Form 10QSB
period 2007-09-30
International Surf Resorts, Inc.
filed 2007-11-09
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

 ☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

 ☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from                       to

Commission File Number: 333-146182

International Surf Resorts, Inc.
(Exact name of small business issuer as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1097 Country Coach Dr., Suite 705, Henderson, Nevada, 89002
(Address of principal executive offices)

(800) 315-0045
(Issuer’s Telephone Number)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒Yes  ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
 ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of November 8, 2007, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

Transitional Small Business Disclosure format (check one):   ☒Yes   ☐No

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007 AND DECEMBER 31, 2006

ASSETS
	September 30, 2007	December 31, 2006
	(Unaudited)

Current assets
Cash	$127,900	$46,097

Total current assets	127,900	46,097

Investment in real property	61,335	57,500

Total assets	$189,235	$103,597

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$18,704	$1,294
Notes payable, stockholders	-	90,000

Total current liabilities	18,704	91,294

Minority interest in subsidiary	(15,544)	-

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized,
3,769,800 and 3,000,000 shares issued and outstanding as of
September 30, 2007 and December 31, 2006, respectively	3,770	3,000
Additional paid-in capital	205,180	12,150
Deficit accumulated during the development stage	(22,875)	(2,847)

Total stockholders’ equity	186,075	12,303

Total liabilities and stockholders’ equity	$189,235	$103,597

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

			Inception
	Three months ended	Nine months ended	(December 4, 2006)
	September 30,	September 30,	to September 30,
	2007	2007	2007

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	26,140	29,725	29,725
Dues and fees	2,521	2,521	2,521
Rent	450	1,350	1,500
Organization costs	-	-	2,140
General and administrative	667	3,122	3,182

Total operating expenses	(29,778)	(36,718)	(39,068)

Other income (expense), net	649	1,146	649

Net loss before minority interest	(29,129)	(35,572)	(38,419)

Minority interest in subsidiary	14,149	15,544	15,544

Net loss	$(14,980)	$(20,028)	$(22,875)

Net loss per common share – basic and diluted	$-	$(.01)	$(.01)

Weighted average of common shares – basic and diluted	3,769,800	3,313,229	3,285,038

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of		Paid-In	Development	Stockholders’
	Shares	Amount	Capital	Stage	Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for
facilities provided by related party	-	-	150	-	150

Net loss	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for
facilities provided by related party	-	-	1,350	-	1,350

Net loss				(20,028)	(20,028)

Balance, September 30, 2007	3,769,800	$3,770	$205,180	$(22,875)	$186,075

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2007
(Unaudited)

		Inception
	Nine months ended	(December 4, 2006)
	September 30,	to September 30,
	2007	2007

Cash flows from operating activities
Net loss	$(20,028)	$(22,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,350	1,500
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	17,410	18,704

Net cash used in operating activities	(1,268)	(2,671)

Cash flows from investing activities
Investment in real property	(3,835)	(61,335)
Minority investment in subsidiary	(15,544)	(15,544)

Net cash used in investing activities	(19,379)	(76,879)

Cash flows from financing activities
Proceeds from issuance of common stock	132,450	147,450
Net proceeds/(payments) from stockholder loans	(30,000)	60,000

Net cash provided by financing activities	102,450	207,450

Net increase in cash	81,803	127,900

Cash, beginning of period	46,097	-

Cash, end of period	$127,900	$127,900

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-
Interest paid	$-	$-
Conversion of notes payable into common stock	$60,000	$60,000

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 and was incorporated under the laws of the State of Nevada on December 4, 2006.  For the period from inception (December 4, 2006) through September 30, 2007, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company intends to develop and operate surf camps.  The Company has acquired coastal land in Mexico and is currently seeking to acquire coastal land in other areas with plans to develop and operate surf camps.  The Company may also subdivide and sell the acquired properties.  The Company is headquartered in Henderson, Nevada.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At September 30, 2007, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to item 310(b) of Regulation S-B. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.

In the opinion of management, all adjustments, including normal and recurring accruals, necessary for a fair presentation of the financial position and the results of operations for the periods presented have been included. The operating results of the Company on a quarterly basis may not be indicative of operating results for the full year. For further information, refer to the financial statements and notes included in the Company’s audited financial statements for the year ended December 31, 2006.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation

The consolidated financial statements include the accounts of International Surf Resorts, Inc. and its 55% owned subsidiary, ISR de Mexico.  All inter-company accounts and transactions have been eliminated in consolidation and minority interests were accounted for in the consolidated statements of operations and the balance sheets.

Minority Interest

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Minority interest in subsidiary” in the consolidated balance sheets and consolidated statements of operations.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2007, the Company did not deem any of its long-term assets to be impaired.

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  The components of the deferred tax assets and liabilities are classified as current and non-current based on their characteristics.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the nine months ended September 30, 2007, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Reporting

Pursuant to Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information,” (“SFAS No. 131”), the Company is required to disclose certain disclosures of operating segments, as defined in SFAS No. 131. Management has determined that the Company has only one operating segment and therefore does not disclose operating segment information.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

FASB Interpretation No. 48– In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company is currently assessing the potential effect of FIN 48 on its financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

SFAS No. 157– In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its financials statements.

FAS No. 158– In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoption of this standard will not a have a material impact on its financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SAB No. 108– In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159– In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

2.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  At September 30, 2007, the Company had uninsured cash deposits in excess of the FDIC insurance limit of $17,844.  The Company has not experienced any losses with respect to its cash balances.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

3.	INVESTMENT IN REAL PROPERTY

In December 2006, the Company acquired real property in Mexico for $57,500 to develop and potentially operate as a surf camp.  During the nine months ended September 30, 2007, the Company incurred additional costs of $3,835 related to the transfer of the property to the Company’s 55% owned subsidiary, ISR de Mexico.

4.	COMMON STOCK

The Company is authorized to issue up to 50,000,000 shares of $0.001 par value common stock and 5,000,000 shares of $0.001 par value preferred stock.  Each share of common stock shall entitle the holder to one vote, in person or by proxy, on any matter on which action of the stockholders of this corporation is sought.  The holders of shares of preferred stock shall have no right to vote such shares, with certain exceptions as determined by the Board of Directors of this corporation or as otherwise provided by the Nevada General Corporation Law, as amended from time to time.

On December 5, 2006, the Company issued 3,000,000 shares of its common stock to its founders at $.005 per share for a total of $15,000.

On May 3, 2007, the Company issued 240,000 shares of its common stock for the conversion of notes payable in the amount of $60,000.

In June 2007, the Company performed a private placement and issued 529,800 shares of its common stock at $0.25 per share for a total of $132,450.

In September 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 489,800 shares of its outstanding common stock.  On October 4, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

5.	PROVISION FOR INCOME TAXES

As of September 30, 2007, the Company reported an estimated federal net operating loss carryforward of approximately $22,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007
(Unaudited)

5.	PROVISION FOR INCOME TAXES (Continued)

As of September 30, 2007, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 15%)	$3,430
Less: valuation allowance	(3,430)

Net deferred tax asset	$-

The Company’s valuation allowance increased by $3,010 for the nine months ended September 30, 3007.

6.	RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through September 30, 2007, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $1,350 for the nine months ended September 30, 2007.

Item 2.  Plan of Operation

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events and are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. We cannot guaranty that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources.

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-QSB for the period ended September 30, 2007.

Liquidity and Capital Resources. We had cash of $127,900 as of September 30, 2007. In June 2007, we raised $132,450 in a private placement in exchange for 529,800 shares of our common stock. We have used a small portion of those proceeds for the audit of financial statements. In March 2007, we issued 240,000 shares of our common stock to repay certain loans in the amount of $60,000.  As of September 30, 2007, our investment in real property was $61,335. We expect that we will incur expenses related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine the feasibility of potential uses of that property. As of September 30, 2007, our total liabilities were $18,704, all of which was represented by accounts payable.

During 2007 and 2008, we anticipate that we will incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In September 2007, we filed a Registration Statement on Form SB-2 for the registration of 489,800 shares of our outstanding common stock.  On October 4, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must determine the feasibility of building surf casas, or vacation rentals, for our property located in San Juanico, Baja California, Mexico.  We are currently assessing the feasibility of building surf casas and also the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. In order to properly determine the feasibility of those projects, our president Eduardo Biancardi intends to travel to the property and live in San Juanico for a period of time. We also intend to look for opportunities to work with other companies that will assist us in our development of the property. In addition, during the next twelve months, we must continue to develop our website and begin to attract customers.

During the next three to six months, our primary objective is to complete our assessment of the opportunities for the property located in San Juanico, Baja California, Mexico, and complete development of our website. During the next six to twelve months, we hope to raise additional funds so that we can expand our product offerings and begin generating revenues. We believe that we will need to spend approximately $5,000 to complete the development of website. In order to market and promote our services and develop our property in San Juanico, Baja California, Mexico, we will need to raise additional capital. Our failure to market and promote our services will hinder our ability to increase the size of our operations and generate revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We had cash of $127,900 as of September 30, 2007. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities other than the development of our website which we expect the total cost to be approximately $1,500. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2007, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31. Rule 13a-14(a)/15d-14(a) Certifications.
32. Section 1350 Certifications.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Surf Resorts, Inc., a Nevada corporation

Date: November 8, 2007	By:	/s/ Eduardo Biancardi
Eduardo Biancardi
	Its:	Principal Executive Officer, Principal Financial Officer President, Secretary, Treasurer, Director