Form 10KSB
period 2007-12-31
International Surf Resorts, Inc.
filed 2008-03-28
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from       to

Commission File Number: 333-146182

International Surf Resorts, Inc.
 (Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1097 Country Coach Dr., Suite 705 Henderson, Nevada	89002
(Address of principal executive offices)	(Zip Code)

(800) 315-0045
(Registrant's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X ]Yes [  ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]
State issuer's revenues for its most recent fiscal year. $0.

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) As of March 28, 2008, approximately $48,980.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date. As of March 28, 2008, there were 3,769,800 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

Transitional Small Business Disclosure format (check one):  [  ] Yes        [ x ]  No

PART I

Item 1. Description of Business.

Our Background.  We were incorporated in Nevada on December 4, 2006.

Our Business. We are an Internet-based provider of international surf resorts, camps and guided surf tours. We also intend to operate a surf camp at Scorpion Bay, which is located in San Juanico, Baja California Sur, Mexico. Through our Mexican subsidiary, we own approximately 2.5 acres of land on the beach at Scorpion Bay.

We are developing a website which advertises privately owned surf resorts, camps and guided surf tours in locations that we believe offer world class surf.  For surf resort operators and property owners, our website will market their resorts, camps, and property rentals.  Our primary source of revenue from our website will be fees that are charged to the surf resort operators or property owners as a percentage of the vacationers’ total rental price. We anticipate that those fees will continue to be our primary source of revenue from our website, although we may attempt to generate additional revenue sources such as Internet advertising.

Our Proposed Surf Resort. We intend to develop a surf camp at Scorpion Bay, which is located in San Juanico, Baja California Sur, Mexico. Through our Mexican subsidiary, we own one hectare, which is approximately 2.5 acres of land, on the beach at Scorpion Bay. Our parcel has 50 meters of oceanfront and a length of 243 meters. South swells from the southern hemisphere and local hurricanes spin off mainland Mexico sending what we believe are perfect waves to a series of point breaks at Scorpion Bay. The land at Scorpion Bay has recently been privatized and ocean front properties have been listed for sale. In addition, the Mexican government is currently paving the road that provides access to Scorpion Bay.

For the foreseeable future, we intend to lead surfing expeditions to Scorpion Bay and hold camps on our property. We hope to generate revenues from our surf camps during the summer season when there are historically a consistent amount of south swells.

We are reviewing plans to study the feasibility of building surf casas, or vacation rentals, for our camps and for visiting surfers and travelers to rent from us when we are not holding our camps.  We are also assessing the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product.

Our Website www.isurfresorts.com.  We are currently developing our website to allow consumers to search through all of our surf resorts, camps and rental properties and access detailed property information including photographs. Our primary source of revenue will be fees that are charged to the property owners as a percentage of the vacationer’s total rental rate. Fee percentages for vacation condominiums and homes range from approximately 3% to over 40% of rental rates depending on the market and the type of services provided to the property owner.

Internet Advertising. We anticipate that we will be able to generate advertising revenues from companies which have complementary products such as airlines and travel agents and desire to advertise our on website. The Internet is an attractive method for certain advertisers, depending on the number of unique visitors we have to our site, the amount of time they spend on our site and a variety of other factors.  Internet advertising spending continues to increase on an annual basis. We believe that significant revenues can be generated from online advertising from small business service providers and product vendors.

Future Website and Products. We hope to design our future website to provide a wide range of services to surfers and surf resort and camp operators as well as vacation rental owners. Our website will continue to allow consumers to search through all of our surf resorts, camps and vacation rentals and access detailed information including photographs of the surf and accommodations. We hope that our future website will also allow users to obtain local information about the location of the surf resort as well as information about special offers and promotions. As we generate revenues, we anticipate that we will expand our website to include specialized concierge-type services for traveling surfers and their families.

Our Target Markets and Marketing Strategy.  We believe that our primary target market will consist of surfers and vacationers as well as surf resort and camp operators and vacation rental owners that desire to promote the rental of their surf resorts and camps and rental properties. We believe that many operators and owners desire to book their surf resorts and rent their properties without being responsible for the advertising and promotion of their own properties.

We will market and promote our website on the Internet. Our marketing strategy is to promote our services and products and attract businesses to our website.  Our marketing initiatives include:

•	utilizing direct response print advertisements placed primarily in surf related magazines and special interest magazines;
•	links to industry focused websites;
•	develop and print sales and marketing materials including brochures and cards; and
•	initiate direct contact with those potential customers.

Growth Strategy. Our objective is to become one of the dominant providers of surf resorts and camps and guided surf tours in surf related areas.  Key elements of our strategy include:

•	create awareness of our products and services;
•	continue and expand our website;
•	increase the number of Internet users to our website;
•	increase our relationships with clients;
•	provide additional services for businesses and consumers; and
•	pursue relationships with joint venture candidates which will support our development. We currently do not have plans, agreements, understandings or arrangements to engage in joint ventures.

Our Industry. The surf resort, camp and vacation rental industry is highly fragmented, with many small companies that offer surf resorts and camps throughout the world. We believe this fragmented market presents a significant opportunity for a company offering a branded, international network of high quality surf resorts, camps and vacation rentals with superior levels of customer service.

Our Competition. The surf resort, camp and vacation rental industry is highly competitive and has low barriers to entry. We believe that the principal competitive factors in attracting our customers are:

•	the quality of the surf at the locations that we showcase on our website; and
•	quality, cost and breadth of services and properties provided.

We also compete for customers from other operators of surf camps in Baja California and specifically Scorpion Bay. Many of these competitors have greater financial resources than we have and have been in operation for many years more than us. In addition, many of these companies have greater name recognition among surfers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than we would for the same acquisition opportunities. Promotora Punta Pequena has operated a surf camp on the main point in Scorpion Bay for several years and currently rents vacation casas to traveling surfers. We do not know if we will be able to compete with Promotora Punta Pequena as a surf camp operator or provider of vacation rentals.

We also compete directly with other companies and businesses that have online surf resort, camps and vacation rental services which are functionally equivalent or similar to our proposed website. We expect that these competitors will market those websites to our target customers, which will significantly affect our ability to compete. Many of these competitors have greater financial resources and can afford to spend more resources than we can to market their websites. We cannot guaranty that we will succeed in marketing our websites and generating revenues. We cannot guaranty that our competitors will not succeed in marketing their websites and generating revenues.

Our Intellectual Property. We do not presently own any copyrights, patents, trademarks, licenses, concessions or royalties, and we may rely on certain proprietary technologies, trade secrets, and know-how that are not patentable.  Although we may take action to protect our unpatented trade secrets and our proprietary information, in part, by the use of confidentiality agreements with our employees, consultants and certain of our contractors, we cannot guaranty that

•	these agreements will not be breached;
•	we would have adequate remedies for any breach; or
•	our proprietary trade secrets and know-how will not otherwise become known or be independently developed or discovered by competitors.

We cannot guaranty that our actions will be sufficient to prevent imitation or duplication of both our products and services by others or prevent others from claiming violations of their trade secrets and proprietary rights.

We currently own the domain names www.isurfresorts.com. Under current domain name registration practices, no one else can obtain a duplicate domain name, but someone might obtain a similar name to the domain name we ultimately use, or the identical name with a different suffix, such as “.org”, or with a country designation. The regulation of domain names in the United States and in foreign countries is subject to change, and we could be unable to prevent third parties from acquiring domain names that infringe or otherwise decrease the value of our domain names.

Government Regulation. We are subject to federal, state and local laws and regulations generally applied to businesses, such as payroll taxes on the state and federal levels. We believe that we are in conformity with all applicable laws in Nevada and the United States.

We are also subject to the laws and regulations of Mexico. Mexico is subject to changing political, economic and regulatory influences that will affect our business practices and operations. The North American Free Trade Agreement has fostered ties between Mexico, the United States and Canada by removing trade restrictions. However, foreign ownership of land in Mexico has traditionally been subject to heavy regulation by the Mexican government. Any of these regulations or a change in the current regulations could significantly hinder our ability to develop our property in Mexico, which would negatively impact our ability to generate revenues.  We cannot predict what impact, if any, such factors might have on our business, financial condition and results of operations.

In the early 1900s, Mexico began the process to provide farmers a beneficiary interest to land owned by the government. Those government parcels are known as “ejidos”. In 1992, the Mexican government amended the laws to provide a process of legal entitlement thereby giving the ejido farmers the right to convert the land to private property and allowing them to benefit monetarily from the ensuing regularization process. We believe the property we purchased has been properly regularized and therefore, the seller had the right to sell the land to us. If the property was not properly regularized and converted to private property, then we may not actually own the property that we purchased. There have been numerous, well publicized cases and examples of Americans, Canadians and other non-Mexicans buying ejido land that has not been properly regularized. We cannot guaranty that the property we purchased was properly regularized and converted to private property.

We believe that foreigners are able to purchase Mexican real estate through a bank trust called a Fideicomiso. The Fideicomiso enables foreigners to own property in Mexico in what is called the “restricted zone.” The restricted zone is that land which is located within 60 miles of the border or 30 miles of the coastline. The Fideicomiso gives the purchaser all rights of ownership.  If the parcel is larger than 2000 square meters, approximately one half acre, then the property should be held in a Mexican corporation, which is wholly foreign owned with the intention of doing business. Because the parcel is one hectare, or approximately 12,150 square meters, we hired a local Mexican attorney to form a Mexican subsidiary corporation for the purpose of owning the property located at San Juanico, Baja California Sur, Mexico. We believe we have followed the appropriate laws regarding foreign ownership of land in Mexico and that we are in conformity with all applicable laws in the relevant jurisdictions. Although we have followed the advice of our Mexican legal counsel, we cannot guaranty we have clean title to the property located at San Juanico, Baja California Sur, Mexico.

Our Mexican Subsidiary. In February 2007, we incorporated ISR de Mexico, S. de R. L. de C.V., a Mexico corporation, for the purpose of owning the property at San Juanico, Baja California Sur, Mexico. We own approximately 55% of the issued and outstanding shares of our Mexican subsidiary’s capital stock. Timothy Neely, our former officer, director and principal shareholder, owns approximately 15% of the issued and outstanding shares of our Mexican subsidiary’s capital stock. ISR Investments LLC, one of our principal shareholders, owns approximately 30% of the issued and outstanding shares of our Mexican subsidiary’s capital stock.

Our Research and Development.  We are not currently conducting any research and development activities, other than the development of our website.  We do not anticipate conducting such activities in the near future.

Employees.  As of March 21, 2008, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2007. We believe that our facilities are adequate for our needs. We do not own any real estate.

Risk Factors.

Investing in our common stock involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock. The risks described below are those we currently believe may materially affect us.

Risks Related to our Business:

We have a limited operating history upon which an evaluation of our prospects can be made.

We were formed on December 4, 2006. Our lack of operating history in the Internet industry makes an evaluation of our business and prospects very difficult. Our prospects must be considered speculative, considering the risks, expenses, and difficulties frequently encountered in the establishment of a new business. We cannot be certain that our business will be successful or that we will generate significant revenues and become profitable.

We will need to raise additional capital to fund our operations. Our failure to raise additional capital will significantly affect our ability to fund our proposed activities.

To develop and market our proposed surf camps and resorts, we will be required to raise additional funds through debt or equity financings. We do not know if we will be able to acquire additional financing. We anticipate that we will need to spend significant funds on developing our proposed surf camps and resorts. Our failure to obtain additional funds would significantly limit or eliminate our ability to fund our operations.

We have incurred a net loss since inception and expect to incur net losses for the foreseeable future.

As of December 31, 2007, our net loss since inception was $61,570. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

Because we are a development stage company, we have no revenues to sustain our operations.

We are a development stage company that is currently developing our business. To date, we have not generated any revenues, and we do not anticipate that we will generate any revenues for the foreseeable future. The success of our business operations will depend upon our ability to develop our surf resort website and provides quality service to those visitors to our site. We are not able to predict whether we will be able to develop our business and generate revenues. If we are not able to complete the successful development of our business plan, generate significant revenues and attain sustainable operations, then our business will fail.

There is significant uncertainty with respect to the viability and growth potential for the real estate market in Baja California Sur, Mexico. If the market fails to develop or develops more slowly than we hope, our Mexican property may have very little value.

The real estate market in Baja California Sur, Mexico is rapidly evolving and likely will be characterized by an increasing number of market entrants.  However, if the market for real estate in Baja California Sur, Mexico fails to develop, or develops more slowly than we expect, the property that we purchased in San Juanico, Baja California Sur, Mexico may be have very little value or be worthless. Thus, acceptance of Baja California Sur, Mexico as a viable real estate market is highly uncertain and subject to several potential factors, including:

•	reluctance of potential purchasers to choose to invest in real estate in Baja California Sur, Mexico;
•	reluctance of potential purchasers to follow through with their purchase of real property in Baja California Sur, Mexico; and
•	concerns about whether potential purchasers will possess clean title to the real property in Baja California Sur, Mexico and in the future be able to convey that property to future purchaser.

The property that we purchased in San Juanico, Baja California Sur, Mexico was originally “ejido” property and may not have been properly converted to private property.

In the early 1900s, Mexico began the process to provide farmers a beneficiary interest to land owned by the government. Those government parcels are known as “ejidos”. In 1992, the Mexican government amended the laws to provide a process of legal entitlement thereby giving the ejido farmers the right to convert the land to private property and allowing them to benefit monetarily from the ensuing regularization process. We do not know if the property we purchased has been properly regularized and therefore, if the seller had the right to sell the land to us. If the property was not properly regularized and converted to private property, then we may not actually own the property that we purchased. We cannot guaranty that the property we purchased was properly regularized and converted to private property.

Our operations are significantly impacted by the laws and regulations of Mexico as well as the political instability of the Mexican government.

Mexico is subject to changing political, economic and regulatory influences that will affect our business practices and operations. The North American Free Trade Agreement has fostered ties between Mexico, the United States and Canada by removing trade restrictions. However, foreign ownership of land in Mexico has traditionally been subject to heavy regulation by the Mexican government. Any of these regulations or a change in the current regulations could significantly hinder our ability to develop our property in Mexico, which would negatively impact our ability to generate revenues.  We cannot predict what impact, if any, such factors might have on our business, financial condition and results of operations.

We do not know if we have clean title to the property we purchased in San Juanico, Baja California Sur, Mexico.

Because the parcel we purchased is one hectare, or approximately 12,150 square meters, we hired a local Mexican attorney to form a Mexican subsidiary corporation for the purpose of owning the property located at San Juanico, Baja California Sur, Mexico. We hope that we have followed the appropriate laws regarding foreign ownership of land in Mexico and that we are in conformity with all applicable laws in the relevant jurisdictions. Although we have followed the advice of our Mexican legal counsel, we do not know with certainty if we have clean title to the property we purchased San Juanico, Baja California Sur, Mexico, or if we will have clean title to any other properties that we purchase in the future. Our inability to prove that we have clean title to that property could significant decrease the value of the property, which could cause investors to lose their entire investment in us.

Our business may be subject to Mexican currency fluctuations.

We intend to have operations in Mexico and therefore anticipate that some of our transactions may involve the use of the Mexican Peso, the official currency of Mexico.  Throughout the 1990s, the Mexican Peso was extremely volatile and we anticipate that the Mexican Peso may continue to display such volatility. Although management will monitor our exposure to currency fluctuations, we cannot guaranty that exchange rate fluctuations will not negatively impact our financial condition.

A downturn in the general economy or the real estate market would harm our business.

Our business is negatively impacted by periods of economic slowdown or recession, rising interest rates and declining demand for real estate. These economic conditions could have a number of effects, which could have an adverse impact on certain segments of our business, including the following:

•	a decline in residential transactions and commercial acquisition, disposition and leasing activity;
•	a decline in the supply of capital invested in commercial real estate; and
•	a decline in the value of real estate and in rental rates, which would cause us to realize lower revenue.

Economic and political developments in Mexico could affect Mexican economic policy and our business, financial condition and results of operations.

Our Mexican subsidiary is a Mexican corporation and all of its operations and assets are located in Mexico. As a result, our business, financial condition and results of operations may be affected by the general condition of the Mexican economy, the devaluation of the Peso as compared to the U.S. Dollar, price instability, inflation, interest rates, regulation, taxation, social instability and other political, social and economic developments in or affecting Mexico over which we have no control.

The Mexican government has exercised, and continues to exercise, significant influence over the Mexican economy. Mexican governmental actions concerning the economy and state-owned enterprises could have a significant effect on Mexican private sector entities in general, and us in particular, and on market conditions, prices and returns on companies with Mexican operations.

Mexico has experienced adverse economic conditions.

Mexico has historically experienced uneven periods of economic growth. If the Mexican economy should fall into a recession, our business, financial condition and results of operations may be negatively affected.

High interest rates in Mexico could increase our financing costs.

Mexico historically has had, and may continue to have, high interest rates. Accordingly, if we have to incur Peso-denominated debt in the future, it will likely be at higher interest rates. High interest rates in Mexico could increase our financing costs and thereby impair our financial condition, results of operations and cash flows.

We face intense competition, which could hinder our ability to implement our business plan and generate revenues. Most of our competitors have significantly greater resources than we do.  If we cannot compete effectively, we may not be able to generate any revenues, or achieve or sustain profitability.

Our principal competitors include companies that are well recognized as providers of surf resorts and camps for several years and have an established customer base. These competitors may enhance their services to include some that we may not be able to provide until we achieve profitability. Many of our current and potential competitors enjoy substantial competitive advantages, such as:

•	greater name recognition;
•	larger marketing budgets and resources;
•	established marketing relationships;

•	access to larger customer bases; and
•	substantially greater financial, technical and other resources.

As a result, they may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements.  In addition, because barriers to the real estate field are fairly low, additional competitors may enter our market.

We also compete for customers from other operators of surf camps in Baja California and specifically Scorpion Bay. Many of these competitors have greater financial resources than we have and have been in operation for many years more than us. In addition, many of these companies have greater name recognition among surfers. These companies might be willing to sacrifice profitability to capture a greater portion of the market for vacationers or pay higher prices than we would for the same acquisition opportunities. Promotora Punta Pequena has operated a surf camp at Scorpion Bay for several years and currently rents vacation casas to traveling surfers. We do not know if we will be able to compete with Promotora Punta Pequena as a surf camp operator or provider of vacation rentals.

For all of the foregoing reasons, we may not be able to compete successfully against our current and future competitors.

Our officers and directors are engaged in other activities that could conflict with our interests. Therefore, our officers and directors may not devote sufficient time to our affairs, which may affect our ability to conduct marketing activities and generate revenues.

The people currently serving as our officers and directors have existing responsibilities and have additional responsibilities to provide management and services to other entities. As a result, conflicts of interest between us and the other activities of those entities may occur from time to time, in that our officers and directors shall have conflicts of interest in allocating time, services, and functions between the other business ventures in which they may be or become involved and our affairs. Our officers and directors currently work for us on a part time basis.

We depend on the efforts and abilities of our management to continue operations.

Eduardo Biancardi our officer, is our only employee with experience relevant to business. Outside demands on his time may prevent him from devoting sufficient time to our operations. The interruption of the services of Mr. Biancardi will significantly hinder our operations, profits and future development, especially if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements.  We cannot guaranty that our management will remain with us.

Our auditors have questioned our ability to continue operations as a “going concern.” Investors may lose all of their investment if we are unable to continue operations.

We hope to begin generating revenues. In the absence of generating revenues, we will seek to raise additional funds to meet our working capital needs principally through the additional sales of our securities.  However, we cannot guaranty that we will be able to obtain sufficient additional funds when needed, or that such funds, if available, will be obtainable on terms satisfactory to us. As a result, our auditors believe that substantial doubt exists about our ability to continue operations.

The costs to meet our reporting requirements as a public company subject to the Exchange Act of ’34 will be substantial and may result in us having insufficient funds to operate our business.

We will incur ongoing expenses associated with professional fees for accounting and legal expenses associated with being a public company. We estimate that these costs will range up to $50,000 per year for the next few years. Those fees will be higher if our business volume and activity increases.  Those obligations will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations.

Risks Related to Owning Our Common Stock:

Our officers, directors and principal shareholders own approximately 84.36% of our outstanding shares of common stock, allowing these shareholders control matters requiring approval of our shareholders.

Our officers, director and principal shareholders beneficially own, in the aggregate, approximately 84.36% of our outstanding shares of common stock.  Such concentrated control of the company may negatively affect the price of our common stock.  Our officers, directors and principal shareholders can control matters requiring approval by our security holders, including the election of directors.

The offering price of the shares of common stock was arbitrarily determined. Therefore, investors may lose all or part of their investment if the offering price is higher than the current market value of the offered shares.

The offering price of the shares of common stock being offered by the selling shareholders has been determined arbitrarily and has no relationship to any established criteria of value, such as book value or earnings per share. Additionally, because we have no significant operating history and have generated no revenues to date, the price of the shares of common stock is not based on past earnings, nor is the price of the shares indicative of current market value for the assets owned by us. Investors could lose all or a part of their investment if the offering price has been arbitrarily set too high. Even if a public trading market develops for our common stock, the shares may not attain market values commensurate with the offering price.

We lack a public market for shares of our common stock, which may make it difficult for investors to sell their shares.

There is no public market for shares of our common stock. We cannot guaranty that an active public market will develop or be sustained. Therefore, investors may not be able to find purchasers for their shares of our common stock. Should there develop a significant market for our shares, the market price for those shares may be significantly affected by such factors as our financial results and introduction of new products and services.

Our common stock is subject to penny stock regulations which may make it difficult for investors to sell their stock.

The Securities and Exchange Commission has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Commission, which specifies information about penny stocks and the nature and significance of risks of the penny stock market.  The broker-dealer also must provide the customer with bid and offer quotations for the penny stock, the compensation of the broker-dealer and salesperson in the transaction, and monthly account statements indicating the market value of each penny stock held in the customer's account.  In addition, the penny stock rules require that, prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  If our common stock becomes subject to the penny stock rules, holders of our shares may have difficulty selling those shares.

Item 2. Description of Property.

Property held by us. As of the December 31, 2007, through our Mexican subsidiary, we own one hectare, which is approximately 2.5 acres of land located in San Juanico, Baja California Sur, Mexico. The property is undeveloped land located adjacent to the beach. Our parcel has 50 meters of oceanfront and a length of 243 meters. There is no mortgage or lien on the property. We are reviewing plans to study the feasibility of building surf casas, or vacation rentals, for our camps and for visiting surfers and travelers to rent from us when we are not holding our camps.  We are also assessing the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. We believe the property is suitable for the uses we are contemplating, although there is currently no electricity or water at the property. We are currently assessing the estimated cost of any proposed program for the renovation, improvement or development of the property. We will need to obtain financing to develop the property. We do not have any insurance for the property. We do not presently own any other interests in real estate.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations.  We recorded total rent expense of $1,800 for the year ended December 31, 2007. We believe that our facilities are adequate for our needs.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market Price for Common Equity and Related Stockholder Matters.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “ISFR”. As of March 21, 2008, no shares of our common stock have traded.

Reports to Security Holders. We are a reporting company with the Securities and Exchange Commission, or SEC.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 3,769,800 shares of common stock issued and outstanding as of December 31, 2007, which were held by approximately 41 shareholders.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We registered for sale 489,800 shares of common stock held by our shareholders in our registration Statement on Form SB-2, which was declared effective by the SEC on October 4, 2007.

Dividend Policy. We have never declared or paid a cash dividend on our capital stock. We do not expect to pay cash dividends on our common stock in the foreseeable future. We currently intend to retain our earnings, if any, for use in our business. Any dividends declared in the future will be at the discretion of our board of directors and subject to any restrictions that may be imposed by our lenders.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-B, except for the following:

In June 2007, we issued 529,800 shares of our common stock for $0.25 per share for gross proceeds of $132,450. In May 2007, we issued 240,000 shares of our common stock to repay certain loans in the amount of $60,000. The shares were issued in a transaction which we believe satisfies the requirements of that exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, which exemption is specified by the provisions of Section 4(2) of that act and Rule 506 of Regulation D promulgated pursuant to that act by the Securities and Exchange Commission.

In December 2006, we issued 1,000,000 shares of our common stock to Timothy Neely, our founder and former officer and director, and 2,000,000 shares of our common stock to two individuals.  These shares were issued in exchange for gross proceeds of $15,000, or $.005 per share. The shares were issued in a transaction which we believe satisfies the requirements of that certain exemption from the registration and prospectus delivery requirements of the Securities Act of 1933, as amended, which exemption is specified by the provisions of Section 4(2) of that act.

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2007, for the sale of registered securities.

Penny Stock Regulation.  Shares of our common stock will probably be subject to rules adopted the Securities and Exchange Commission that regulate broker-dealer practices in connection with transactions in “penny stocks”.  Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in those securities is provided by the exchange or system).  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission, which contains the following:

•	a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;
•
a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to violation to such duties or other requirements of securities’ laws;

•	a brief, clear, narrative description of a dealer market, including "bid" and "ask” prices for penny stocks and the significance of the spread between the "bid" and "ask" price;
•	a toll-free telephone number for inquiries on disciplinary actions;
•	definitions of significant terms in the disclosure document or in the conduct of trading in penny stocks; and
•	such other information and is in such form (including language, type, size and format), as the Securities and Exchange Commission shall require by rule or regulation.

Prior to effecting any transaction in penny stock, the broker-dealer also must provide the customer the following:

•	the bid and offer quotations for the penny stock;
•	the compensation of the broker-dealer and its salesperson in the transaction;
•	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and
•	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitably statement.  These disclosure requirements may have the effect of reducing the trading activity in the secondary market for a stock that becomes subject to the penny stock rules.  Holders of shares of our common stock may have difficulty selling those shares because our common stock will probably be subject to the penny stock rules.

Purchases of Equity Securities. None during the period covered by this report.

Item 6. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

This following information specifies certain forward-looking statements of management of the company. Forward-looking statements are statements that estimate the happening of future events are not based on historical fact. Forward-looking statements may be identified by the use of forward-looking terminology, such as “may”, “shall”, “could”, “expect”, “estimate”, “anticipate”, “predict”, “probable”, “possible”, “should”, “continue”, or similar terms, variations of those terms or the negative of those terms. The forward-looking statements specified in the following information have been compiled by our management on the basis of assumptions made by management and considered by management to be reasonable. Our future operating results, however, are impossible to predict and no representation, guaranty, or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-KSB for the year ended December 31, 2007.

Liquidity and Capital Resources. We had cash of $109,846 as of December 31, 2007. In June 2007, we raised $132,450 in a private placement in exchange for 529,800 shares of our common stock. We have used a small portion of those proceeds for the audit and review of our financial statements. In May 2007, we issued 240,000 shares of our common stock to repay certain loans in the amount of $60,000.  As of December 31, 2007, our investment in real property was $61,335. We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property. As of December 31, 2007, our total liabilities were $24,051, all of which was represented by accounts payable.

During 2008, we anticipate that we will incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of becoming a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of becoming a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In September 2007, we filed a Registration Statement on Form SB-2 for the registration of 489,800 shares of our outstanding common stock.  On October 4, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

For the year ended December 31, 2007 as compared to period from inception on December 4, 2006 through December 31, 2006.

Results of Operations.

Revenues.  We had no revenue for the year ended December 31, 2007 or for the period from our inception on December 4, 2006 through December 31, 2006.

Operating Expenses and Net Loss. Our net loss from operations of $58,723 for the year ended December 31, 2007 was comprised of legal and professional fees of $49,748, rent of $1,800 and general and administrative expenses of $4,085 dues and fees of $5,891, for a net loss of $59,423 before minority interest in our subsidiary of $700.   This is in comparison to the period from inception on December 4, 2006 through December 31, 2006, during which we had a net loss of $2,847, comprised of rent of $150, organization costs of $2,140, general and administrative expenses of $59, and other expenses of $498.

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

We had cash of $109,846 as of December 31, 2007. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 7. Financial Statements

The financial statements required by Item 7 are presented in the following order:

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
REPORT AND FINANCIAL STATEMENTS
FOR THE YEAR ENDED DECEMBER 31, 2007
AND FOR THE PERIODS FROM INCEPTION
(DECEMBER 4, 2006) THROUGH DECEMBER 31, 2006 AND 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Surf Resorts, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of International Surf Resorts, Inc. (a development stage company) as of December 31, 2007 and 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2007 and for the periods from inception (December 4, 2006) through December 31, 2006 and 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Surf Resorts, Inc. as of December 31, 2007 and 2006, and the results of their operations and their cash flows for the year ended December 31, 2007 and for the periods from inception (December 4, 2006) through December 31, 2006 and 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP
Irvine, California
February 15, 2008

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006

ASSETS
	2007	2006

Current assets
Cash	$109,846	$46, 097

Total current assets	109,846	46,097

Investment in real property	61,335	57,500

Total assets	$171,181	$103,597

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$24,051	$1,294
Notes payable, stockholders	-	90,000

Total current liabilities	24,051	91,294

Minority interest in subsidiary	(700)	-

Stockholders’ equity
Preferred stock, $.001 par value; 50,000,000 shares
authorized, -0- and -0- shares issued and outstanding
as of December 31, 2007 and 2006, respectively	-	-
Common stock, $.001 par value; 100,000,000 shares authorized,
3,769,800 and 3,000,000 shares issued and outstanding
as of December 31, 2007 and 2006 respectively	3,770	3,000
Additional paid-in capital	205,630	12,150
Deficit accumulated during the development stage	(61,570)	(2,847)

Total stockholders’ equity	147,830	12,303

Total liabilities and stockholders’ equity	$171,181	$103,597

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
STATEMENTS OF OPERATIONS

	For the Year Ended December 31,	For the Period from Inception (December 4, 2006) through December 31,	For the Period from Inception (December 4, 2006) through December 31,
	2007	2006	2007

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	49,748	-	49,748
Dues and fees	5,891	-	5,891
Rent	1,800	150	1,950
Organization costs	-	2,140	2,140
General and administrative	4,085	59	4,144

Total operating expenses	61,524	2,349	63,873

Other income (expense), net	2,101	(498)	1,603

Net loss before minority interest	(59,423)	(2,847)	(62,270)

Minority interest in subsidiary	700	-	700

Net loss	$(58,723)	$(2,847)	$(61,570)

Net loss per common share – basic and diluted	$(.02)	$-	$(.02)

Weighted average of common shares – basic and diluted	3,428,310	3,000,000	3,398,809

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIODS FROM INCEPTION (DECEMBER 4, 2006)
THROUGH DECEMBER 31, 2006 AND 2007

						Deficit
						Accumulated
	Preferred Stock		Common Stock		Additional	During	Total
	Number of Shares	Amount	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Balance, December 4, 2006	-	$-	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	-	-	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities	-	-
provided by related party			-	-	150	-	150

Net loss	-	-	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	-	-	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	-	-	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	-	-	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities
provided by related party	-	-	-	-	1,800	-	1,800

Net loss	-	-	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	-	$-	3,769,800	$3,770	$205,630	$(61,570)	$(147,830)

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2007	For the Period from Inception (December 4, 2006) through December 31, 2006	For the Period from Inception (December 4, 2006) through December 31, 2007

Cash flows from operating activities
Net loss	$(58,723)	$(2,847)	$(61,570)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	150	1,950
Changes in operating assets and liabilities
Increase in accounts payable and accrued expenses	22,757	1,294	24,051

Net cash (used in) operating activities	(34,166)	(1,403)	(35,569)

Cash flows from investing activities
Investment in real property	(3,835)	(57,500)	(61,335)
Minority investment in subsidiary	(700)	-	(700)

Net cash used in investing activities	(4,535)	(57,500)	(62,035)

Cash flows from financing activities
Proceeds from issuance of common stock	132,450	15,000	147,450
Net proceeds/(payments) from stockholder loans	(30,000)	90,000	60,000

Net cash provided by financing activities	102,450	105,000	207,450

Net increase in cash	63,749	46,097	109,846

Cash, beginning of period	46,097	-	-

Cash, end of period	$109,846	$46,097	$109,846

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable into common stock	$60,000	$-	$60,000

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises", and was incorporated under the laws of the State of Nevada on December 4, 2006.  For the years ended December 31, 2007 and 2006 and for the period from inception through December 31, 2006, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring our real estate in Mexico.  At December 31, 2007, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods.  Actual results could materially differ from those estimates.

Cash Equivalents

For purposes of the balance sheets and statement of cash flows, the Company considers all highly liquid instruments purchased with maturity of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheets.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2007, and 2006 the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes

The Company accounts for income taxes under SFAS 109, “Accounting for Income Taxes”.  Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The components of the deferred tax assets and liabilities are individually classified as current and non-current based on their characteristics. Under SFAS 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Comprehensive Income (Loss)

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the year ended December 31, 2007 and for the period from inception December 4, 2006 through December 31, 2006, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2007, and 2006, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

FASB Interpretation No. 48 – In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), which supplements SFAS No. 109, “Accounting for Income Taxes”, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements.  The Interpretation requires that the tax effects of a position be recognized only if it is “more-likely-than-not” to be sustained based solely on its technical merits as of the reporting date.  The more-likely-than-not threshold represents a positive assertion by management that a company is entitled to the economic benefits of a tax position.  If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are to be recognized.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  The Company adopted the new standard for the year ended December 31, 2007.  The impact of the adoption of FASB Interpretation No. 48 is not material to the Company’s overall results of operations or financial position.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (continued)

SFAS No. 157 – In September 2006, the FASB issued Statement 157, “Fair Value Measurements”.  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.  The Company is currently assessing the potential effect of SFAS 157 on its consolidated financials statements.

FAS No. 158 – In September 2006, the FASB issued Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”.  This Statement improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization.  This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006.  An employer without publicly traded equity securities is required to recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after June 15, 2007.  The Company believes that the adoptions of this standard will not a have a material impact on its consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SAB No. 108 – In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” The guidance in SAB No. 108 requires Companies to base their materiality evaluations on all relevant quantitative and qualitative factors. This involves quantifying the impact of correcting all misstatements, including both the carryover and reversing effects of prior year misstatements, on the current year financial statements. The Company has adopted this standard.

SFAS No. 159 – In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115. This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement applies to all entities, including not-for-profit organizations. Most of the provisions of this Statement apply only to entities that elect the fair value option.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 141 (revised 2007) – In December 2007, the FASB issued Statement No. 141 (revised 2007), Business Combinations. This statement replaces FASB Statement No. 141 Business Combinations.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. To accomplish that, this Statement establishes principles and requirements for how the acquirer 1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire, 2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and 3) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently assessing the potential effect of SFAS 141 (revised 2007) on its consolidated financial statements.

SFAS No. 160 – In December 2007, the FASB issued Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. The objective of this Statement is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require 1) the ownership interests in subsidiaries held by parties other than the parent be clearly identified, labeled, and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity, 2) the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, 3) changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, 4) when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, and 5) entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  The Company is currently assessing the potential effect of SFAS 160 on its consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of ($61,570) from inception (December 4, 2006) through December 31, 2007. The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt and equity financing will be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that changing customer needs and evolving industry constraints will enable the Company to attain profitable operations.

3.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  At December 31, 2007, the Company had uninsured cash deposits in excess of the FDIC insurance limit of $18,972.  The Company has not experienced any losses with respect to its cash balances.

4.	INVESTMENT IN REAL PROPERTY

In December 2006, the Company acquired real property in Mexico for $57,500 to develop and potentially operate as a surf camp.  During the year ended December 31, 2007, the Company incurred additional costs of $3,835 related to the transfer of the property to the Company’s 55% owned subsidiary, ISR de Mexico.

5.	NOTES PAYABLE - STOCKHOLDERS

On December 5, 2006, the Company entered into a promissory note agreement with a shareholder to obtain a loan for $70,000. Under the terms of the promissory note agreement, the principal together with interest at 8% per annum, was to be repaid in one lump sum on March 5, 2007, but could be prepaid without any penalty. On March 21, 2007, under the terms of the promissory note agreement, the shareholder elected to convert $20,000 of the note payable balance into 80,000 shares of the Company’s common stock at a conversion rate of $0.25 per share.  In addition, the shareholder agreed to forgive accrued interest on the note totaling $1,626.  The remaining note payable balance of $50,000 was repaid to the shareholder on April 4, 2007.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

5.	NOTES PAYABLE – STOCKHOLDERS (Continued)

On December 13, 2006, the Company entered into a promissory note agreement with a shareholder to obtain a loan for $20,000.  Under the terms of the promissory note agreement, the principal, together with interest at 8% per annum, was to be repaid in one lump sum on March 13, 2007, but could be prepaid without any penalty.  On March 21, 2007, under the terms of the promissory note agreement, the shareholder elected to convert the $20,000 note payable balance into 80,000 shares of the Company’s common stock at a conversion rate of $0.25 per share.  In addition, the shareholder agreed to forgive accrued interest on the note totaling $430.

On December 13, 2006, the Company entered into a promissory note agreement with the Company’s president and shareholder to obtain a loan for $20,000.  Under the terms of the promissory note agreement, the principal, together with interest at 8% per annum, was to be repaid in one lump sum on March 13, 2007, but could be prepaid without any penalty. On March 21, 2007, under the terms of the promissory note agreement, the shareholder elected to convert the $20,000 note payable balance into 80,000 shares of the Company’s common stock at a conversion rate of $0.25 per share.  In addition, the shareholder agreed to forgive accrued interest on the note totaling $256.

6.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2007, and 2006.

7.	STOCKHOLDERS' EQUITY

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

7.	STOCKHOLDERS' EQUITY(Continued)

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

8.	PROVISION FOR INCOME TAXES

As of December 31, 2007 and 2006, the Company has reported an estimated federal net operating loss carryforwards of approximately $59,000 and $2,800, respectively, which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2027.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2007 and 2006, the Company had the following deferred tax assets that related to its net operating losses.  A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

	2007		2006

Federal loss carryforward (@ 16.5% and 15%, respectively)	$9,750		$420
Less: valuation allowance	(9,750)		(420)

Net deferred tax asset	$-	$

The Company’s valuation allowance increased by $9,330 and $420 for years ended December 31, 2007 and 2006 respectively.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007 AND 2006

9.	RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through December 31, 2007, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $1,800 and $150 for the years ended December 31, 2007 and 2006, respectively.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 8A. Controls and Procedures.

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is defined in Rule 13a-15(f) and 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and our directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.  Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2007, our internal control over financial reporting is not effective based on those criteria, due to the following:

•
lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In light of this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this report.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Eduardo Biancardi	39	President, Secretary, Chief Financial Officer and Director
Santana Martinez	34	Director

Eduardo Biancardi. Mr. Eduardo Biancardi has been our President, Secretary, Chief Financial Officer and one of our directors since May 2007.  Mr. Biancardi has traveled extensively to various international surf locations over the last ten years, including Mexico (Mainland & Baja), Costa Rica, El Salvador, Panama, Argentina, Brazil, Chile, Peru, Ecuador, Spain, France, Portugal, Germany, Canary Islands, Morocco, Australia, New Zealand, Fiji, Taiwan and Indonesia. From June 2005 to present, Mr. Biancardi has been researching potential surf resort locations while working as surf guide and photographer in Indonesia. From January 2006 to September 2006, Mr. Biancardi performed marketing services for Padang Padang Surf Camp in Bali, Indonesia. From 1996 to 2005, Mr. Biancardi worked as a marketing representative for ITW Shippers, a manufacturer of products designed to meet the needs of companies shipping their products using different modes of transportation. Mr. Biancardi is fluent in Spanish and is conversant in Indonesian and Italian. Mr. Biancardi earned his Bachelors degree in Communications from California State University, Long Beach in 1991. Mr. Biancardi is not an officer or director of any other company.

Santana Martinez. Mr. Santana Martinez has been one of our directors since our inception in 2006. Since 1992, Mr. Martinez has worked in various capacities at Mercedes Benz dealerships in Nevada and Southern California. He currently is the wholesale parts advisor for Fletcher Jones Mercedes in Las Vegas, Nevada. Mr. Martinez is semi-fluent in Spanish. Mr. Martinez is not an officer or director of any other company.

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  Eduardo Biancardi’s term of office expires on May 3, 2008. All officers are appointed annually by the board of directors and, subject to employment agreements (which do not currently exist), serve at the discretion of the board. Currently, directors receive no compensation.

There is no family relationship between any of our officers or directors.  There are no orders, judgments, or decrees of any governmental agency or administrator, or of any court of competent jurisdiction, revoking or suspending for cause any license, permit or other authority to engage in the securities business or in the sale of a particular security or temporarily or permanently restraining any of our officers or directors from engaging in or continuing any conduct, practice or employment in connection with the purchase or sale of securities, or convicting such person of any felony or misdemeanor involving a security, or any aspect of the securities business or of theft or of any felony. Nor are any of the officers or directors of any corporation or entity affiliated with us so enjoined.

Code of Ethics. We do not currently have a Code of Ethics that applies to all employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. We plan to adopt a Code of Ethics.

Nominating Committee.  Our entire Board participates in consideration of director nominees. The Board will consider candidates who have experience as a board member or senior officer of a company or who are generally recognized in a relevant field as a well-regarded practitioner, faculty member or senior government officer.  The Board will also evaluate whether the candidates' skills and experience are complementary to the existing Board's skills and experience as well as the Board's need for operational, management, financial, international, technological or other expertise. The Board will interview candidates that meet the criteria and then select nominees that Board believes best suit our needs.

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Eduardo Biancardi, at 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Audit Committee Financial Expert.  Our board of directors does not have an “audit committee financial expert,” within the meaning of such phrase under applicable regulations of the Securities and Exchange Commission, serving on its audit committee.  The board of directors believes that all members of its audit committee are financially literate and experienced in business matters, and that one or more members of the audit committee are capable of (I) understanding generally accepted accounting principles (“GAAP”) and financial statements, (ii) assessing the general application of GAAP principles in connection with our accounting for estimates, accruals and reserves, (iii) analyzing and evaluating our financial statements, (iv) understanding our internal controls and procedures for financial reporting; and (v) understanding audit committee functions, all of which are attributes of an audit committee financial expert.  However, the board of directors believes that there are not any audit committee members who has obtained these attributes through the experience specified in the SEC’s definition of “audit committee financial expert.”  Further, like many small companies, it is difficult for the Company to attract and retain board members who qualify as “audit committee financial experts,” as competition for these individuals is significant.  The board believes that its current audit committee is able to fulfill its role under SEC regulations despite not having a designated “audit committee financial expert.”  We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

Audit Committee. Presently, the board of directors acts as the audit committee. The board of directors does not have an audit committee financial expert. The board of directors has not yet recruited an audit committee financial expert to join the board of directors because we have only recently commenced a significant level of financial operations.

Item 10. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2007 and 2006.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Eduardo Biancardi President, Secretary, CFO	2007	0	0	0	0	0	0	0	0

Timothy Neely, Former Officer	2006	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until the we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in December 2006.

Long-Term Incentive Plans. As of December 31, 2007, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2007, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un- exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Vested	Value of Unearned Shares, Units or Other Rights Not Vested

Eduardo Biancardi President, Secretary, CFO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2007:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $

Eduardo Biancardi	0	0	0	0	0	0	0
Santana Martinez	0	0	0	0	0	0	0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 21, 2008, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class

Common Stock	Eduardo Biancardi 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	40,000 shares, President, Secretary, CFO and director	1.06%
Common Stock	Santana Martinez 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	3,140,000 shares (1), director	83.30%
Common Stock	ISR Investments LLC (2) 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	3,140,000 shares	83.30%
Common Stock	All directors and named executive officers as a group	3,180,000 shares	84.36%

(1) Includes 3,160,000 shares of common stock held by ISR Investments LLC. Santana Martinez is deemed to beneficially own those shares.
(2) Santana Martinez has sole voting and investment control over the securities held by ISR Investments LLC. Santana Martinez, Michelle Neely and Michael Muellerleile are the members of ISR Investments LLC.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  In accordance with Securities and Exchange Commission rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees. Subject to community property laws, where applicable, the persons or entities named in the table above have sole voting and investment power with respect to all shares of our common stock indicated as beneficially owned by them.

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-B.

No Equity Compensation Plan. We do not have any securities authorized for issuance under any equity compensation plan.  We also do not have an equity compensation plan and do not plan to implement such a plan.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

In December 2006, we issued 1,000,000 shares of our common stock to Timothy Neely, who was our founder and our officer and director at inception.  These shares were issued in exchange for cash of $5,000, or $0.005 per share.

Santana Martinez, one of our directors, provides approximately 200 square feet of office space to us at no charge. Our financial statements will reflect, as occupancy costs, the fair market value of that space, which is approximately $200 per month. Total rent expense incurred to this related party amounted to $200 for the period from December 4, 2006 (inception) to December 31, 2006.

On December 5, 2006, we executed three unsecured promissory notes in exchange for $20,000 from Timothy Neely, our former officer, former director and principal shareholder, $70,000 from Ryan Neely, one of our principal shareholders, and $20,000 from Michael Muellerleile, one of our principal shareholders, respectively.  The notes bear interest at 8% and were due upon demand, no later than March 5, 2007.  As of March 21, 2007, Timothy Neely and Michael Muellerleile each agreed to convert their notes into 80,000 shares of our common stock at a conversion price of $0.25 per share. Both Mr. Neely and Mr. Muellerleile agreed to forgive any interest due pursuant to the notes. As of March 21, 2007, Ryan Neely agreed to convert $20,000 of his note into 80,000 shares of our common stock at a conversion price of $0.25 per share. We repaid the balance of the note, $50,000, to Mr. Neely and he agreed to forgive any interest due pursuant to the note.

We believe that each report transaction and relationship is on terms that are at least as fair to us as would be expected if those transactions were negotiated with third parties.

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

With regard to any future related party transaction, we plan to fully disclose any and all related party transactions, including, but not limited to, the following:

•	disclose such transactions in prospectuses where required;
•	disclose in any and all filings with the Securities and Exchange Commission, where required;
•	obtain disinterested directors consent; and
•	obtain shareholder consent where required.

Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 13. Exhibits

Exhibit	Description
3.1	Articles of Incorporation*
3.2	Certificate of Amendment to Articles of Incorporation*
3.2	Bylaws*
21	List of Subsidiaries*
31	Section 302 Certifications of Chief Executive Officer and Chief Financial Officer.
32	Section 906 Certifications by Chief Executive Officer and Chief Financial Officer.

*   Incorporated by reference to our registration statement on Form SB-2 filed on September 20, 2007.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those years were $18,960 and $0, respectively.

Audit-Related Fees. For the years ended December 31, 2007 and 2006, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the year ended December 31, 2007, we were billed a total of $5,675 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. No such fees were incurred for the fiscal year ended December 31, 2006.

Tax Fees. For the years ended December 31, 2007 and December 31, 2006, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $630 and $0, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned in the City of Henderson, Nevada, on March 28, 2008.

International Surf Resorts, Inc. a Nevada corporation

/s/ Eduardo Biancardi
Eduardo Biancardi
Principal executive officer
President, CEO and a director

/s/ Santana Martinez
Santana Martinez
Vice-President, Secretary and a director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eduardo Biancardi	March 28, 2008
Eduardo Biancardi
Director

/s/ Santana Martinez	March 28, 2008
Santana Martinez
Director