Form 10-Q
period 2008-03-31
International Surf Resorts, Inc.
filed 2008-05-13
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to .

Commission File Number: 333-146182

International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of May 13, 2008, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31,	December 31,
	2008	2007
	(Unaudited)

Current assets
Cash	$94,550	$109,846
Prepaid expenses	5,400	-

Total current assets	99,950	109,846

Property and equipment, net of
accumulated depreciation	984	-

Investment in real property	61,335	61,335

Total assets	$162,269	$171,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$36,160	$24,051

Total current liabilities	36,160	24,051

Minority interest in subsidiary	(1,063)	(700)

Stockholders’ equity
Common stock, $.001 par value; 100,000,000
shares authorized, 3,769,800 shares issued
and outstanding as of March 31, 2008 and
December 31, 2007	3,770	3,770
Additional paid-in capital	206,080	205,630
Deficit accumulated during the development stage	(82,678)	(61,570)

Total stockholders’ equity	127,172	147,830

Total liabilities and stockholders’ equity	$162,269	$171,181

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (Unaudited)

			Inception
			(December 4,
			2006) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	20,180	3,000	69,928
Dues and fees	737	-	6,628
Rent	450	450	2,400
Organization costs	-	-	2,140
General and administrative	850	1,141	4,995

Total operating expenses	22,217	4,591	86,091

Other income (expense), net	746	(1,814)	2,350

Net loss before minority interest	(21,471)	(6,405)	(83,741)

Minority interest in subsidiary	363	-	1,063

Net loss	$(21,108)	$(6,405)	$(82,678)

Net loss per common share – basic and diluted	$(.01)	$-	$(.02)

Weighted average of common shares – basic and diluted	3,769,800	3,000,000	3,471,275

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006) THROUGH MARCH 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for
facilities provided by related party	-	-	150	-	150

Net loss	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006 (Audited)	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for
facilities provided by related party	-	-	1,800	-	1,800

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006) THROUGH MARCH 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Net loss	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007 (Audited)	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for
facilities provided by related party	-	-	450	-	450

Net loss	-	-	-	(21,108)	(21,108)

Balance, March 31, 2008 (Unaudited)	3,769,800	$3,770	$206,080	$(82,678)	$127,172

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
			(December 4,
	Three Months Ended March 31,		2006) to
			March 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(21,108)	$(6,405)	$(82,678)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Additional paid-in capital in exchange for
facilities provided by related party	450	450	2,400
Depreciation	28	-	28
Changes in operating assets and liabilities
Increase in prepaid expenses	(5,400)	-	(5,400)
Increase in accounts payable and accrued expenses	12,109	1,292	36,160

Net cash used in operating activities	(13,921)	(4,663)	(49,490)

Cash flows from investing activities
Purchase of fixed assets	(1,012)	-	(1,012)
Investment in real property	-	-	(61,335)
Minority investment in subsidiary	(363)	-	(1,063)

Net cash used in investing activities	(1,375)	-	(63,410)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	20,000	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(15,296)	15,337	94,550

Cash, beginning of period	109,846	46,097	-

Cash, end of period	$94,550	$61,434	$94,550

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

			Inception
			(December 4,
			2006) to
	Three Months Ended March 31,		March 31,
	2008	2007	2008

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable into common stock	$60,000	$60,000	$60,000

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through March 31, 2008, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At March 31, 2008, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

Basis of Presentation

The unaudited financial statements included herein have been prepared in conformity with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB of International Surf Resorts, Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s annual report on Form 10-KSB.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
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

Fair Value of Financial Instruments

Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are calculated using the straight-line method and with useful lives used in computing depreciation ranging from 3 to 5 years.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Expenditures for maintenance and repairs are charged to operations as incurred; additions, renewals and betterments are capitalized.

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2008, the Company did not deem any of its long-term assets to be impaired.

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
MARCH 31, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the three months ended March 31, 2008 and 2007 and for the period from inception (December 4, 2006) through March 31, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statements of operations.

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

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of March 31, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Recent Accounting Pronouncements

In December 2007, the EITF of the FASB reached a consensus on Issue No. 07-1, Accounting for Collaborative Arrangements (EITF 07-1). The EITF concluded on the definition of a collaborative arrangement and that revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF 99-19 and other accounting literature. Based on the nature of the arrangement, payments to or from collaborators would be evaluated and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature would be presented. Companies are also required to disclose the nature and purpose of collaborative arrangements along with the accounting policies and the classification and amounts of significant financial-statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. We do not expect this will have a significant impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (SFAS No. 141(R)), which replaces SFAS No. 141, Business Combinations, requires an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with limited exceptions. This Statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquiree, at the full amounts of their fair values.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

SFAS No. 141(R) makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this Statement. This Statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

In December 2007, FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160), which amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements. SFAS No. 160 establishes accounting and reporting standards that require the ownership interests in subsidiaries not held by the parent to be clearly identified, labeled and presented in the consolidated statement of financial position within equity, but separate from the parent’s equity. This statement also requires the amount of consolidated net income attributable to the parent and to the non-controlling interest to be clearly identified and presented on the face of the consolidated statement of income. Changes in a parent’s ownership interest while the parent retains its controlling financial interest must be accounted for consistently, and when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary must be initially measured at fair value. The gain or loss on the deconsolidation of the subsidiary is measured using the fair value of any non-controlling equity investment. The Statement also requires entities to provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This Statement applies prospectively to all entities that prepare consolidated financial statements and applies prospectively for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We do not expect this will have a significant impact on our financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In June 2007, the EITF of the FASB reached a consensus on Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities (EITF 07-3). EITF 07-3 requires that non-refundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. As the related goods are delivered or the services are performed, or when the goods or services are no longer expected to be provided, the deferred amounts would be recognized as an expense. This Issue is effective for financial statements issued for fiscal years beginning after December 15, 2007 and earlier application is not permitted. This consensus is to be applied prospectively for new contracts entered into on or after the effective date. The pronouncement is not expected to have a material effect on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. The Company did not elect the Fair Value Option for any of its financial assets or liabilities, and therefore, the adoption of FAS 159 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The provisions of SFAS No. 157 were adopted January 1, 2008.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

1.           NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In February 2008, the FASB staff issued Staff Position No. 157-2 “Effective Date of FASB Statement No. 157” (FSP FAS 157-2). FSP FAS 157-2 delayed the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The provisions of FSP FAS 157-2 are effective for the Company’s fiscal year beginning January 1, 2009.

SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy under SFAS No. 157 are described below:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities;

Level 2	Quoted prices in markets that are not active, or inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability;

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable (supported by little or no market activity).

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of March 31, 2008.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $82,678 from inception (December 4, 2006) through March 31, 2008.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing may be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new services on a continual and timely basis so that profitable operations can be attained.

3.	CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  As of March 31, 2008, the Company does not have any uninsured cash deposits in excess of FDIC limits.  The Company has not experienced any losses with respect to its cash balances.

4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2008, and December 31, 2007, consists of the following:

	March 31,	December 31,
	2008	2007

Computer equipment	$1,012	$-

	1,012	-
Less: accumulated depreciation	(28)	-

Total property and equipment	$984	$-

Depreciation expense for the three months ended March 31, 2008 amounted to $28.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

5.	INVESTMENT IN REAL PROPERTY

In December 2006, the Company acquired real property in Mexico for $57,500 to develop and potentially operate as a surf camp.  During the three months ended March 31, 2007, the Company incurred additional costs of $3,835 related to the transfer of the property to the Company’s 55% owned subsidiary, ISR de Mexico.

6.	NOTES PAYABLE - STOCKHOLDERS

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

7.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of March 31, 2008 and 2007.

8.	COMMON STOCK

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

9.	PROVISION FOR INCOME TAXES

As of March 31, 2008, the Company reported an estimated federal net operating loss carryforward of approximately $80,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2008 AND 2007
(Unaudited)

9.	PROVISION FOR INCOME TAXES (Continued)

As of March 31, 2008, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$20,000
Less: valuation allowance	(20,000)

Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $10,250 for three months ended March 31, 2008.

10.	RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through March 31, 2008, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $450 for the three months ended March 31, 2008 and 2007, respectively.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2008.

Liquidity and Capital Resources. We had cash of $94,550 and prepaid expenses of $5,400 as of March 31, 2008.   Our total current assets were $99,950.  As of March 31, 2008, our investment in real property was $61,335.  That, along with $984 in property and equipment, net of accumulated depreciation, equaled our total assets of $162,269.  We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property.  As of March 31, 2008, our total liabilities were $36,160, all of which was represented by accounts payable.  We also had $1,063 representing a minority interest in a subsidiary.

During 2008, we anticipate that we will incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In September 2007, we filed a Registration Statement on Form SB-2 for the registration of 489,800 shares of our outstanding common stock.  On October 4, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Results of Operations.

Revenues.  We had no revenue for the three months ended March 31, 2008 as compared to the three months ended March 31, 2007.

Operating Expenses and Net Loss. Our total operating expenses for the three months ended March 31, 2008 was $22,217.  This was comprised of legal and professional fees of $20,180, rent of $450 and general and administrative expenses of $850, and dues and fees of $737.  With other income of $746, our net loss before minority interest in our subsidiary was $21,471, and after $363 in the minority interest in our subsidiary, our net loss was $21,108.   This is in comparison to the three months ended March 31, 2007, during which we had total operating expenses of $4,591, comprised of rent of $450, legal and professional fees of $3,000, and general and administrative expenses of $1,141.  After other expenses of $1,814, our net loss was $6,405.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must determine the feasibility of building surf casas, or vacation rentals, for our property located in San Juanico, Baja California, Mexico.  We are currently assessing the feasibility of building surf casas and also the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. In order to properly determine the feasibility of those projects, our president Eduardo Biancardi intends to travel to the property and has explored living in San Juanico for a period of time. We also intend to look for opportunities to work with other companies that will assist us in our development of the property. In addition, during the next twelve months, we must continue to develop our website and begin to attract customers to our privately-guided surf adventures.

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

We had cash of $94,550 as of March 31, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

We are not currently conducting any research and development activities other than the development of our website which we expect the total cost to be approximately $5,000. We do not anticipate that we will purchase or sell any significant equipment. In the event that we generate significant revenues and expand our operations, then we may need to hire additional employees or independent contractors as well as purchase or lease additional equipment.

Because we have limited operations and assets, we may be considered a shell company as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Accordingly, we have checked the box on the cover page of this report that specifies we are a shell company.

Off-Balance Sheet Arrangements. We have no off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. There were no changes in our internal control over financial reporting that occurred during the fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

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

International Surf Resorts, Inc., a Nevada corporation

May 13, 2008	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Principal Executive Officer, Principal Financial Officer President, Secretary, Treasurer, Director