Form 10-Q
period 2008-06-30
International Surf Resorts, Inc.
filed 2008-08-14
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from______to______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒Yes  ☐No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of August 14, 2008, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2008 AND DECEMBER 31, 2007

ASSETS

	June 30,	December 31,
	2008	2007
	(Unaudited)

Current assets
Cash	$85,142	$109,846
Prepaid expenses	353	-

Total current assets	85,495	109,846

Property and equipment, net of
accumulated depreciation	900	-

Investment in real property	61,335	61,335

Total assets	$147,730	$171,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$35,703	$24,051

Total current liabilities	35,703	24,051

Minority interest in subsidiary	(1,166)	(700)

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued
and outstanding as of June 30, 2008 and December 31, 2007	3,770	3,770
Additional paid-in capital	206,530	205,630
Deficit accumulated during the development stage	(97,107)	(61,570)

Total stockholders’ equity	113,193	147,830

Total liabilities and stockholders’ equity	$147,730	$171,181

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

					Inception
					(December 4,
					2006) to
	Three Months Ended June 30,		Six Months Ended June 30,		June 30,
	2008	2007	2008	2007	2008

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional fees	7,906	585	28,086	3,585	77,834
Dues and fees	618	-	1,355	-	7,246
Rent	450	450	900	900	2,850
Organization costs	-	-	-	-	2,140
General and administrative	6,382	1,314	7,232	2,455	11,377

Total operating expenses	15,356	2,349	37,573	6,940	101,447

Other income (expense), net	824	2,311	1,570	497	3,174

Net loss before minority interest	(14,532)	(38)	(36,003)	(6,443)	(98,273)

Minority interest in subsidiary	103	1,395	466	1,395	1,166

Net income (loss)	$(14,429)	$1,357	$(35,537)	$(5,048)	$(97,107)

Net income (loss) per common share – basic and diluted	$-	$-	$(0.01)	$-	$(.03)

Weighted average of common shares – basic and diluted	3,769,800	3,152,967	3,769,800	3,076,906	3,509,872

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

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

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Net loss	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for
facilities provided by related party	-	-	900	-	900

Net loss	-	-	-	(35,537)	(35,537)

Balance, June 30, 2008	3,769,800	$3,770	$206,530	$(97,107)	$113,193

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

			Inception
	Six Months Ended June 30,		(December 4,
			2006) to
	2008	2007	June 30, 2008

Cash flows from operating activities
Net loss	$(35,537)	$(5,048)	$(97,107)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	900	900	2,850
Depreciation	112	-	112
Changes in operating assets and liabilities
Increase in prepaid expenses	(353)	-	(353)
Increase in accounts payable and accrued expenses	11,652	(934)	35,703

Net cash used in operating activities	(23,226)	(5,082)	(58,795)

Cash flows from investing activities
Purchase of fixed assets	(1,012)	-	(1,012)
Investment in real property	-	(3,835)	(61,335)
Minority investment in subsidiary	(466)	(1,395)	(1,166)

Net cash used in investing activities	(1,478)	(5,230)	(63,513)

Cash flows from financing activities
Proceeds from issuance of common stock	-	132,450	147,450
Net proceeds/(payments) from stockholder loans	-	(30,000)	60,000

Net cash provided by financing activities	-	102,450	207,450

Net (decrease) increase in cash	(24,704)	92,138	85,142

Cash, beginning of period	109,846	46,097	-

Cash, end of period	$85,142	$138,235	$85,142

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2008
(Unaudited)

			Inception
	Six Months Ended June 30,		(December 4,
			2006) to
	2008	2007	June 30, 2008

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable into common stock	$-	$60,000	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through June 30, 2008, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At June 30, 2008, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB of International Surf Resorts, Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s annual report on Form 10-KSB.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2008, the Company did not deem any of its long-term assets to be impaired.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income (Loss)

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the three and six months ended June 30, 2008 and 2007 and for the period from inception (December 4, 2006) through June 30, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

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

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of June 30, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (SFAS No. 159), which is effective for fiscal years beginning after November 15, 2007. SFAS No. 159 permits the Company to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is expected to expand the use of fair value measurement, which is consistent with the FASB’s long-term measurement objectives for accounting for financial instruments. SFAS No. 159 is effective for fiscal year 2008 but early adoption is permitted. We are currently evaluating the impact, if any, that the adoption of SFAS No. 159 will have on our financial statements.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
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

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of June 30, 2008.

In March 2008, the FASB issued Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133.” This Statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives.  The provisions of SFAS 161 are effective for fiscal years beginning after November 15, 2008.  SFAS 161 will be effective for the Company on January 1, 2009.  The Company is currently evaluating the impact of the adoption of SFAS 161 may have on its consolidated financial statement disclosures.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS 162 identifies a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for nongovernmental entities (the “Hierarchy”). The Hierarchy within SFAS 162 is consistent with that previously defined in the AICPA Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles” (“SAS 69”). SFAS 162 is effective 60 days following the United States Securities and Exchange Commission’s (the “SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of SFAS 162 will not have a material effect on the financial statements because the Company has utilized the guidance within SAS 69.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60 (“SFAS No. 163”). SFAS 163 requires recognition of an insurance claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years. Early application is not permitted. The Company’s adoption of SFAS 163 will not have a material effect on the financial statements.

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $97,107 from inception (December 4, 2006) through June 30, 2008.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing may be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid technological changes, changing customer needs and evolving industry standards will enable the Company to introduce new products on a continual and timely basis so that profitable operations can be attained.

3.             CONCENTRATION OF CREDIT RISK

The Company maintains its cash deposits in two bank accounts which at times have exceeded federally insured limits.  The Company has not experienced any losses with respect to its cash balances.

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2008, and December 31, 2007, consists of the following:

	June 30,	December 31,
	2008	2007

Computer equipment	$1,012	$-

	1,012	-
Less: accumulated depreciation	(112)	-

Total property and equipment	$900	$-

Depreciation expense for the three and six months ended June 30, 2008 amounted to $84 and $112, respectively.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(Unaudited)

5.             INVESTMENT IN REAL PROPERTY

In December 2006, the Company acquired real property in Mexico for $57,500 to develop and potentially operate as a surf camp.  During the year ended December 31, 2007, the Company incurred additional costs of $3,835 related to the transfer of the property to the Company’s 55% owned subsidiary, ISR de Mexico.

6.             NOTES PAYABLE - STOCKHOLDERS

During the six months ended June 30, 2007, the Company converted $60,000 in notes payable to stockholders and issued 240,000 shares of common stock.

7.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of June 30, 2008.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2008 AND 2007
(Unaudited)

9.             PROVISION FOR INCOME TAXES

As of June 30, 2008, the Company reported an estimated federal net operating loss carryforward of approximately $95,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of June 30, 2008, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$24,000
Less: valuation allowance	(24,000)

Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $15,000 for six months ended June 30, 2008.

10.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through June 30, 2008, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $450 for each of the three months ended June 30, 2008 and 2007. The Company recorded total rent expense of $900 for each of the six months ended June 30, 2008 and 2007.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2008.

Liquidity and Capital Resources. We had cash of $85,142 and prepaid expenses of $353 as of June 30, 2008.   Our total current assets were $85,495.  As of June 30, 2008, our investment in real property was $61,335.  That, along with $900 in property and equipment, net of accumulated depreciation, equaled our total assets of $147,730.  We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property.  As of June 30, 2008, our total liabilities were $35,703, all of which was represented by accounts payable.  We also had $1,166 representing a minority interest in a subsidiary.

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

For the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Results of Operations.

Revenues.  We had no revenue for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007.

Operating Expenses and Net Loss. Our total operating expenses for the three months ended June 30, 2008 was $15,356.  This was comprised of legal and professional fees of $7,906, rent of $450 and general and administrative expenses of $6,382, and dues and fees of $618.  With other income of $824, our net loss before minority interest in our subsidiary was $14,532, and after $103 in the minority interest in our subsidiary, our net loss was $14,429.   This is in comparison to the three months ended June 30, 2007, during which we had total operating expenses of $2,349, comprised of rent of $450, legal and professional fees of $585 and general and administrative expenses of $1,314.  After other income of $2,311, our net income was $1,357.

For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Results of Operations.

Revenues.  We had no revenue for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007.

Operating Expenses and Net Loss. Our total operating expenses for the six months ended June 30, 2008 was $37,573.  This was comprised of legal and professional fees of $28,086, rent of $900 and general and administrative expenses of $7,232, and dues and fees of $1,355.  With other income of $1,570, our net loss before minority interest in our subsidiary was $36,003, and after $466 in the minority interest in our subsidiary, our net loss was $35,537.   This is in comparison to the six months ended June 30, 2007, during which we had total operating expenses of $6,940, comprised of rent of $900, legal and professional fees of $3,585, and general and administrative expenses of $2,455.  After other income of $497, our net loss was $5,048.

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

During the next three to six months, our primary objective is to complete our assessment of the opportunities for the property located in San Juanico, Baja California, Mexico, and complete development of our website. During the next six to twelve months, we hope to raise additional funds so that we can expand our product offerings and begin generating revenues. We believe that we will need to spend approximately $5,000 to complete the development of website. In order to market and promote our services and develop our property in San Juanico, Baja California, Mexico, we will need to raise additional capital. Our failure to market and promote our services will hinder our ability to increase the sixe of our operations and generate revenues. If we are not able to generate additional revenues that cover our estimated operating costs, our business may ultimately fail.

We had cash of $85,142 as of June 30, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.

To date, we have experienced significant difficulties in raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. As a result of those difficulties, we have explored entering into joint ventures with companies that can assist us in the development of our property in San Juanico, Baja California, Mexico. As of the date of this report, we have not identified any potential joint venture candidates. We cannot guaranty that we will enter into any joint venture with any third party.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Surf Resorts, Inc., a Nevada corporation

August 14, 2008	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Principal Executive Officer, Principal Financial Officer President, Secretary, Treasurer, Director