Form 10-Q
period 2008-09-30
International Surf Resorts, Inc.
filed 2008-11-14
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the quarterly period ended September 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____to____

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of November 13, 2008, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2008 AND DECEMBER 31, 2007

ASSETS

	September 30,	December 31,
	2008	2007
	(Unaudited)

Current assets
Cash	$79,357	$109,846
Prepaid expenses	462	-

Total current assets	79,819	109,846

Property and equipment, net of
accumulated depreciation	816	-

Investment in real property	61,335	61,335

Total assets	$141,970	$171,181

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$38,359	$24,051

Total current liabilities	38,359	24,051

Minority interest in subsidiary	(1,268)	(700)

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800
shares issued and outstanding as of September 30, 2008 and December 31, 2007	3,770	3,770
Additional paid-in capital	206,980	205,630
Deficit accumulated during the development stage	(105,871)	(61,570)

Total stockholders’ equity	104,879	147,830

Total liabilities and stockholders’ equity	$141,970	$171,181

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

					Inception
					(December 4,
	Three Months Ended September 30,		Nine Months Ended September 30,		2006) to September 30,
	2008	2007	2008	2007	2008

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional fees	8,078	26,140	36,164	29,725	85,912
Dues and fees	537	2,521	1,892	2,521	7,783
Rent	450	450	1,350	1,350	3,300
Organization costs	-	-	-	-	2,140
General and administrative	193	667	7,425	3,122	11,570

Total operating expenses	9,258	29,778	46,831	36,718	110,705

Other income (expense), net	392	649	1,963	1,146	3,566

Net loss before minority interest	(8,866)	(29,129)	(44,868)	(35,572)	(107,139)

Minority interest in subsidiary	102	14,149	567	15,544	1,268

Net income (loss)	$(8,764)	$(14,980)	$(44,301)	$(20,028)	$(105,871)

Net income (loss) per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(.03)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,769,800	3,313,229	3,551,110

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2008
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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Net loss	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for
facilities provided by related party	-	-	1,350	-	1,350

Net loss	-	-	-	(44,301)	(44,301)

Balance, September 30, 2008	3,769,800	$3,770	$206,980	$(105,871)	$104,879

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Inception
	Nine Months Ended September 30,		(December 4,
			2006) to September 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(44,301)	$(20,028)	$(105,871)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,350	1,350	3,300
Depreciation	196	-	196
Changes in operating assets and liabilities
Increase in prepaid expenses	(462)	-	(462)
Increase in accounts payable and accrued expenses	14,308	17,410	38,359

Net cash used in operating activities	(28,909)	(1,268)	(64,478)

Cash flows from investing activities
Purchase of fixed assets	(1,012)	-	(1,012)
Investment in real property	-	(3,835)	(61,335)
Minority investment in subsidiary	(568)	(15,544)	(1,268)

Net cash used in investing activities	(1,580)	(19,379)	(63,615)

Cash flows from financing activities
Proceeds from issuance of common stock	-	132,450	147,450
Net proceeds/(payments) from stockholder loans	-	(30,000)	60,000

Net cash provided by financing activities	-	102,450	207,450

Net (decrease) increase in cash	(30,489)	81,803	79,357

Cash, beginning of period	109,846	46,097	-

Cash, end of period	$79,357	$127,900	$79,357

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007 AND
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2008
(Unaudited)

			Inception
			(December 4,
	Nine Months Ended September 30,		2006) to
			September 30,
	2008	2007	2008

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable into common stock	$-	$60,000	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through September 30, 2008, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At September 30, 2008, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-KSB of International Surf Resorts, Inc. for the year ended December 31, 2007. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2008, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2007, included in the Company’s annual report on Form 10-KSB.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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
SEPTEMBER 30, 2008 AND 2007
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

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
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
SEPTEMBER 30, 2008 AND 2007
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
SEPTEMBER 30, 2008 AND 2007
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

The Company had no financial assets and liabilities measured at fair value by level within the fair value hierarchy as of September 30, 2008.

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $105,871 from inception (December 4, 2006) through September 30, 2008.

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

Property and equipment at September 30, 2008, and December 31, 2007, consists of the following:

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(Unaudited)

4.	PROPERTY AND EQUIPMENT (Continued)

	September 30,	December 31,
	2008	2007

Computer equipment	$1,012	$-

	1,012

Less: accumulated depreciation	(196)	- -

Total property and equipment	$816	$-

Depreciation expense for the three and nine months ended September 30, 2008 amounted to $84 and $196, respectively.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(Unaudited)

6.	NOTES PAYABLE – STOCKHOLDERS (Continued)

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

7.             ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of September 30, 2008.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(Unaudited)

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

9.             PROVISION FOR INCOME TAXES

As of September 30, 2008, the Company reported an estimated federal net operating loss carryforward of approximately $103,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2008, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2008 AND 2007
(Unaudited)

9.             PROVISION FOR INCOME TAXES (Continued)

Federal loss carryforward (@ 25%)	$25,750
Less: valuation allowance	(25,750)

Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $16,000 for nine months ended September 30, 2008.

10.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through September 30, 2008, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $450 for each of the three months ended September 30, 2008 and 2007. The Company recorded total rent expense of $1,350 for each of the nine months ended September 30, 2008 and 2007.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2008.

Liquidity and Capital Resources. We had cash of $79,357 and prepaid expenses of $462 as of September 30, 2008.   Our total current assets were $79,819.  As of September 30, 2008, our investment in real property was $61,335.  That, along with $816 in property and equipment, net of accumulated depreciation, equaled our total assets of $141,970.  We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property.  As of September 30, 2008, our total liabilities were $38,359, all of which was represented by accounts payable.  We also had $1,268 representing a minority interest in a subsidiary.

During 2009, we anticipate that we will continue to incur significant accounting costs associated with the audit and review of our financial statements. We also expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. We had no long term liabilities, commitments or contingencies.

The economic crisis in the United States and the resulting economic uncertainty and market instability may make it harder for us to raise capital when we need it and have made it difficult for us to assess the impact of the crisis on our operations or liquidity.  If we are unable to raise cash, we may be required ot cease our operations.  Other than as discussed in this quarterly report, we know of no other trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

In September 2007, we filed a Registration Statement on Form SB-2 for the registration of 489,800 shares of our outstanding common stock.  On October 4, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

For the three months ended September 30, 2008 as compared to the three months ended September 30, 2007.

Results of Operations.

Revenues.  We had no revenue for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, during which we also had no revenue.

Operating Expenses and Net Loss. Our total operating expenses for the three months ended September 30, 2008 was $9,258.  This was comprised of legal and professional fees of $8,078, rent of $450 and general and administrative expenses of $193, and dues and fees of $537.  With other income of $392, our net loss before minority interest in our subsidiary was $8,866, and after $102 in the minority interest in our subsidiary, our net loss was $8,764.   This is in comparison to the three months ended September 30, 2007, during which we had total operating expenses of $29,778, comprised of rent of $450, legal and professional fees of $26,140, general and administrative expenses of $667, and dues and fees of $2,521.  Therefore, for the three months ended September 30, 2007, after other income of $649, our net loss was $29,129.  Also, after $14,149 for minority interest in subsidiary, our net loss was $14,980 for that period.

For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Results of Operations.

Revenues.  We had no revenue for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007.

Operating Expenses and Net Loss. Our total operating expenses for the nine months ended September 30, 2008 was $46,831.  This was comprised of legal and professional fees of $36,164, rent of $1,350, general and administrative expenses of $7,425, and dues and fees of $1,892.  With other income of $1, 963, our net loss before minority interest in our subsidiary was $44,868, and after $567 in the minority interest in our subsidiary, our net loss was $44,301.   This is in comparison to the nine months ended September 30, 2007, during which we had total operating expenses of $36,718, comprised of rent of $1,350, legal and professional fees of $29,725, and general and administrative expenses of $3,122.  Therefore, for the nine months ended September 30, 2007, after other income of $1,146, our net loss was $35,572.  Also, after $15,544 for minority interest in subsidiary, our net loss was $20,028 for that period.

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

We had cash of $79,357 as of September 30, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2008, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Surf Resorts, Inc., a Nevada corporation

November 13, 2008	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Principal Executive Officer, Principal Financial Officer President, Secretary, Treasurer, Director