Form 10-K
period 2008-12-31
International Surf Resorts, Inc.
filed 2009-03-31
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934  For the fiscal year ended December 31, 2008

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
Title of each class registered:
None

Indicate by check mark if registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☐ Yes    ☒No

Indicate by check mark if registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐ Yes    ☒No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2008, based on $0.25 per share, the last price at which the common equity was sold by the registrant as of that date, was $45,155.

As of March 30, 2009, there were 3,769,800 shares of the issuer's $.001 par value common stock issued and outstanding.

Documents incorporated by reference. There are no annual reports to security holders, proxy information statements, or any prospectus filed pursuant to Rule 424 of the Securities Act of 1933 incorporated herein by reference.

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The forward-looking statements are not historical facts but rather are based on current expectations, estimates and projections about our business and industry, and our beliefs and assumptions. Words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “will” and variations of these words and similar expressions identify forward-looking statements. These statements are not guarantees of future performance and are subject to risks, uncertainties and other factors, many of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties include, but are not limited to, those described in Item 1 “Risk Factors” and elsewhere in this report. Forward-looking statements that were believed to be true at the time made may ultimately prove to be incorrect or false. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I

Item 1. Business.

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

Employees.  As of March 29, 2009, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2008. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 1A. Risk Factors.

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

As of December 31, 2008, our net loss since inception was $114,487. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Eduardo Biancardi is our only employee with experience relevant to business. Outside demands on his time may prevent him from devoting sufficient time to our operations. The interruption of the services of Mr. Biancardi will significantly hinder our operations, profits and future development, especially if suitable replacements are not promptly obtained.  We do not currently have any executive compensation agreements.  We cannot guaranty that our management will remain with us.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2008, through our Mexican subsidiary, we own one hectare, which is approximately 2.5 acres of land located in San Juanico, Baja California Sur, Mexico. The property is undeveloped land located adjacent to the beach. Our parcel has 50 meters of oceanfront and a length of 243 meters. There is no mortgage or lien on the property. We are reviewing plans to study the feasibility of building surf casas, or vacation rentals, for our camps and for visiting surfers and travelers to rent from us when we are not holding our camps.  We are also assessing the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. We believe the property is suitable for the uses we are contemplating, although there is currently no electricity or water at the property. We are currently assessing the estimated cost of any proposed program for the renovation, improvement or development of the property. We will need to obtain financing to develop the property. We do not have any insurance for the property. We do not presently own any other interests in real estate.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations.  We recorded total rent expense of $1,800 for the years ended December 31, 2008 and 2007. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “ISFR”. As of March 29, 2009, no shares of our common stock have traded.

Reports to Security Holders. We filed annual, quarterly and current reports with the Securities and Exchange Commission.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 3,769,800 shares of common stock issued and outstanding as of December 31, 2008.

As of March 27, 2009, there were 41 record holders of our common stock.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2008, for the sale of registered securities.

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

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition or Plan of Operation.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2008.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2008.

For the year ended December 31, 2008 as compared to the year ended December 31, 2007.

Results of Operations.

Revenues.  We had no revenue for the years ended December 31, 2008 and 2007.

Operating Expenses and Net Loss. Our net loss from operations of $52,917 for the year ended December 31, 2008, was comprised of legal and professional fees of $43,489, rent of $1,800 and general and administrative expenses of $7,623 and dues and fees of $2,942, for a net loss of $53,586, before minority interest in our subsidiary of $669.   This is in comparison to the year ended December 31, 2007, during which we had a net loss of $58,723, comprised of legal and professional fees of $49,748, rent of $1,800 and general and administrative expenses of $4,085 and dues and fees of $5,891, for a net loss of $59,423, before minority interest in our subsidiary of $700.

Liquidity and Capital Resources. We had cash of $74,588 as of December 31, 2008, as compared to cash of $109,846 as of December 31, 2007. In June 2007, we raised $132,450 in a private placement in exchange for 529,800 shares of our common stock. We have used a small portion of those proceeds for the audit and review of our financial statements. In March 2007, we issued 240,000 shares of our common stock to repay certain loans in the amount of $60,000.  As of December 31, 2008, our investment in real property was $61,335. We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property. As of December 31, 2008, our total liabilities were $41,859, all of which was represented by accounts payable.

During 2009, we anticipate that we will incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

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

We had cash of $74,558 as of December 31, 2008. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

On the cover page of our previous quarterly and annual reports, we have checked the shell company status box because our management had believed that we may have been considered a shell company as such term is defined in Rule 12b-2 of the Securities and Exchange Act of 1934, as amended.  After further review, we do not believe that we are a shell company as we have significant assets, specifically our property located in San Juanico, Baja California, Mexico. Furthermore, our operations have increased over the last six months and we anticipate that they will continue to increase as we look to develop our property located in San Juanico, Baja California, Mexico. Accordingly, we have checked the box on the cover page of this report that specifies we are not a shell company.

Off-Balance Sheet Arrangements.  We have no off-balance sheet arrangements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Surf Resorts, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of International Surf Resorts, Inc. (a development stage company) as of December 31, 2008 and 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended and for the period from inception (December 4, 2006) through December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Surf Resorts, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended and for the period from inception (December 4, 2006) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Mendoza Berger & Company, LLP
Mendoza Berger & Company, LLP Irvine, California March 20, 2009

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007

ASSETS

	2008	2007
Current assets
Cash	$74,588	$109,846
Prepaid expenses	548	-

Total current assets	75,136	109,846

Property and equipment, net of
accumulated depreciation	732	-

Investment in real property	61,335	61,335

Total assets	$137,203	$171,181
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$41,859	$24,051

Total current liabilities	41,859	24,051

Minority interest in subsidiary	(1,369)	(700)

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized,
3,769,800 shares issued and outstanding as of
December 31, 2008 and 2007	3,770	3,770
Additional paid-in capital	207,430	205,630
Deficit accumulated during the development stage	(114,487)	(61,570)

Total stockholders’ equity	96,713	147,830

Total liabilities and stockholders’ equity	$137,203	$171,181

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(December 4,
			2006) to
	Years Ended December 31,		December 31,
	2008	2007	2008

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	43,489	49,748	93,237
Dues and fees	2,942	5,891	8,833
Rent	1,800	1,800	3,750
Organization costs	-	-	2,140
General and administrative	7,623	4,085	11,767

Total operating expenses	55,854	61,524	119,727

Other income (expense), net	2,268	2,101	3,871

Net loss before minority interest	(53,586)	(59,423)	(115,856)

Minority interest in subsidiary	669	700	1,369

Net income (loss)	$(52,917)	$(58,723)	$(114,487)

Net income (loss) per common share – basic and diluted	$(0.01)	$(0.02)	$(.03)

Weighted average of common shares – basic and diluted	3,769,800	3,428,310	3,577,688

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH DECEMBER 31, 2008

				Deficit
				Accumulated
	Common Stock		Additional	During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	150	-	150

Net loss	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	$3,770	$207,430	$(114,487)	$96,713

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
			(December 4,
	Years Ended December 31,		2006) to
			December 31,
	2008	2007	2008
Cash flows from operating activities
Net loss	$(52,917)	$(58,723)	$(114,487)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	3,750
Depreciation	280	-	280
Changes in operating assets and liabilities
Increase in prepaid expenses	(548)	-	(548)
Increase in accounts payable and accrued expenses	17,808	22,757	41,859

Net cash used in operating activities	(33,577)	(34,166)	(69,146)

Cash flows from investing activities
Purchase of fixed assets	(1,012)	-	(1,012)
Investment in real property	-	(3,835)	(61,335)
Minority investment in subsidiary	(669)	(700)	(1,369)

Net cash used in investing activities	(1,681)	(4,535)	(63,716)

Cash flows from financing activities
Proceeds from issuance of common stock	-	132,450	147,450
Net proceeds/(payments) from stockholder loans	-	(30,000)	60,000

Net cash provided by financing activities	-	102,450	207,450

Net (decrease) increase in cash	(35,258)	63,749	74,588

Cash, beginning of period	109,846	46,097	-

Cash, end of period	$74,588	$109,846	$74,588

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)

			Inception
			(December 4,
	Years Ended December 31,		2006) to
			December 31,
	2008	2007	2008
Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable into common stock	$-	$60,000	$60,000

See accompanying notes to consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through December 31, 2008, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At December 31, 2008, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

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
DECEMBER 31, 2008 AND 2007

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2008, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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

Comprehensive Income (Loss)

The Company applies Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130).  SFAS 130 establishes standards for the reporting and display of comprehensive income or loss, requiring its components to be reported in a financial statement that is displayed with the same prominence as other financial statements.  For the years ended December 31, 2008 and 2007 and for the period from inception (December 4, 2006) through December 31, 2008, the Company had no other components of comprehensive loss other than net loss as reported on the statement of operations.

Basic and Diluted Income (Loss) Per Share

In accordance with SFAS No. 128, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 30, 2008 and 2007, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

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
DECEMBER 31, 2008 AND 2007

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements (Continued)

In May, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162). SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States of America.  This statement was effective for the Company on November 15, 2008 and did not have a material impact on the Company’s financial statements.

In October 2008, the FASB issued FSP No. 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. As it relates to the Company’s financial assets and liabilities recognized or disclosed at fair value in its financial statements on a recurring basis (at least annually), the adoption of FSP 157-3 did not have a material impact on the Company’s financial statements.

In December 2008, the FASB issued FSP FASB Interpretation No. 46(R)-8 (FSP FIN 46(R)-8), Disclosures about Variable Interest Entities (VIEs).  FSP FIN 46(R)-8 requires enhanced disclosures about a company’s involvement in VIEs. The enhanced disclosures required by this FSP are intended to provide users of financial statements with an greater understanding of: (1) the significant judgments and assumptions made by a company in determining whether it must consolidate a VIE and/or disclose information about its involvement with a VIE; (2) the nature of restrictions on a consolidated VIEs assets reported by a company in its statement of financial position, including the carrying amounts of such assets; (3) the nature of, and changes in, the risks associated with a company’s involvement with a VIE; (4) how a company’s involvement with a VIE affects the company’s financial position, financial performance, and cash flows. This FSP was effective for the Company on December 31, 2008 and did not have a material impact on the Company’s financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

2.	GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $114,487 from inception (December 4, 2006) through December 31, 2008.

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

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

On January 1, 2008, the Company adopted SFAS No. 157 (SFAS 157), Fair Value Measurements.  SFAS 157 relates to financial assets and financial liabilities. In February 2008, the FASB issued FASB Staff Position (FSP) No. FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on at least an annual basis, until January 1, 2009 for calendar year-end entities.

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

•
Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, including quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates); and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and 2007:

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

		December 31, 2008		December 31, 2007
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$74,588	$74,588	$109,846	$109,846
Prepaid expenses	3	548	548	-	-
Liabilities
Accounts payable	3	41,859	41,859	24,051	24,051

Fair Value Option

On January 1, 2008, the Company adopted SFAS No. 159 (SFAS 159), The Fair Value Option for Financial Assets and Financial Liabilities.  SFAS 159 provides a fair value option election that allows entities to irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities. Changes in fair value are recognized in earnings as they occur for those assets and liabilities for which the election is made. The election is made on an instrument by instrument basis at initial recognition of an asset or liability or upon an event that gives rise to a new basis of accounting for that instrument. The adoption of SFAS 159 did not have a material impact on the Company’s financial statements as the Company did not elect the fair value option for any of its financial assets or liabilities.

5.	PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2008 and 2007, consists of the following:

	December 31,	December 31,
	2008	2007
Computer equipment	$1,012	$-

	1,012	-
Less: accumulated depreciation	(280)	-

Total property and equipment	$732	$-

Depreciation expense for the years ended December 31, 2008 and 2007 amounted to $280 and $0, respectively.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

6.	INVESTMENT IN REAL PROPERTY

In December 2006, the Company acquired real property in Mexico for $57,500 to develop and potentially operate as a surf camp.  During the year ended December 31, 2007, the Company incurred additional costs of $3,835 related to the transfer of the property to the Company’s 55% owned subsidiary, ISR de Mexico.

7.	ACCRUED EXPENSES

Accrued Wages and Compensated Absences

The Company currently does not have any employees.  The majority of development costs and services have been provided to the Company by the founders and outside, third-party vendors.  As such, there is no accrual for wages or compensated absences as of December 31, 2008.

8.	COMMON STOCK TRANSACTIONS

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008 AND 2007

9.	PROVISION FOR INCOME TAXES

As of December 31, 2008 and 2007, the Company reported an estimated federal net operating loss carryforwards of approximately $112,000 and $59,000, respectively which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2028.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2008 and 2007, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

	2008	2007
Federal loss carryforward (@ 25% and 16.5%, respectively)	$28,000	$9,750
Less: valuation allowance	(28,000)	(9,750)

Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by approximately $18,250 and $9,330 for year ended December 31, 2008 and 2007, respectively.

The Company is also subject to the income tax laws of the foreign jurisdictions in which the Company operates and are subject to different interpretations by the taxpayer and the relevant governmental taxing authorities.

The Company has implemented FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48) which sets out a consistent framework to determine the appropriate level of tax reserves to maintain for uncertain tax positions.  For the years ended December 31, 2008 and 2007, the Company’s uncertain tax position includes the informational return filing for certain foreign corporations pursuant to IRC §6038 and §6046. The Company does not expect this uncertainty to have a material impact on its consolidated financial statements.

10.	RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through December 31, 2008, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $1,800 for each of the years ended December 31, 2008 and 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-B.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2008, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2008, our internal control over financial reporting is not effective based on those criteria, due to the following:
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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) during our most recently completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors. Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and qualified.

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Eduardo Biancardi	40	President, Secretary, Chief Financial Officer and Director
Santana Martinez	35	Director

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

The Board will consider qualified candidates suggested by stockholders for director nominations. Stockholders can suggest qualified candidates for director nominations by writing to our Corporate Secretary, Eduardo Biancardi, at 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002. Submissions that are received that meet the criteria described above will be forwarded to the Board for further review and consideration. The Board will not evaluate candidates proposed by stockholders any differently than other candidates

Compensation Committee. The board of directors has no compensation committee.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2008 and 2007.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Eduardo Biancardi President,	2008	0	0	0	0	0	0	0	0
Secretary, CFO	2007	0	0	0	0	0	0	0	0

Timothy Neely, Former Officer	2006	0	0	0	0	0	0	0	0

Except as set forth above, none of our officers and/or directors currently receives any compensation for their respective services rendered to the Company. Officers and directors have agreed to act without compensation until authorized by the Board of Directors, which is not expected to occur until we have generated sufficient revenues from our operations.

Stock Options/SAR Grants. No grants of stock options or stock appreciation rights were made since our date of incorporation in December 2006.

Long-Term Incentive Plans. As of December 31, 2008, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2008, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Eduardo Biancardi President, Secretary, CFO, Principal Accounting Officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2008:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Eduardo Biancardi	0	0	0	0	0	0	0

Santana Martinez	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 28, 2009, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Eduardo Biancardi 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002T	40,000 shares, President, Secretary, CFO and director	1.06%
Common Stock	Santana Martinez 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	3,140,000 shares (1), director	83.30%
Common Stock	ISR Investments LLC (2) 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	3,140,000 shares	83.30%
Common Stock	All directors and named executive officers as a group	3,180,000 shares	84.36%
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Related party transactions.

In December 2006, we issued 1,000,000 shares of our common stock to Timothy Neely, who was our founder and our officer and director at inception.  These shares were issued in exchange for cash of $5,000, or $0.005 per share.

Santana Martinez, one of our directors, provides office space to us at no charge. Our financial statements will reflect, as occupancy costs, the fair market value of that space, which is approximately $150 per month. We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2008.

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
  disclose such transactions in prospectuses where required;
  disclose in any and all filings with the Securities and Exchange Commission, where required;
  obtain disinterested directors consent; and
  obtain shareholder consent where required.
Director Independence.  Members of our Board of Directors are not independent as that term is defined by defined in Rule 4200(a)(15) of the Nasdaq Marketplace Rules.

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2008 and 2007 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $23,340 and $18,860, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2008 and 2007, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2008, we were billed a total of $4,489 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2007, we were billed a total of $5,675 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2008 and December 31, 2007, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $500 and $630, respectively.

All Other Fees. None.

Pre-Approval Policies and Procedures. Prior to engaging our accountants to perform a particular service, our board of directors obtains an estimate for the service to be performed. All of the services described above were approved by the board of directors in accordance with its procedures.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Financial Statements.

Included in Item 8

(b)	Exhibits required by Item 601.

Exhibit No.	Description
3.1	Articles of Incorporation*
3.2	Certificate of Amendment to Articles of Incorporation*
3.2	Bylaws*
21	List of Subsidiaries*
31	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive Officer and Principal Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*   Incorporated by reference to our registration statement on Form SB-2 filed on September 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Surf Resorts, Inc. a Nevada corporation

March 30, 2009	By:	/s/ Eduardo Biancardi
Eduardo Biancardi President, Secretary, Treasurer and a Director (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Eduardo Biancardi	March 30, 2009
Eduardo Biancardi President, Secretary, Treasurer and a Director (Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Santana Martinez	March 30, 2009
Santana Martinez Director