Form 10-Q
period 2009-03-31
International Surf Resorts, Inc.
filed 2009-05-15
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from_______to_______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1097 Country Coach Dr., Suite 705, Henderson, Nevada, 89002
(Address of principal executive offices)

(800) 315-0045
(Registrant’s Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐Yes  ☐No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐Yes  ☒No

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.  As of May 15, 2009, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)
Current assets
Cash	$62,071	$74,588
Prepaid expenses	566	548

Total current assets	62,637	75,136

Property and equipment, net of
accumulated depreciation	648	732

Investment in real property	61,335	61,335

Total assets	$124,620	$137,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$46,310	$41,859

Total current liabilities	46,310	41,859

Minority interest in subsidiary	(1,605)	(1,369)

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares
issued and outstanding as of March 31, 2009 and December 31, 2008	3,770	3,770

Additional paid-in capital	207,880	207,430
Deficit accumulated during the development stage	(131,735)	(114,487)

Total stockholders’ equity	79,915	96,713

Total liabilities and stockholders’ equity	$124,620	$137,203

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Inception
			(December 4,
	Three Months Ended March 31,		2006) to
	2009	2008	March 31, 2009

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	15,613	20,180	108,850
Dues and fees	813	737	9,646
Rent	450	450	4,200
Organization costs	-	-	2,140
General and administrative	671	850	12,438

Total operating expenses	17,547	22,217	137,274

Other income (expense), net	63	746	3,934

Net loss before minority interest	(17,484)	(21,471)	(133,340)

Minority interest in subsidiary	236	363	1,605

Net income (loss)	$(17,248)	$(21,108)	$(131,735)

Net income (loss) per common share – basic and diluted	$(0.00)	$(0.01)	$(.04)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,598,102

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH MARCH 31, 2009
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities
provided by related party	-	-	150	-	150

Net loss	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH MARCH 31, 2009
(UNAUDITED)

	Common Stock		Additional	Deficit Accumulated During	Total
	Number of Shares	Amount	Paid-In Capital	Development Stage	Stockholders’ Equity

Net loss	-	$-	$-	$(58,723)	$(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for facilities
provided by related party	-	-	1,800	-	1,800

Net loss	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities
provided by related party	-	-	450	-	450

Net loss	-	-	-	(17,248)	(17,248)

Balance, March 31, 2009	3,769,800	$3,770	$207,880	$(131,735)	$79,915

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(December 4,
			2006) to
	2009	2008	March 31, 2009

Cash flows from operating activities
Net loss	$(17,248)	$(21,108)	$(131,735)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	450	450	4,200
Depreciation	84	28	364
Changes in operating assets and liabilities
Increase in prepaid expenses	(18)	(5,400)	(566)
Increase in accounts payable and accrued expenses	4,451	12,109	46,310

Net cash used in operating activities	(12,281)	(13,921)	(81,427)

Cash flows from investing activities
Purchase of fixed assets	-	(1,012)	(1,012)
Investment in real property	-	-	(61,335)
Minority investment in subsidiary	(236)	(363)	(1,605)

Net cash used in investing activities	(236)	(1,375)	(63,952)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(12,517)	(15,296)	62,071

Cash, beginning of period	74,588	109,846	-

Cash, end of period	$62,071	$94,550	$62,071

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(December 4,
			2006) to
	2009	2008	March 31, 2009

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through March 31, 2009, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At March 31, 2009, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of International Surf Resorts, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of March 31, 2009, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will adopt this FSP for its quarter ending June 30, 2009. There is no expected impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company will include the required disclosures in its quarter ending June 30, 2009.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements (Continued)

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which became effective January 1, 2009 via prospective application to business combinations. This Statement requires that the acquisition method of accounting be applied to a broader set of business combinations, amends the definition of a business combination, provides a definition of a business, requires an acquirer to recognize an acquired business at its fair value at the acquisition date and requires the assets and liabilities assumed in a business combination to be measured and recognized at their fair values as of the acquisition date (with limited exceptions). The company adopted this Statement on January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies. This FSP requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value if fair value can be reasonably estimated. If fair value cannot be reasonably estimated, the asset or liability would generally be recognized in accordance with SFAS No. 5, “Accounting for Contingencies” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss”. Further, the FASB removed the subsequent accounting guidance for assets and liabilities arising from contingencies from SFAS No. 141(R). The requirements of this FSP carry forward without significant revision the guidance on contingencies of SFAS No. 141, “Business Combinations”, which was superseded by SFAS No. 141(R) (see previous paragraph). The FSP also eliminates the requirement to disclose an estimate of the range of possible outcomes of recognized contingencies at the acquisition date. For unrecognized contingencies, the FASB requires that entities include only the disclosures required by SFAS No. 5. This FSP was adopted effective January 1, 2009. There was no impact upon adoption, and its effects on future periods will depend on the nature and significance of business combinations subject to this statement.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $131,735 from inception (December 4, 2006) through March 31, 2009.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008:

		March 31, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$62,071	$62,071	$74,588	$74,588
Prepaid expenses	3	566	566	548	548
Liabilities
Accounts payable	3	46,310	46,310	41,859	41,859

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2009 and December 31, 2008, consists of the following:

	March 31,	December 31,
	2009	2008

Computer equipment	$1,012	$1,012
	1,012	1,012
Less: accumulated depreciation	(364)	(280)
Total property and equipment	$648	$732

Depreciation expense for the three months ended March 31, 2009 and 2008 amounted to $84 and $28, respectively.

5.             INVESTMENT IN REAL PROPERTY

In December 2006, the Company acquired real property in Mexico for $57,500 to develop and potentially operate as a surf camp.  During the year ended December 31, 2007, the Company incurred additional costs of $3,835 related to the transfer of the property to the Company’s 55% owned subsidiary, ISR de Mexico.

6.             COMMON STOCK

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2009
(UNAUDITED)

7.             PROVISION FOR INCOME TAXES

As of March 31, 2009, the Company reported an estimated federal net operating loss carryforward of approximately $129,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2009, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$32,300
Less: valuation allowance	(32,300)

Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $4,300 during the three months ended March 31, 2009.

8.             RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through March 31, 2009, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $450 for each of the three months ended March 31, 2009 and 2008.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2009.

Liquidity and Capital Resources. We had cash of $62,071 and prepaid expenses of $566 as of March 31, 2009.   Our total current assets were $62,637.  As of March 31, 2009, our investment in real property was $61,335.  That, along with $648 in property and equipment, net of accumulated depreciation, equaled our total assets of $124,620.  We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property.  As of March 31, 2009, our total liabilities were $46,310, all of which was represented by accounts payable.  We also had $1,605 representing a minority interest in a subsidiary.

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

For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

Results of Operations.

Revenues.  We had no revenue for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, during which we also had no revenue.

Operating Expenses and Net Loss. Our total operating expenses for the three months ended March 31, 2009 was $17,547.  This was comprised of legal and professional fees of $15,613, rent of $450 and general and administrative expenses of $671, and dues and fees of $813.  With other income of $63, our net loss before minority interest in our subsidiary was $17,484, and after $236 in the minority interest in our subsidiary, our net loss was $17,248.   This is in comparison to the three months ended March 31, 2008, during which we had total operating expenses of $22,217, comprised of rent of $450, legal and professional fees of $20,180, general and administrative expenses of $850, and dues and fees of $737.  Therefore, for the three months ended March 31, 2008, after other income of $746, our net loss was $17,484.  Also, after $363 for minority interest in subsidiary, our net loss was $21,108 for that period.

Our Plan of Operations for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must determine the feasibility of building surf casas, or vacation rentals, for our property located in San Juanico, Baja California, Mexico.  We are currently assessing the feasibility of building surf casas and also the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. In order to properly determine the feasibility of those projects, our president Eduardo Biancardi intends to travel to the property and live in San Juanico for a period of time. We also intend to look for opportunities to work with other companies that will assist us in our development of the property. In addition, during the next twelve months, we must continue to develop our website and begin to attract customers.

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

We had cash of $62,071 as of March 31, 2009. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Surf Resorts, Inc., a Nevada corporation

May 15, 2009	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Principal Executive Officer, Principal Financial and Accounting Officer President, Secretary, Treasurer, Director