Form 10-Q
period 2009-06-30
International Surf Resorts, Inc.
filed 2009-08-14
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from_______to_______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of August 13, 2009, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$48,747	$74,588
Prepaid expenses	4,968	548

Total current assets	53,715	75,136

Property and equipment, net of
accumulated depreciation	5,764	732

Investment in real property	61,335	61,335

Total assets	$120,814	$137,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$49,510	$41,859

Total current liabilities	49,510	41,859

ISRI Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of June 30, 2009 and December 31, 2008	3,770	3,770
Additional paid-in capital	208,330	207,430
Deficit accumulated during the development stage	(139,022)	(114,487)

Total ISRI stockholders’ equity	73,078	96,713
Noncontrolling interest	(1,774)	(1,369)
Total liabilities and stockholders’ equity	$120,814	$137,203

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
					(December 4,
	Three Months Ended June 30,		Six Months Ended June 30,		2006) to
	2009	2008	2009	2008	June 30, 2009

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional fees	6,061	7,906	21,674	28,086	114,911
Dues and fees	364	618	1,177	1,355	10,010
Rent	850	450	1,300	900	5,050
Organization costs	-	-	-	-	2,140
General and administrative	246	6,382	917	7,232	12,684

Total operating expenses	7,521	15,356	25,068	37,573	144,795

Other income (expense), net	65	824	128	1,570	3,999

Net loss including noncontrolling interest	(7,456)	(14,532)	(24,940)	(36,003)	(140,796)

Less: Net loss attributable to noncontrolling interest	169	103	405	466	1,774

Net income (loss) attributable to ISRI	$(7,287)	$(14,429)	$(24,535)	$(35,537)	$(139,022)

Net income (loss) per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(.04)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,769,800	3,769,800	3,614,759

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	150	-	150

Net loss attributable to ISRI	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Net loss attributable to ISRI	-	$-	$-	$(58,723)	$(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss attributable to ISRI	-	-	-	(24,535)	(24,535)

Balance, June 30, 2009	3,769,800	$3,770	$208,330	$(139,022)	$73,078

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Six Months Ended June 30,		(December 4,
			2006) to
	2009	2008	June 30, 2009

Cash flows from operating activities
Net loss including noncontrolling interest	$(24,535)	$(35,537)	$(139,022)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	900	900	4,650
Depreciation	168	112	448
Changes in operating assets and liabilities
Increase in prepaid expenses	(4,420)	(353)	(4,968)
Increase in accounts payable and accrued expenses	7,651	11,652	49,510

Net cash used in operating activities	(20,236)	(23,226)	(89,382)

Cash flows from investing activities
Purchase of fixed assets	(5,200)	(1,012)	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(405)	(466)	(1,774)

Net cash used in investing activities	(5,605)	(1,478)	(69,321)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(25,841)	(24,704)	48,747

Cash, beginning of period	74,588	109,846	-

Cash, end of period	$48,747	$85,142	$48,747

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Six Months Ended June 30,		(December 4,
			2006) to
	2009	2008	June 30, 2009

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of Statement of Financial Accounting Standards (SFAS) No. 7 “Accounting and Reporting by Development Stage Enterprises”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through June 30, 2009, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At June 30, 2009, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of International Surf Resorts, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Interest in Subsidiary

The Company’s percentage of controlling interest requires that operations be included in the consolidated financial statements. The percentage of equity interest that is not owned by the Company is shown as “Noncontrolling interest” in the consolidated balance sheets and consolidated statements of operations.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2009, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value in accordance with Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The guidance applies to investments in debt securities for which other-than-temporary impairments may be recorded. If an entity’s management asserts that it does not have the intent to sell a debt security and it is more likely than not that it will not have to sell the security before recovery of its cost basis, then an entity may separate other-than-temporary impairments into two components: 1) the amount related to credit losses (recorded in earnings), and 2) all other amounts (recorded in other comprehensive income). This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company adopted this FSP for its quarter ending June 30, 2009. There was no impact on the Company’s financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and Accounting Principles Board (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. The FSP amends SFAS No. 107 “Disclosures about Fair Value of Financial Instruments” to require an entity to provide disclosures about fair value of financial instruments in interim financial information. This FSP is to be applied prospectively and is effective for interim and annual periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. The company included the required disclosures in its quarter ending June 30, 2009.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

Effective January 1, 2009, International Surf Resorts, Inc. adopted Financial Accounting Standards Board’s (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statement- an Amendment of ARB No. 51.”  FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events,” which requires entities to disclose the date through which they have evaluated subsequent events and whether the date corresponds with the release of their financial statements.  The statement established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

In June 2009, the FASB issued Statement No. 168.  The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”).  SFAS 168 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP), superseding existing FASB, American Institute of Certified Public Accounts (“AICPA”), Emerging Issues Task Force (“EITF), and related accounting literature.  SFAS 168 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant Securities and Exchange Commission guidance organized using the same topical structure in separate sections.  SFAS 168 will be effective for financial statements issued for reporting periods that end after September 15, 2009.  We do not expect the adoption of the Codification to have an impact on our financial position or results of operations.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $139,022 from inception (December 4, 2006) through June 30, 2009.

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
JUNE 30, 2009
(UNAUDITED)

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

SFAS 157 defines fair value, establishes a framework for measuring fair value in accounting principles generally accepted in the United States of America (GAAP), and expands disclosures about fair value measurements. The provisions of this standard apply to other accounting pronouncements that require or permit fair value measurements and are to be applied prospectively with limited exceptions

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. This standard is now the single source in GAAP for the definition of fair value, except for the fair value of leased property as defined in SFAS 13. SFAS 157 establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions, about market participant assumptions, that are developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy under SFAS 157 are described below:

•	Level 1 - Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008:

		June 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$48,747	$48,747	$74,588	$74,588
Prepaid expenses	3	4,968	4,968	548	548
Liabilities
Accounts payable	3	49,510	49,510	41,859	41,859

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

4.	PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2009 and December 31, 2008, consists of the following:

	June 30,	December 31,
	2009	2008
Computer equipment	$1,012	$1,012
Building	$5,200	$-
	6,212	1,012
Less: accumulated depreciation	(448)	(280)
Total property and equipment	$5,764	$732

Depreciation expense for the six months ended June 30, 2009 and 2008 amounted to $168 and $112, respectively.

5.	INVESTMENT IN REAL PROPERTY

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2009
(UNAUDITED)

On December 5, 2006, the Company issued 3,000,000 shares of its common stock to its founders at $.005 per share for a total of $15,000.

On May 3, 2007, the Company issued 240,000 shares of its common stock for the conversion of notes payable in the amount of $60,000.

In June 2007, the Company performed a private placement and issued 529,800 shares of its common stock at $0.25 per share for a total of $132,450.

6.	COMMON STOCK (continued)

In September 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 489,800 shares of its outstanding common stock.  On October 4, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

7.	PROVISION FOR INCOME TAXES
As of June 30, 2009, the Company reported an estimated federal net operating loss carryforward of approximately $137,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of June 30, 2009, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$34,300
Less: valuation allowance	(34,300)

Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $6,300 during the six months ended June 30, 2009.

8.	RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through June 30, 2009, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $900 for each of the six months ended June 30, 2009 and 2008.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended June 30, 2009.

Liquidity and Capital Resources. We had cash of $48,747 and prepaid expenses of $4,968 as of June 30, 2009.   Our total current assets were $53,715.  As of June 30, 2009, our investment in real property was $61,335.  That, along with $5,764 in property and equipment, net of accumulated depreciation, equaled our total assets of $120,814.  We expect that we will incur expenses related to professional fees to determine feasibility of potential uses of our property located in San Juanico, Baja California, Mexico.  As of June 30, 2009, our total liabilities were $49,510, all of which was represented by accounts payable.  We had no long term liabilities, commitments or contingencies.

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

For the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the three months ended June 30, 2009 as compared to the three months ended June 30, 2008, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $7,521 for the three months ended June 30, 2009, as compared to total operating expenses of $15,356 for the three months ended June 30, 2008. The decrease in total operating expenses between the comparable periods is primarily due to a decrease in general and administrative expenses.  Specifically, general and administrative expenses decreased from $6,382 for the three months ended June 30, 2008, to $246 for the three months ended June 30, 2009.

Net Loss. For the three months ended June 30, 2009, our net loss was $7,287, as compared to a net loss of $14,429 for the three months ended June 30, 2008. The decrease in the net loss was due to the decrease in general and administrative expenses for the three months ended June 30, 2009.  We expect to continue to incur net losses for the foreseeable future.

For the six months ended June 30, 2009 as compared to the six months ended June 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the six months ended June 30, 2009 as compared to the six months ended June 30, 2008, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $25,068 for the six months ended June 30, 2009, as compared to total operating expenses of $37,573 for the six months ended June 30, 2008. The decrease in total operating expenses between the comparable periods is primarily due to decreases in certain of our operating expenses.  Specifically, legal and professional fees decreased from $28,086 for the six months ended June 30, 2008, to $21,674 for the six months ended June 30, 2009.  Our general and administrative expenses decreased from $7,232 for the six months ended June 30, 2008, to $917 for the six months ended June 30, 2009. Our legal and professional fees and general and administrative expenses were higher for the comparable period in 2008 due to the costs associated with becoming a public company.

Net Loss. For the six months ended June 30, 2009, our net loss was $24,535, as compared to a net loss of $35,537 for the six months ended June 30, 2008. The decrease in the net loss was due to the decreases in legal and professional fees and general and administrative expenses for the six months ended June 30, 2009.  We expect to continue to incur net losses for the foreseeable future.

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

In June 2009, we launched a pilot program to determine the feasibility of operating a small surf resort in Bali. As part of the program, we purchased a wood house in Bali for $5,200 and leased the land where the house is located for $400 per month. The land is located very close to a beach which has a very good surf break.  Our president is currently living in Bali and is responsible to sanding and re-finishing the house to make it suitable for living. Our president believes that we can purchase several wood houses at prices comparable to the price we paid for the initial house. During the next twelve months, we plan to assess the feasibility of leasing a large plot of land near the break which would be suitable for multiple houses. In order to purchase those additional houses and operate a small surf resort in this area, we will need to raise additional capital.

To date, we have experienced significant difficulties in raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors, including, but not limited to, a tightening in the equity and credit markets. We had hoped to expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues.

We had cash of $62,071 as of June 30, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. In our Form 10-K for the fiscal year ended December 31, 2008, management reported that our internal controls over financial reporting was not effective due to a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

In response to this conclusion, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting. Accordingly, management believes, based on its knowledge, that (1) this report does not contain any untrue statement of a material fact or omit to state a material face necessary to make the statements made not misleading with respect to the period covered by this report, and (2) the financial statements, and other financial information included in this report, fairly present in all material respects our financial condition, results of operations and cash flows for the years and periods then ended.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31	Certification of Principal Executive and Financial Officer, pursuant to Rule 13a-14 and 15d-14 of the Securities Exchange Act of 1934
32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Surf Resorts, Inc., a Nevada corporation

August 14, 2009	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Chief Executive Officer, Chief Financial Officer, Secretary, Director (Principal, Executive, Financial and Accounting Officer)