Form 10-Q
period 2009-09-30
International Surf Resorts, Inc.
filed 2009-11-16
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______to_______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of November 16, 2009, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2009 (Unaudited)	December 31, 2008

Current assets
Cash	$46,229	$74,588
Prepaid expenses	3,767	548

Total current assets	49,996	75,136

Property and equipment, net of
accumulated depreciation	5,680	732

Investment in real property	61,335	61,335

Total assets	$117,011	$137,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$52,115	$41,859

Total current liabilities	52,115	41,859

ISRI Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of September 30, 2009 and December 31, 2008	3,770	3,770
Additional paid-in capital	208,780	207,430
Deficit accumulated during the development stage	(145,153)	(114,487)

Total ISRI stockholders’ equity	67,397	96,713

Noncontrolling interest	(2,501)	(1,369)
Total liabilities and stockholders’ equity	$117,011	$137,203

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
					(December 4,
	Three Months Ended September 30,		Nine Months Ended September 30,		2006) to
	2009	2008	2009	2008	September 30, 2009

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional fees	3,715	8,078	25,388	36,164	118,626
Dues and fees	-	537	1,177	1,892	10,010
Rent	1,650	450	2,950	1,350	6,700
Organization costs	-	-	-	-	2,140
General and administrative	1,564	193	2,482	7,425	14,248

Total operating expenses	6,929	9,258	31,997	46,831	151,724

Other income (expense), net	71	392	199	1,963	4,070

Net loss including noncontrolling interest	(6,858)	(8,866)	(31,798)	(44,868)	(147,654)

Less: Net loss attributable to noncontrolling interest	727	102	1,132	567	2,501

Net income (loss) attributable to ISRI	$(6,131)	$(8,764)	$(30,666)	$(44,301)	$(145,153)

Net income (loss) per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(.04)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,769,800	3,769,800	3,628,607

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2009
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	150	-	150

Net loss attributable to ISRI	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	$-	$-	$(58,723)	$(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,350	-	1,350

Net loss attributable to ISRI	-	-	-	(30,666)	(30,666)

Balance, September 30, 2009	3,769,800	$3,770	$208,780	$(145,153)	$67,397

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Nine Months Ended September 30,		(December 4,
			2006) to
	2009	2008	September 30, 2009

Cash flows from operating activities
Net loss including noncontrolling interest	$(30,666)	$(44,301)	$(145,153)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,350	1,350	5,100
Depreciation	252	196	532
Changes in operating assets and liabilities
Increase in prepaid expenses	(3,219)	(462)	(3,767)
Increase in accounts payable and accrued expenses	10,256	14,308	52,115

Net cash used in operating activities	(22,027)	(28,909)	(91,173)

Cash flows from investing activities
Purchase of fixed assets	(5,200)	(1,012)	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(1,132)	(568)	(2,501)

Net cash used in investing activities	(6,332)	(1,580)	(70,048)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(28,359)	(30,489)	46,229

Cash, beginning of period	74,588	109,846	-

Cash, end of period	$46,229	$79,357	$46,229

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of ASC 915 “Development Stage Entities”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through September 30, 2009, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At September 30, 2009, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

The Company has evaluated subsequent events through November 16, 2009, the date these consolidated condensed financial statements were issued

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Item 10 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements included in the Company’s annual report on Form 10-K of International Surf Resorts, Inc. for the year ended December 31, 2008. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2008, included in the Company’s annual report on Form 10-K.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, "Property, Plant, and Equipment." ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2009, the Company did not deem any of its long-term assets to be impaired.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC No. 105,   the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (GAAP), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements ended September 30, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, Financial Instruments – Overall – Transition and Open Effective Date Information (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

On April 1, 2009, the Company adopted ASC 855, Subsequent Events (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC 605, Revenue Recognition) (ASU 2009-13).  ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method.  ASU 2009-13 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company does not expect adoption of ASU 2009-13 to have a material impact on the Company’s results of operations or financial condition.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $145,153 from inception (December 4, 2006) through September 30, 2009.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

 Determination of Fair Value

At September 30, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Valuation Hierarchy

ASC 820 establishes a three-level valuation hierarchy for the use of fair value measurements based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date:

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

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008:

		September 30, 2009		December 31, 2008
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	2	$46,229	$46,229	$74,588	$74,588
Prepaid expenses	3	3,767	3,767	548	548
Liabilities
Accounts payable	3	52,115	52,115	41,859	41,859

4.           PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2009 and December 31, 2008, consists of the following:

	September 30,	December 31,
	2009	2008
Computer equipment	$1,012	$1,012
Building	$5,200	$-
Less: accumulated depreciation	6,212 (532)	1,012 (280)
Total property and equipment	$5,680	$732

Depreciation expense for the nine months ended September 30, 2009 and 2008 amounted to $252 and $196, respectively.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2009
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

7.           PROVISION FOR INCOME TAXES

As of September 30, 2009, the Company reported an estimated federal net operating loss carryforward of approximately $143,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2009, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established, as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$36,000
Less: valuation allowance	(36,000)
Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $8,000 during the nine months ended September 30, 2009.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through September 30, 2009, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $1,350 for each of the nine months ended September 30, 2009 and 2008.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended September 30, 2009.

Liquidity and Capital Resources. We had cash of $46,229 and prepaid expenses of $3,767 as of September 30, 2009.   Our total current assets were $49,996.  As of September 30, 2009, our investment in real property was $61,335., which along with $5,680 in property and equipment, net of accumulated depreciation, equaled our total assets of $117,011.  We expect that we will incur expenses related to professional fees to determine feasibility of potential uses of our property located in San Juanico, Baja California, Mexico.  As of September 30, 2009, our total liabilities were $52,115, all of which was represented by accounts payable.  We had no long term liabilities, commitments or contingencies.

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

For the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the three months ended September 30, 2009 as compared to the three months ended September 30, 2008, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $6,929 for the three months ended September 30, 2009, as compared to total operating expenses of $9,258 for the three months ended September 30, 2008. The decrease in total operating expenses between the comparable periods is primarily due to a decrease in legal and professional fees.  Specifically, legal and professional fees decreased from $8,078 for the three months ended September 30, 2008, to $3,715 for the three months ended September 30, 2009.

Net Loss. For the three months ended September 30, 2009, our net loss was $6,131, as compared to a net loss of $8,764 for the three months ended September 30, 2008. The decrease in the net loss was due to the decrease in legal and professional fees for the three months ended September 30, 2009.  We expect to continue to incur net losses for the foreseeable future.

For the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008.

Results of Operations.

Revenues.  We had no revenue for the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $31,997 for the nine months ended September 30, 2009, as compared to total operating expenses of $46,831 for the nine months ended September 30, 2008. The decrease in total operating expenses between the comparable periods is primarily due to decreases in certain of our operating expenses.  Specifically, legal and professional fees decreased from $36,164 for the nine months ended September 30, 2008, to $25,388 for the nine months ended September 30, 2009.  Our general and administrative expenses decreased from $7,425 for the nine months ended September 30, 2008, to $2,482 for the nine months ended September 30, 2009. Our legal and professional fees and general and administrative expenses were higher for the comparable period in 2008 due to the costs associated with becoming a public company.

Net Loss. For the nine months ended September 30, 2009, our net loss was $30,666, as compared to a net loss of $44,301 for the nine months ended September 30, 2008. The decrease in the net loss was due to the decreases in legal and professional fees and general and administrative expenses for the nine months ended September 30, 2009.  We expect to continue to incur net losses for the foreseeable future.

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

We had cash of $46,229 as of September 30, 2009. In the opinion of management, available funds will not satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  We intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2009, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

International Surf Resorts, Inc., a Nevada corporation

November 16, 2009	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Chief Executive Officer, Chief Financial Officer, Secretary, Director (Principal, Executive, Financial and Accounting Officer)