Form 10-K
period 2009-12-31
International Surf Resorts, Inc.
filed 2010-04-15
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on Jun 30, 2009, based on $0.58 per share, the average bid and asked price of such common equity as of that date, was $342,084.

As of April 13, 2010, there were 3,769,800 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Employees.  As of April 13, 2010, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2009. We believe that our facilities are adequate for our needs. We do not own any real estate.

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

As of December 31, 2009, our net loss since inception was $114,487. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2009, through our Mexican subsidiary, we own one hectare, which is approximately 2.5 acres of land located in San Juanico, Baja California Sur, Mexico. The property is undeveloped land located adjacent to the beach. Our parcel has 50 meters of oceanfront and a length of 243 meters. There is no mortgage or lien on the property. We are reviewing plans to study the feasibility of building surf casas, or vacation rentals, for our camps and for visiting surfers and travelers to rent from us when we are not holding our camps.  We are also assessing the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. We believe the property is suitable for the uses we are contemplating, although there is currently no electricity or water at the property. We are currently assessing the estimated cost of any proposed program for the renovation, improvement or development of the property. We will need to obtain financing to develop the property. We do not have any insurance for the property. We do not presently own any other interests in real estate.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations.  We recorded total rent expense of $1,800 for the years ended December 31, 2009 and 2008. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “ISFR”. As of April 13, 2010, no shares of our common stock have traded since July 7, 2009 at $1.05 per share.

Reports to Security Holders. We file annual, quarterly and current reports with the Securities and Exchange Commission.  The public may read and copy any materials filed with the Securities and Exchange Commission at the Security and Exchange Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may also obtain information on the operation of the Public Reference Room by calling the Securities and Exchange Commission at 1-800-SEC-0330.  The Securities and Exchange Commission maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Securities and Exchange Commission. The address of that site is http://www.sec.gov.

We had 3,769,800 shares of common stock issued and outstanding as of December 31, 2009.

As of April 13, 2010, there were 41 record holders of our common stock.

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

Recent Sales of Unregistered Securities. There have been no sales of unregistered securities within the last three (3) years which would be required to be disclosed pursuant to Item 701 of Regulation S-K, except for the following:

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2009, for the sale of registered securities.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2009.

For the year ended December 31, 2009 as compared to the year ended December 31, 2008.

Results of Operations.

Revenues.  We had no revenue for the years ended December 31, 2009 and 2008.

Operating Expenses and Net Loss. We had total operating expenses of $31,997 for the year ended December 31, 2009, as compared to total operating expenses of $46,837 for the year ended December 31, 2008. The decrease in total operating expenses between the comparable periods is primarily due to decreases in certain of our operating expenses.  Specifically, legal and professional fees decreased from $43,489 for the year ended December 31, 2008, to $34,142 for the year ended December 31, 2009.  Our general and administrative expenses decreased from $7,623 for the year ended December 31, 2008, to $2,669 for the year ended December 31, 2009. Our legal and professional fees and general and administrative expenses were higher for the comparable period in 2008 due to the costs associated with becoming a public company.

Net Loss. For the year ended December 31, 2009, our net loss was $41,370, as compared to a net loss of $52,917 for the year ended December 31, 2009. The decrease in the net loss was due to the decreases in legal and professional fees and general and administrative expenses for the year ended December 31, 2009.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $43,055 as of December 31, 2009, as compared to cash of $74,588 as of December 31, 2008. We also had prepaid expenses of $2,568 as of December 31, 2009, for total current assets of $45,623 as of that date.   In June 2007, we raised $132,450 in a private placement in exchange for 529,800 shares of our common stock. We have used a small portion of those proceeds for the audit and review of our financial statements. In March 2007, we issued 240,000 shares of our common stock to repay certain loans in the amount of $60,000.  As of December 31, 2009, our investment in real property was $61,335; after property and equipment of $5,596 net of accumulated depreciation, our total assets as of December 31, 2009 were $112,554.  We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property. As of December 31, 2009, our total liabilities were $58,014, all of which was represented by accounts payable.

During 2010, we anticipate that we will incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In September 2007, we filed a Registration Statement on Form SB-2 for the registration of 489,800 shares of our outstanding common stock.  On October 4, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.

Our Plan of Operation for the Next Twelve Months.  To effectuate our business plan during the next twelve months, we must determine the feasibility of building surf casas, or vacation rentals, for our property located in San Juanico, Baja California, Mexico.  We are currently assessing the feasibility of building surf casas and also the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. In order to properly determine the feasibility of those projects, our president Eduardo Biancardi intends to travel to the property and visit the property for a period of time. We also intend to look for opportunities to work with other companies that will assist us in our development of the property. In addition, during the next twelve months, we must continue to develop our website and begin to attract customers.

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

We had cash of $43,055 as of December 31, 2009. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 8. Financial Statements and Supplementary Data.

The financial statements required by Item 8 are presented in the following order:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Surf Resorts, Inc.

We have audited the accompanying balance sheet of International Surf Resorts, Inc. (a development stage company) as of December 31, 2009, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the year then ended and for the period from inception (December 4, 2006) through December 31, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements of International Surf Resorts, Inc., as of December 31, 2008 were audited by other auditors,  whose report dated March 20, 2009, on those statements included an explanatory paragraph that described the uncertainty of the Company's ability to continue as a going concern discussed in Note 2 to the financial statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Surf Resorts, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from inception (December 4, 2006) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company has incurred recurring operating losses and has an accumulated deficit.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 2.  The financial statements do not include any adjustments may result from the outcome of this uncertainty.

Q Accountancy Corporation

/s/ Q Accountancy Corporation
Laguna Niguel, California
April 10, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
International Surf Resorts, Inc.
Henderson, Nevada

We have audited the accompanying consolidated balance sheets of International Surf Resorts, Inc. (a development stage company) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of International Surf Resorts, Inc. as of December 31, 2008 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Mendoza Berger & Company, LLP

Irvine, California
March 20, 2009

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
ASSETS

	2009	2008
Current assets
Cash	$43,055	$74,588
Prepaid expenses	2,568	548

Total current assets	45,623	75,136

Property and equipment, net of
accumulated depreciation	5,596	732

Investment in real property	61,335	61,335

Total assets	$112,554	$137,203

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$58,014	$41,859

Total current liabilities	58,014	41,859

ISRI Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of December 31, 2009	3,770	3,770
Additional paid-in capital	209,230	207,430
Deficit accumulated during the development stage	(155,857)	(114,487)

Total ISRI stockholders’ equity	57,143	96,713

Noncontrolling interest	(2,603)	(1,369)
Total liabilities and stockholders’ equity	$112,554	$137,203

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
			Inception
			(December 4,
	Years Ended December 31,		2006) to
	2009	2008	December 31, 2009

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	34,142	43,489	127,380
Dues and fees	1,437	2,942	10,270
Rent	4,600	1,800	8,350
Organization costs	-	-	2,140
General and administrative	2,669	7,623	14,435

Total operating expenses	42,848	55,854	162,575

Other income (expense), net	244	2,268	4,115

Net loss including noncontrolling interest	(42,604)	(53,586)	(158,460)

Less: Net loss attributable to noncontrolling interest	1,234	669	2,603

Net income (loss) attributable to ISRI	$(41,370)	$(52,917)	$(155,857)

Net income (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(.04)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,640,184

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH DECEMBER 31, 2009
				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	150	-	150

Net loss attributable to ISRI	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	$-	$-	$(58,723)	$(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(41,370)	(41,370)

Balance, December 31, 2009	3,769,800	$3,770	$209,230	$(155,857)	$57,143

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Years Ended December 31,		(December 4,
			2006) to
	2009	2008	December 31, 2009

Cash flows from operating activities
Net loss including noncontrolling interest	$(41,370)	$(52,917)	$(155,857)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	5,550
Depreciation	336	280	616
Changes in operating assets and liabilities
Increase in prepaid expenses	(2,020)	(548)	(2,568)
Increase in accounts payable and accrued expenses	16,155	17,808	58,014

Net cash used in operating activities	(25,099)	(33,577)	(94,245)

Cash flows from investing activities
Purchase of fixed assets	(5,200)	(1,012)	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(1,234)	(669)	(2,603)

Net cash used in investing activities	(6,434)	(1,681)	(70,150)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(31,533)	(35,258)	43,055

Cash, beginning of period	74,588	109,846	-

Cash, end of period	$43,055	$74,588	$43,055

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of ASC 915 “Development Stage Entities”, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through December 31, 2009, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At December 31, 2009, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

The Company has evaluated subsequent events through April 10, 2010, the date these consolidated financial statements were issued.

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

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Prepaid Expenses

Prepaid expenses consist of rents and stock transfer agent fees for services to be rendered over the one-year period of the contract and are amortized monthly.

Property and Equipment

Property and equipment, if any, are stated at cost.  Depreciation of property and equipment is provided using the straight-line method over the estimated useful lives of the assets.  Expenditures for major renewals and betterments that extend the useful lives of property and equipment are capitalized.  Expenditures for maintenance and repairs are changed to expense as incurred.

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

As of December 31, 2009, the Company did not deem any of its long-term assets to be impaired.

Income Taxes

The Company accounts for income taxes under ASC No. 740, “Accounting for Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, “Earnings Per Share”, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC Statement No. 105, the “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (ASC 105).  ASC 105 will become the single source authoritative nongovernmental U.S. generally accepted accounting principles (“GAAP”), superseding existing FASB, American Institute of Certified Public Accountants, Emerging Issues Task Force, and related accounting literature.  ASC 105 reorganized the thousands of GAAP pronouncements into roughly 90 accounting topics and displays them using a consistent structure.  Also included is relevant SEC guidance organized using the same topical structure in separate sections.  The Company adopted ASC 105 for the financial statements during the year ended December 31, 2009.  The adoption of ASC 105 did not have an impact on the Company’s financial position or results of operations.

On April 1, 2009, the Company adopted ASC 825-10-65, “Financial Instruments – Overall – Transition and Open Effective Date Information” (ASC 825-10-65). ASC 825-10-65 amends ASC 825-10 to require disclosures about fair value of financial instruments in interim financial statements as well as in annual financial statements and also amends ASC 270-10 to require those disclosures in all interim financial statements. The adoption of ASC 825-10-65 did not have a material impact on the Company’s results of operations or financial condition.

 On April 1, 2009, the Company adopted ASC 855, “Subsequent Events” (ASC 855). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date – that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of ASC 855 did not have a material impact on the Company’s results of operations or financial condition.

On July 1, 2009, the Company adopted ASU No. 2009-05, “Fair Value Measurements and Disclosures” (Topic 820) (ASU 2009-05). ASU 2009-05 provided amendments to ASC 820-10, “Fair Value Measurements and Disclosures – Overall”, for the fair value measurement of liabilities. ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. ASU 2009-05 also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. ASU 2009-05 also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The adoption of ASU 2009-05 did not have a material impact on the Company’s results of operations or financial condition.

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $155,857 from inception (December 4, 2006) through December 31, 2009.

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

3.	FAIR VALUE MEASUREMENTS

Determination of Fair Value

At December 31, 2009, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

The Company had no other assets and liabilities measured at fair value on a recurring basis as of December 31, 2009 and 2008 within the fair value hierarchy other than its financial instruments as noted in the following paragraph.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

4.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2009 and 2008, consists of the following:

	2009	2008
Computer equipment	$1,012	$1,012
Building	5,200	-
	6,212	1,012
Less: accumulated depreciation	(616)	(280)
Total property and equipment	$5,596	$732

Depreciation expense for the years ended December 31, 2009 and 2008 amounted to $352 and $280, respectively.

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

7.           PROVISION FOR INCOME TAXES

As of December 31, 2009, the Company reported an estimated federal net operating loss carryforward of approximately $153,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2029.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2009 and 2008, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

	2009	2008
Federal loss carryforward (@ 25%)	$38,000	$28,000
Less: valuation allowance	(38,000)	(28,000)
Net deferred tax asset	$-	$-

The Company’s valuation allowance increased by approximately $10,000 and $18,250 during the years ended December 31, 2009 and 2008, respectively.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through December 31, 2009, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $1,800 for each of the years ended December 31, 2009 and 2008.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There have been no changes in or disagreements with our accountants since our formation required to be disclosed pursuant to Item 304 of Regulation S-K, except for the following:

On March 30, 2010, we dismissed Mendoza Berger & Company, LLP (“Mendoza”) as our principal accountant effective on such date. The reports of Mendoza on our financial statements for fiscal years 2009 and 2008 did not contain an adverse opinion or a disclaimer of opinion, were not qualified or modified as to uncertainty, audit scope, or accounting principles, with the exception of a qualification with respect to uncertainty as to our ability to continue as a going concern. We engaged Q Accountancy Corporation (“QAC”) as its new principal accountant effective as of March 30, 2010. The decision to change accountants was recommended and approved by our Board of Directors.

During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, the date of dismissal, there were no disagreements with Mendoza on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of Mendoza, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report, nor were there any reportable events as defined in Item 304(a)(1)(iv) of Regulation S-K.

We engaged QAC as our new independent accountant as of March 30, 2010.  During fiscal years 2009 and 2008, and the subsequent interim period through March 30, 2010, we nor anyone on our behalf engaged QAC regarding either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, or any matter that was either the subject of a “disagreement” or a “reportable event,” both as such terms are defined in Item 304 of Regulation S-K.

Item 9A. Controls and Procedures.

Evaluation of disclosure controls and procedures.

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2009, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2009, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Eduardo Biancardi	42	President, Secretary, Chief Financial Officer and Director
Santana Martinez	37	Director

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2009 and 2008.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Eduardo Biancardi President, Secretary, CFO	2009	0	0	0	0	0	0	0	0
	2008	0	0	0	0	0	0	0	0

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

Long-Term Incentive Plans. As of December 31, 2009, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2009, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Eduardo Biancardi President, Secretary, CFO	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2009:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Eduardo Biancardi	0	0	0	0	0	0	0
Santana Martinez	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 13, 2010, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

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

Changes in Control.  Our management is not aware of any arrangements which may result in “changes in control” as that term is defined by the provisions of Item 403(c) of Regulation S-K.

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

Santana Martinez, one of our directors, provides office space to us at no charge. Our financial statements will reflect, as occupancy costs, the fair market value of that space, which is approximately $150 per month. We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2009.

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

There have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2009 and 2008 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $18,043 and $23,340, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2009 and 2008, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2009, we were billed a total of $2,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2008, we were billed a total of $4,489 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2009 and December 31, 2008, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $500 and $500, respectively.

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

International Surf Resorts, Inc. a Nevada corporation

April 14, 2010	By:	/s/ Eduardo Biancardi
Eduardo Biancardi
President, Secretary, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Eduardo Biancardi	April 14, 2010
Eduardo Biancardi
Its:	President, Secretary, Treasurer and a director (Principal Executive Officer and Principal Financial and Accounting Officer

By:	/s/ Santana Martinez	April 14, 2010
Santana Martinez
Its:	director