Form 10-Q
period 2010-03-31
International Surf Resorts, Inc.
filed 2010-05-17
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010

	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______to_______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

As of May 14, 2010, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2010 (Unaudited)	December 31, 2009

Current assets
Cash	$36,486	$43,055
Prepaid expenses	1,368	2,568

Total current assets	37,854	45,623

Property and equipment, net of
accumulated depreciation	5,512	5,596

Investment in real property	61,335	61,335

Total assets	$104,701	$112,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$53,310	$58,014

Total current liabilities	53,310	58,014

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3,770	3,770
Additional paid-in capital	209,680	209,230
Deficit accumulated during the development stage	(159,220)	(155,857)

Total stockholders’ equity	54,230	57,143

Noncontrolling interest	(2,839)	(2,603)

Total liabilities and stockholders’ equity	$104,701	$112,554

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

			Inception
			(December 4,
	Three Months Ended March 31,		2006) to
	2010	2009	March 31, 2010

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	1,322	15,613	128,702
Dues and fees	-	813	10,270
Rent	1,650	450	10,000
General and administrative	662	671	17,237

Total operating expenses	3,634	17,547	166,209

Other income (expense), net	35	63	4,150

Net loss including noncontrolling interest	(3,599)	(17,484)	(162,059)

Less: Net loss attributable to noncontrolling interest	236	236	2,839

Net income (loss) attributable to ISRI	$(3,363)	$(17,248)	$(159,220)

Net income (loss) per common share – basic and diluted	$(0.00)	$(0.00)	$(.04)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,649,809

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH MARCH 31, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	150	-	150

Net loss attributable to ISRI	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, June 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities provided by related party	-	r-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH MARCH 31, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Additional paid-in capital in exchange for facilities provided by related party	-	$-	$1,800	$-	$1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(41,370)	(41,370)

Balance, December 31, 2009	3,769,800	3,770	209,230	(155,857)	57,143

Additional paid-in capital in exchange for facilities provided by related party	-	-	450	-	450

Net loss attributable to ISRI	-	-	-	(3,363)	(3,363)

Balance, March 31, 2010	3,769,800	$3,770	$209,680	$(159,220)	$54,230

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(December 4,
			2006) to
	2010	2009	March 31, 2010

Cash flows from operating activities
Net loss including noncontrolling interest	$(3,363)	$(17,248)	$(159,220)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	450	450	6,000
Depreciation	84	84	700
Changes in operating assets and liabilities
(Increase) decrease in prepaid expenses	1,200	(18)	(1,368)
Increase (decrease) in accounts payable and accrued expenses	(4,704)	4,451	53,310

Net cash used in operating activities	(6,333)	(12,281)	(100,578)

Cash flows from investing activities
Purchase of fixed assets	-	-	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(236)	(236)	(2,839)

Net cash used in investing activities	(236)	(236)	(70,386)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(6,569)	(12,517)	36,486

Cash, beginning of period	43,055	74,588	-

Cash, end of period	$36,486	$62,071	$36,486

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Three Months Ended March 31,		(December 4,
			2006) to
	2010	2009	March 31, 2010

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

The Company has evaluated subsequent events through May 14, 2010, the date these consolidated condensed financial statements were issued.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K of International Surf Resorts, Inc. for the period ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three ended March 31, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s annual report on Form 10-K.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long Lived Assets (continued)

fair value or disposable value. As of March 31, 2010, the Company did not deem any of its long-term assets to be impaired.

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
MARCH 31, 2010
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

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $159,220 from inception (December 4, 2006) through March 31, 2010.

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
MARCH 31, 2010
(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair Value Measurements

 Determination of Fair Value

At March 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, prepaid expenses and accounts payable approximate their fair value due to the short period to maturity of these instruments.

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
MARCH 31, 2010
(UNAUDITED)

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

Fair Value Measurements (continued)

The following table presents the Company's fair value hierarchy for those assets and liabilities measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009:

		March 31, 2010		December 31, 2009
	Level	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Assets
Cash	1	$36,486	$36,486	$43,055	$43,055
Prepaid expenses	3	1,368	1,368	2,568	2,568
Liabilities
Accounts payable	3	53,310	53,310	58,014	58,014

4.           PROPERTY AND EQUIPMENT

Property and equipment at March 31, 2010 and December 31, 2009, consists of the following:

	March 31,	December 31,
	2010	2009
Computer equipment	$1,012	$1,012
Building	5,200	5,200
Less: accumulated depreciation	6,212 (700)	6,212 (616)
Total property and equipment	$5,512	$5,596

Depreciation expense for the three months ended March 31, 2010 and 2009 amounted to $84 and $84, respectively.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2010
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

7.           PROVISION FOR INCOME TAXES

As of March 31, 2010, the Company reported an estimated federal net operating loss carryforward of approximately $156,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of March 31, 2010, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 25%)	$39,000
Less: valuation allowance	(39,000)
Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $1,000 during the three months ended March 31, 2010.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through March 31, 2010, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $450 for each of the three months ended March 31, 2010 and 2009.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Quarterly Report on Form 10-Q for the period ended March 31, 2010.

Liquidity and Capital Resources. We had cash of $36,468 and prepaid expenses of $1,368 as of March 31, 2010, which together comprises our total current assets of $37,854.  As of March 31, 2010, our investment in real property was $61,335, which along with $5,512 in property and equipment, net of accumulated depreciation, equaled our total assets of $104,701.  We expect that we will incur expenses related to professional fees to determine feasibility of potential uses of our property located in San Juanico, Baja California, Mexico.  As of March 31, 2010, our total liabilities were $53,310, all of which was represented by accounts payable.  We had no long term liabilities, commitments or contingencies.

During 2010, we anticipate that we will continue to incur significant accounting costs associated with the audit and review of our financial statements. We also expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

For the three months ended March 31, 2010 as compared to the three months ended March 31, 2009.

Results of Operations.

Revenues.  We had no revenue for the three months ended March 31, 2010 as compared to the three months ended March 31, 2009, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $3,634 for the three months ended March 31, 2010, as compared to total operating expenses of $17,547 for the three months ended March 31, 2009. The decrease in total operating expenses between the comparable periods is primarily due to a decrease in legal and professional fees.  Specifically, legal and professional fees decreased from $15,613 for the three months ended March 31, 2009, to $1,322 for the three months ended March 31, 2010.

Net Loss. For the three months ended March 31, 2010, our net loss was $3,599 as compared to a net loss of $17,248 for the three months ended March 31, 2009. The decrease in the net loss was due to the decrease in legal and professional fees for the three months ended March 31, 2010.  We expect to continue to incur net losses for the foreseeable future.

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

We had cash of $36,486 as of March 31, 2010. In the opinion of management, available funds may satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of March 31, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

Item 4(T). Controls and Procedures.

Changes in internal controls. In our Form 10-K for the fiscal year ended December 31, 2009, management reported that our internal controls over financial reporting was not effective due to a lack of proper segregation of functions, duties and responsibilities with respect to our cash and control over the disbursements related thereto due to our very limited staff, including our accounting personnel.

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

International Surf Resorts, Inc., a Nevada corporation

May 17, 2010	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Chief Executive Officer, Chief Financial Officer, Secretary, Director (Principal, Executive, Financial and Accounting Officer)