Form 10-Q
period 2010-06-30
International Surf Resorts, Inc.
filed 2010-08-11
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______to_______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1097 Country Coach Dr., Suite 705, Henderson, Nevada, 89002
(Address of principal executive offices)

(888) 689-0930
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

As of August 10, 2010, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)

FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009
AND FOR THE PERIOD FROM INCEPTION
(DECEMBER 4, 2006) THROUGH JUNE 30, 2010

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2010 (Unaudited)	December 31, 2009

Current assets
Cash	$27,131	$43,055
Prepaid expenses	568	2,568

Total current assets	27,699	45,623

Property and equipment, net of
accumulated depreciation	5,428	5,596

Investment in real property	61,335	61,335

Total assets	$94,462	$112,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$63,400	$58,014

Total current liabilities	63,400	58,014

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of June 30, 2009 and December 31, 2009	3,770	3,770
Additional paid-in capital	210,130	209,230
Deficit accumulated during the development stage	(179,539)	(155,857)

Total stockholders’ equity	34,361	57,143

Noncontrolling interest	(3,299)	(2,603)

Total liabilities and stockholders’ equity	$94,462	$112,554

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
					(December 4,
	Three Months Ended June 30,		Six Months Ended June 30,		2006) to
	2010	2009	2010	2009	June 30, 2010

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional fees	18,639	6,061	19,961	21,674	147,341
Dues and fees	-	364	-	1,177	10,270
Rent	1,250	850	2,900	1,300	11,250
General and administrative	912	246	1,574	917	18,149

Total operating expenses	20,801	7,521	24,435	25,068	187,010

Other income (expense), net	22	65	57	128	4,172

Net loss including noncontrolling interest	(20,779)	(7,456)	(24,378)	(24,940)	(182,838)

Less: Net loss attributable to noncontrolling interest	460	169	696	405	3,299

Net income (loss) attributable to ISRI	$(20,319)	$(7,287)	$(23,682)	$(24,535)	$(179,539)

Net income (loss) per common share – basic and diluted	$-	$-	$-	$(0.01)	$(.05)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,769,800	3,769,800	3,658,189

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2010
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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH JUNE 30, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Additional paid-in capital in exchange for facilities provided by related party	-	$-	$1,800	$-	$1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(41,370)	(41,370)

Balance, December 31, 2009	3,769,800	3,770	209,230	(155,857)	57,143

Additional paid-in capital in exchange for facilities provided by related party	-	-	900	-	900

Net loss attributable to ISRI	-	-	-	(23,682)	(23,682)

Balance, June 30, 2010	3,769,800	$3,770	$210,130	$(179,539)	$34,361

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Six Months Ended June 30,		(December 4,
			2006) to
	2010	2009	June 30, 2010

Cash flows from operating activities
Net loss attributable to ISRI	$(23,682)	$(24,535)	$(179,539)
Adjustments to reconcile net loss attributable to ISRI to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	900	900	6,450
Depreciation	168	168	784
Changes in operating assets and liabilities
Increase in prepaid expenses	2,000	(4,420)	(568)
Increase in accounts payable and accrued expenses	5,386	7,651	63,400

Net cash used in operating activities	(15,228)	(20,236)	(109,473)

Cash flows from investing activities
Purchase of fixed assets	-	(5,200)	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(696)	(405)	(3,299)

Net cash used in investing activities	(696)	(5,605)	(70,846)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(15,924)	(25,841)	27,131

Cash, beginning of period	43,055	74,588	-

Cash, end of period	$27,131	$48,747	$27,131

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Six Months Ended June 30,		(December 4,
			2006) to
	2010	2009	June 30, 2010

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of ASC 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through June 30, 2010, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.  The Company is an Internet based provider of international surf resorts, camps, and guided surf tours.

In June 2009, we launched a pilot program to determine the feasibility of operating a small surf resort in Bali. As part of the program, the Company purchased a wood house in Bali and leased the land. The land is located very close to a beach which has a very good surf location.

The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there. On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At June 30, 2010, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

The Company has evaluated subsequent events through August 10, 2010, the date these consolidated condensed financial statements were issued

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (Continued)

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, Property and Equipment.   ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2010, the Company did not deem any of its long-term assets to be impaired.

Income Taxes

The Company accounts for income taxes under ASC No. 740, Accounting for Income Taxes.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND SUMMARY OF ACCOUNTING POLICIES (Continued)

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of December 31, 2009, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

Recent Accounting Pronouncements

In May 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-19 (ASU 2010-19), Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. The amendments in this Update are effective as of the announcement date of March 18, 2010. The Company does not expect the provisions of ASU 2010-19 to have a material effect on the financial position, results of operations or cash flows of the Company.

In April 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-17 (ASU 2010-17), Revenue Recognition-Milestone Method (Topic 605): Milestone Method of Revenue Recognition. The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity’s fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. The Company does not expect the provisions of ASU 2010-17 to have a material effect on the financial position, results of operations or cash flows of the Company.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations or cash flows.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $179,539 from inception (December 4, 2006) through June 30, 2010.

The Company is subject to those risks associated with development stage companies.  The Company has sustained losses since inception and additional debt or equity financing may be required by the Company to fund its development activities and to support operations.  However, there is no assurance that the Company will be able to obtain additional financing.  Furthermore, there is no assurance that rapid changes in leisure activities, changing customer needs and evolving environmental standards will enable the Company to provide new services on a continual and timely basis so that profitable operations can be attained.

3.	FAIR VALUE MEASUREMENTS

Determination of Fair Value

At June 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
(UNAUDITED)

3.	FAIR VALUE MEASUREMENTS (Continued)

•
Level 3 - Inputs that are both significant to the fair value measurement and unobservable. These inputs rely on management's own assumptions about the assumptions that market participants would use in pricing the asset or liability. (The unobservable inputs are developed based on the best information available in the circumstances and may include the Company's own data.)

The Company had no other assets and liabilities measured at fair value on a recurring basis as of June 30, 2010 within the fair value hierarchy other than its financial instruments as noted in the following paragraph.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

4.           PROPERTY AND EQUIPMENT

Property and equipment at June 30, 2010 and December 31, 2009, consists of the following:

	June 30,	December 31,
	2010	2009
Computer equipment	$1,012	$1,012
Building	$5,200	$5,200
Less: accumulated depreciation	6,212 (784)	6,212 (616)
Total property and equipment	$5,428	$5,596

Depreciation expense for the three months ended June 30, 2010 and 2009 amounted to $168 and $168, respectively.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2010
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

7.           PROVISION FOR INCOME TAXES

As of June 30, 2010, the Company reported an estimated federal net operating loss carryforward of approximately $177,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of June 30, 2010, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:
Federal loss carryforward (@ 25%)	$44,000
Less: valuation allowance	(44,000)
Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $6,000 during the three months ended June 30, 2010.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through June 30, 2010, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $900 for each of the six months ended June 30, 2010 and 2009.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended June 30, 2010.

For the three months ended June 30, 2010 as compared to the three months ended June 30, 2009.

Results of Operations.

Revenues.  We had no revenue for the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $20,801 for the three months ended June 30, 2010, as compared to total operating expenses of $7,521 for the three months ended June 30, 2009. The increase in total operating expenses between the comparable periods is primarily due to an increase in legal and professional fees.  Specifically, legal and professional fees increased from $6,061 for the three months ended June 30, 2009, to $18,369 for the three months ended June 30, 2010.

Net Loss. For the three months ended June 30, 2010, our net loss was $20,319 as compared to a net loss of $7,287 for the three months ended June 30, 2009. The increase in the net loss was due to the increase in legal and professional fees for the three months ended June 30, 2010.  We expect to continue to incur net losses for the foreseeable future.

For the six months ended June 30, 2010 as compared to the six months ended June 30, 2009.

Results of Operations.

Revenues.  We had no revenue for the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $24,435 for the six months ended June 30, 2010, as compared to total operating expenses of $25,068 for the six months ended June 30, 2009. The slight decrease in total operating expenses between the comparable periods is primarily due to a decrease in legal and professional fees.  Specifically, legal and professional fees decreased from $21,764 for the six months ended June 30, 2009, to $19,961 for the six months ended June 30, 2010.

Net Loss. For the six months ended June 30, 2010, our net loss was $23,682 as compared to a net loss of $24,940 for the six months ended June 30, 2010. The slight decrease in the net loss was due to the decrease in legal and professional fees for the six months ended June 30, 2010.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $27,131 and prepaid expenses of $568 as of June 30, 2010, which together comprises our total current assets of $27,699.  As of June 30, 2010, our investment in real property was $61,335, which along with $5,428 in property and equipment, net of accumulated depreciation, equaled our total assets of $94,462.  We expect that we will incur expenses related to professional fees to determine feasibility of potential uses of our property located in San Juanico, Baja California, Mexico and Bali.  As of June 30, 2010, our total liabilities were $63,400, all of which was represented by accounts payable and accrued expenses.  We had no long term liabilities, commitments or contingencies.

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

To effectuate our business plan during the next twelve months, we must determine the feasibility of building surf casas, or vacation rentals, for our property located in San Juanico, Baja California, Mexico and Bali.  We are currently assessing the feasibility of building surf casas and also the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. In order to properly determine the feasibility of those projects, our president Eduardo Biancardi intends to travel to the property and visit the property for a period of time. We also intend to look for opportunities to work with other companies that will assist us in our development of the property. In addition, during the next twelve months, we must continue to develop our website and begin to attract customers.

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

We had cash of $27,131 as of June 30, 2010. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of June 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

31
Certification of Principal Executive and Financial Officer, Required By Rule 13a-14(A) of the Securities Exchange Act of 1934, As Amended, As Adopted Pursuant To Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Principal Executive and Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

International Surf Resorts, Inc., a Nevada corporation

August 11, 2010	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Chief Executive Officer, Chief Financial Officer, Secretary, Director (Principal, Executive, Financial and Accounting Officer)