Form 10-Q
period 2010-09-30
International Surf Resorts, Inc.
filed 2010-11-12
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934: For the transition period from _______to_______

Commission File Number: 333-146182
International Surf Resorts, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1097 Country Coach Dr., Suite 705, Henderson, Nevada, 89002
(Address of principal executive offices) (Zip Code)

(888) 689-0930
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicated by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated file, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes   ☒ No

As of November 10, 2010, there were 3,769,800 shares of the issuer’s $.001 par value common stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2010 (Unaudited)	December 31, 2009

Current assets
Cash	$24,508	$43,055
Prepaid expenses	-	2,568

Total current assets	24,508	45,623

Property and equipment, net of
accumulated depreciation	5,344	5,596

Investment in real property	61,335	61,335

Total assets	$91,187	$112,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$75,934	$58,014

Total current liabilities	75,934	58,014

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of September 30, 2009 and December 31, 2009	3,770	3,770
Additional paid-in capital	210,580	209,230
Deficit accumulated during the development stage	(195,663)	(155,857)

Total stockholders’ equity	18,687	57,143

Noncontrolling interest	(3,434)	(2,603)

Total liabilities and stockholders’ equity	$91,187	$112,554

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

					Inception
					(December 4,
	Three Months Ended September 30,		Nine Months Ended September 30,		2006) to
	2010	2009	2010	2009	September 30, 2010

Net revenue	$-	$-	$-	$-	$-

Operating expenses
Legal and professional fees	14,784	3,715	34,745	25,388	162,125
Dues and fees	260	-	260	1,177	10,530
Rent	450	1,650	3,350	2,950	11,700
Organization costs	-	-	-	-	2,140
General and administrative	784	1,564	2,358	2,482	16,793

Total operating expenses	16,278	6,929	40,713	31,997	203,288

Other income (expense), net	19	71	76	199	4,191

Net loss including noncontrolling interest	(16,259)	(6,858)	(40,637)	(31,798)	(199,097)

Less: Net loss attributable to noncontrolling interest	135	727	831	1,132	3,434

Net income (loss) attributable to ISRI	$(16,124)	$(6,131)	$(39,806)	$(30,666)	$195,663

Net income (loss) per common share – basic and diluted	$-	$-	$(0.01)	$(0.01)	$(.05)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,769,800	3,769,800	3,665,550

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	150	-	150

Net loss attributable to ISRI	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, September 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH SEPTEMBER 30, 2010
(UNAUDITED)

				Deficit
	Common Stock			Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	During Development Stage	Total Stockholders’ Equity

Additional paid-in capital in exchange for facilities provided by related party	-	$-	$1,800	$-	$1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(41,370)	(41,370)

Balance, December 31, 2009	3,769,800	3,770	209,230	(155,857)	57,143

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,350	-	1,350

Net loss attributable to ISRI	-	-	-	(39,806)	(39,806)

Balance, September 30, 2010	3,769,800	$3,770	$210,580	$(195,663)	$18,687

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Nine Months Ended September 30,		(December 4,
			2006) to
	2010	2009	September 30, 2010

Cash flows from operating activities
Net loss including noncontrolling interest	$(39,806)	$(30,666)	$(195,663)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,350	1,350	6,900
Depreciation	252	252	868
Changes in operating assets and liabilities
Increase in prepaid expenses	2,568	(3,219)	-
Increase in accounts payable and accrued expenses	17,920	10,256	75,934

Net cash used in operating activities	(17,716)	(22,027)	(111,961)

Cash flows from investing activities
Purchase of fixed assets	-	(5,200)	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(831)	(1,132)	(3,434)

Net cash used in investing activities	(831)	(6,332)	(70,981)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(18,547)	(28,359)	24,508

Cash, beginning of period	43,055	74,588	-

Cash, end of period	$24,508	$46,229	$24,508

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

			Inception
	Nine Months Ended September 30,		(December 4,
			2006) to
	2010	2009	September 30, 2010

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to unaudited consolidated financial statements

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2010
(UNAUDITED)

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of ASC 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through September 30, 2010, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At September 30, 2010, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

The Company has evaluated subsequent events through November 10, 2010, the date these consolidated condensed financial statements were issued

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

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION (Continued)

Basis of Presentation

The unaudited financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  They do not include all information and notes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the annual report on Form 10-K of International Surf Resorts, Inc. for the period ended December 31, 2009. In the opinion of management, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for any other interim period or the entire year. For further information, these unaudited financial statements and the related notes should be read in conjunction with the Company’s audited financial statements for the period ended December 31, 2009 included in the Company’s annual report on Form 10-K.

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

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with ASC 360, Property and Equipment.   ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2010, the Company did not deem any of its long-term assets to be impaired.

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

Basic and Diluted Income (Loss) Per Share

In accordance with ASC No. 260, Earnings Per Share, basic income (loss) per common share is computed by dividing net income (loss) available to common stockholders by the weighted average number of common shares outstanding.  Diluted income (loss) per common share is computed similar to basic income per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.  As of September 30, 2010, the Company did not have any equity or debt instruments outstanding that could be converted into common stock.

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

2.             GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $195,663 from inception (December 4, 2006) through September 30, 2010.

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

Determination of Fair Value

At September 30, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

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

4.             PROPERTY AND EQUIPMENT

Property and equipment at September 30, 2010 and December 31, 2009, consists of the following:

	September 30,	December 31,
	2010	2009
Computer equipment	$1,012	$1,012
Building	5,200	5,200
Less: accumulated depreciation	6,212 (868)	6,212 (616)
Total property and equipment	$5,344	$5,596

Depreciation expense for the three months ended September 30, 2010 and 2009 amounted to $252 and $252, respectively.

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

In September 2007, the Company performed a private placement and issued 529,800 shares of its common stock at $0.25 per share for a total of $132,450.

In September 2007, the Company submitted its Registration Statement on Form SB-2 for the registration of 489,800 shares of its outstanding common stock.  On October 4, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

7.             PROVISION FOR INCOME TAXES

As of September 30, 2010, the Company reported an estimated federal net operating loss carryforward of approximately $200,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of September 30, 2010, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$68,000
Less: valuation allowance	(68,000)
Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $12,000 and $30,000 during the three and six months ended September 30, 2010, respectively.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through September 30, 2010, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $900 for each of the nine months ended September 30, 2010 and 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in this Quarterly Report on Form 10-Q for the period ended September 30, 2010.

For the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.

Results of Operations.

Revenues.   We had no revenue for the three months ended September 30, 2010 as compared to the three months ended September 30, 2009, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $16,278 for the three months ended September 30, 2010, as compared to total operating expenses of $6,929 for the three months ended September 30, 2009. The increase in total operating expenses between the comparable periods is primarily due to an increase in legal and professional fees.  Specifically, legal and professional fees increased from $3,715 for the three months ended September 30, 2009, to $14,784 for the three months ended September 30, 2010. This increase was primarily attributable to legal and professional services performed in connection with our post effective amendment to our original registration statement.

Net Loss. For the three months ended September 30, 2010, our net loss was $16,124 as compared to a net loss of $6,131 for the three months ended September 30, 2009. The increase in the net loss was due to the increase in legal and professional fees for the three months ended September 30, 2010 as discussed.  We expect to continue to incur net losses for the foreseeable future.

For the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009.

Results of Operations.

Revenues.  We had no revenue for the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, during which we also had no revenue.

Operating Expenses and Net Loss. We had total operating expenses of $41,713 for the nine months ended September 30, 2010, as compared to total operating expenses of $31,997 for the nine months ended September 30, 2009. The increase in total operating expenses between the comparable periods is primarily due to an increase in legal and professional fees.  Specifically, legal and professional fees decreased from $21,764 for the nine months ended September 30, 2009, to $19,961 for the nine months ended September 30, 2010. This increase was primarily attributable to legal and professional services performed in connection with our post effective amendment to our original registration statement.

Net Loss. For the nine months ended September 30, 2010, our net loss was $39,806 as compared to a net loss of $30,666 for the nine months ended September 30, 2010. The increase in the net loss was due to the increase in legal and professional fees for the nine months ended September 30, 2010 as discussed.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $24,508 as of September 30, 2010, which comprises our total current assets of $24,508.  As of September 30, 2010, our investment in real property was $61,335, which along with $5,344 in property and equipment, net of accumulated depreciation, equaled our total assets of $91,187.  We expect that we will incur expenses related to professional fees to determine feasibility of potential uses of our property located in San Juanico, Baja California, Mexico and Bali.  As of September 30, 2010, our total liabilities were $75,934, all of which was represented by accounts payable and accrued expenses.  We had no long term liabilities, commitments or contingencies.

During 2010, we anticipate that we will continue to incur significant accounting costs associated with the audit and review of our financial statements. We also expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds through debt or equity financing to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity.

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

We had cash of $24,508 as of September 30, 2010. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed as of September 30, 2010, the date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  (Removed and Reserved).

Item 5.  Other Information.

None.

Item 6.  Exhibits.

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

International Surf Resorts, Inc., a Nevada corporation

November 12, 2010	By:	/s/ Eduardo Biancardi
Eduardo Biancardi Chief Executive Officer, Chief Financial Officer, Secretary, Director (Principal, Executive, Financial and Accounting Officer)