Form 10-K
period 2010-12-31
International Surf Resorts, Inc.
filed 2011-02-18
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

[ X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(800) 689-0930
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐Yes  ☒No

The aggregate market value of the registrant's shares of common stock held by non-affiliates of the registrant on June 30, 2010, based on $0.25 per share, the price at which the common equity was last sold, was $122,450.

As of February 16, 2011, there were 3,769,800 shares of the issuer's $.001 par value common stock issued and outstanding.

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

Employees.  As of February 16, 2011, we have no employees other than our officers. We will utilize independent contractors, consultants, and other creative personnel from time to time to assist in developing our products.  We are not a party to any employment agreements.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2010. We believe that our facilities are adequate for our needs. We do not own any real estate.

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

As of December 31, 2010, our net loss since inception was $204,335. We expect to incur operating and capital expenditures of up to $50,000 for the next year and, as a result, we expect significant net losses in the future. We will need to generate significant revenues to achieve and maintain profitability. We may not be able to generate sufficient revenues to achieve profitable operations.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Property held by us. As of the December 31, 2010, through our Mexican subsidiary, we own one hectare, which is approximately 2.5 acres of land located in San Juanico, Baja California Sur, Mexico. The property is undeveloped land located adjacent to the beach. Our parcel has 50 meters of oceanfront and a length of 243 meters. There is no mortgage or lien on the property. We are reviewing plans to study the feasibility of building surf casas, or vacation rentals, for our camps and for visiting surfers and travelers to rent from us when we are not holding our camps.  We are also assessing the feasibility of sub-dividing our parcel into smaller parcels and selling them as we believe that we can sell the smaller lots at a significant gain on our cost. We also may build on the subdivided lots and offer the surf casas for sale as a finished product. We believe the property is suitable for the uses we are contemplating, although there is currently no electricity or water at the property. We are currently assessing the estimated cost of any proposed program for the renovation, improvement or development of the property. We will need to obtain financing to develop the property. We do not have any insurance for the property. We do not presently own any other interests in real estate.

Our Facilities.  Our offices are located at 1097 Country Coach Dr., Suite 705, Henderson, Nevada 89002. Our office space is provided to us by one of our directors at no charge.  We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations.  We recorded total rent expense of $1,800 for the years ended December 31, 2010 and 2009. We believe that our facilities are adequate for our needs. We do not own any real estate.

Item 3. Legal Proceedings.

There are no legal actions pending against us nor are any legal actions contemplated by us at this time.

Item 4. Submission of Matters to Vote of Security Holders.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information.  In January 2008, our common stock became eligible for quotation on the Over-the-Counter Bulletin Board under the symbol “ISFR”. As of February 16, 2011, no shares of our common stock have traded since July 7, 2009 at $1.05 per share.

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

We had 3,769,800 shares of common stock issued and outstanding as of February 16, 2011.

As of February 16, 2011, there were 41 record holders of our common stock.

There are no outstanding shares of our common stock which can be sold pursuant to Rule 144. There are no outstanding options or warrants to purchase, or securities convertible into, shares of our common stock. We registered for sale 489,800 shares of common stock held by our shareholders in our registration Statement on Form SB-2, which was declared effective by the SEC on October 4, 2007. We filed a Post-Effective Amendment No. 1 to Form SB-2 on Form S-1 on July 14, 2010, which was declared effective by the Securities and Exchange Commission on August 5, 2010.

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

Use of Proceeds of Registered Securities. There were no sales or proceeds during the calendar year ended December 31, 2010, for the sale of registered securities.

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

Critical Accounting Policies and Estimates. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations section discusses our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to revenue recognition, accrued expenses, financing operations, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The most significant accounting estimates inherent in the preparation of our financial statements include estimates as to the appropriate carrying value of certain assets and liabilities which are not readily apparent from other sources. These accounting policies are described at relevant sections in this discussion and analysis and in the notes to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2010.

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statements for the year ended December 31, 2010.

For the year ended December 31, 2010 as compared to the year ended December 31, 2009.

Results of Operations.

Revenues.  We had no revenue for the years ended December 31, 2010 and 2009.

Operating Expenses and Net Loss. We had total operating expenses of $49,493 for the year ended December 31, 2010, as compared to total operating expenses of $42,848 for the year ended December 31, 2009. The increase in total operating expenses between the comparable periods is primarily due to increases in our legal and professional fees.  Specifically, legal and professional fees increased from $34,142 for the year ended December 31, 2009, to $42,980 for the year ended December 31, 2010.

Net Loss. For the year ended December 31, 2010, our net loss was $48,748, as compared to a net loss of $41,370 for the year ended December 31, 2009. The increase in the net loss was due to an increase in legal and professional fees for the year ended December 31, 2010.  We expect to continue to incur net losses for the foreseeable future.

Liquidity and Capital Resources. We had cash of $22,778 as of December 31, 2010, as compared to cash of $43,055 as of December 31, 2009. We had no prepaid expenses as of December 31, 2010, for total current assets of $22,778 as of that date.   In June 2007, we raised $132,450 in a private placement in exchange for 529,800 shares of our common stock. We have used a small portion of those proceeds for the audit and review of our financial statements. In March 2007, we issued 240,000 shares of our common stock to repay certain loans in the amount of $60,000.  As of December 31, 2010, our investment in real property was $61,335; after property and equipment of $5,260 net of accumulated depreciation, our total assets as of December 31, 2010 were $89,373.  We expect that we will incur expense related to our president traveling to the property located in San Juanico, Baja California, Mexico, as well as professional fees to determine feasibility of potential uses of that property. As of December 31, 2010, our total liabilities were $82,443, all of which was represented by accounts payable.

During 2011, we anticipate that we will incur significant accounting costs associated with the audit and review of our financial statements. We expect that the legal and accounting costs of being a public company will continue to impact our liquidity and we may need to obtain funds to pay those expenses. Other than the anticipated increases in legal and accounting costs due to the reporting requirements of being a reporting company and those anticipated costs related to our real property as specified above, we are not aware of any other known trends, events or uncertainties, which may affect our future liquidity. We had no long term liabilities, commitments or contingencies.

In September 2007, we filed a Registration Statement on Form SB-2 for the registration of 489,800 shares of our outstanding common stock.  On October 4, 2007, our registration statement was declared effective by the Securities and Exchange Commission.  The purpose of the SB-2 was to register shares of common stock held by our existing shareholders.  On July 14, 2010, we filed a Post-Effective Amendment No. 1 to Form SB-2 on Form S-1, which was declared effective by the Securities and Exchange Commission on August 5, 2010.

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

To date, we have experienced significant difficulties in raising additional capital.  We believe our inability to raise significant additional capital through debt or equity financings is due to various factors beyond our control. We had hoped to expand our operations during the last six months. However, our ability to commence and expand operations has been negatively affected by our inability to raise significant capital and our inability to generate significant revenues.

We had cash of $22,778 as of December 31, 2010. In the opinion of management, available funds will satisfy our working capital requirements for the next twelve months. Our forecast for the period for which our financial resources will be adequate to support our operations involves risks and uncertainties and actual results could fail as a result of a number of factors.  In the event that we experience a shortfall in our capital, we intend to pursue capital through public or private financing as well as borrowings and other sources, such as our officers, director and principal shareholders. We cannot guaranty that additional funding will be available on favorable terms, if at all. If adequate funds are not available, we hope that our officers, director and principal shareholders will contribute funds to pay for our expenses to achieve our objectives over the next twelve months. However, our officers, director and principal shareholders are not committed to contribute funds to pay for our expenses.

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

 TABLE OF CONTENTS:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders
International Surf Resorts, Inc.

We have audited the accompanying balance sheets of International Surf Resorts, Inc. (a development stage company) as of December 31, 2010 and 2009, and the related statements of operations, changes in stockholder’s equity (deficit) and cash flows for the years then ended and for the period from inception (December 4, 2006) through December 31, 2010.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Surf Resorts, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and for the period from inception (December 4, 2006) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
February 9, 2010

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009

ASSETS

	2010	2009

Current assets
Cash	$22,778	$43,055
Prepaid expenses	-	2,568

Total current assets	22,778	45,623

Property and equipment, net of
accumulated depreciation	5,260	5,596

Investment in real property	61,335	61,335

Total assets	$89,373	$112,554

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$82,443	$58,014

Total current liabilities	82,443	58,014

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized, 3,769,800 shares issued and outstanding as of December 31, 2010 and 2009	3,770	3,770
Additional paid-in capital	211,030	209,230
Deficit accumulated during the development stage	(204,335)	(155,857)

Total stockholders’ equity	10,465	57,143

Noncontrolling interest	(3,535)	(2,603)

Total liabilities and stockholders’ equity	$89,373	$112,554

See accompanying notes to consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

			Inception
			(December 4,
	Years Ended December 31,		2006) to
	2010	2009	December 31, 2010

Net revenue	$-	$-	$-

Operating expenses
Legal and professional fees	42,980	34,142	170,360
Dues and fees	260	1,437	10,530
Rent	3,800	4,600	12,150
Organization costs	-	-	2,140
General and administrative	2,453	2,669	16,888

Total operating expenses	(49,493)	(42,848)	(212,068)

Other income (expense), net	83	244	4,198

Net loss including noncontrolling interest	(49,410)	(42,604)	(207,870)

Less: Net loss attributable to noncontrolling interest	932	1,234	3,535

Net income (loss) attributable to ISRI	$(48,478)	$(41,370)	$(204,335)

Net income (loss) per common share – basic and diluted	$(0.01)	$(0.01)	$(0.06)

Weighted average of common shares – basic and diluted	3,769,800	3,769,800	3,672,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH DECEMBER 31, 2010

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity
Balance, December 4, 2006	-	$-	$-	$-	$-

Issuance of common stock, December 5, 2006	3,000,000	3,000	12,000	-	15,000

Additional paid-in capital in exchange for facilities provided by related party	-	-	150	-	150

Net loss attributable to ISRI	-	-	-	(2,847)	(2,847)

Balance, December 31, 2006	3,000,000	3,000	12,150	(2,847)	12,303

Notes payable conversion, May 3, 2007	240,000	240	59,760	-	60,000

Issuance of common stock, September 30, 2007	529,800	530	131,920	-	132,450

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(58,723)	(58,723)

Balance, December 31, 2007	3,769,800	3,770	205,630	(61,570)	147,830

See accompanying notes to consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM INCEPTION (DECEMBER 4, 2006)
THROUGH DECEMBER 31, 2010

	Common Stock
	Number of Shares	Amount	Additional Paid-In Capital	Deficit Accumulated During Development Stage	Total Stockholders' Equity

Additional paid-in capital in exchange for facilities provided by related party	-	$-	$1,800	$-	$1,800

Net loss attributable to ISRI	-	-	-	(52,917)	(52,917)

Balance, December 31, 2008	3,769,800	3,770	207,430	(114,487)	96,713

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(41,370)	(41,370)

Balance, December 31, 2009	3,769,800	3,770	209,230	(155,857)	57,143

Additional paid-in capital in exchange for facilities provided by related party	-	-	1,800	-	1,800

Net loss attributable to ISRI	-	-	-	(48,478)	(48,478)

Balance, December 31, 2010	3,769,800	$3,770	$211,030	$(204,335)	$$10,465

See accompanying notes to consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Years Ended December 31,		(December 4,
			2006) to
	2010	2009	December 31, 2010

Cash flows from operating activities
Net loss including noncontrolling interest	$(48,478)	$(41,370	$(204,335)
Adjustments to reconcile net loss including noncontrolling interest to net cash provided by (used in) operating activities
Additional paid-in capital in exchange for facilities provided by related party	1,800	1,800	7,350
Depreciation	336	336	952
Changes in operating assets and liabilities
Increase in prepaid expenses	2,568	(2,020	-
Increase in accounts payable and accrued expenses	24,429	16,155	82,443

Net cash used in operating activities	(19,345)	(25,099	(113,590)

Cash flows from investing activities
Purchase of fixed assets	-	(5,200	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	(932)	(1,234	(3,535)

Net cash used in investing activities	(932)	(6,434	(71,082)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds/(payments) from stockholder loans	-	-	60,000

Net cash provided by financing activities	-	-	207,450

Net (decrease) increase in cash	(20,277)	(31,533	22,778

Cash, beginning of period	43,055	74,588	-

Cash, end of period	$22,778	$43,055	$22,778

See accompanying notes to consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

			Inception
	Years Ended December 31,		(December 4,
			2006) to
	2010	2009	December 31, 2010

Supplemental disclosure of cash flow information
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-
Conversion of notes payable into common stock	$-	$-	$60,000

See accompanying notes to consolidated financial statements.

INTERNATIONAL SURF RESORTS, INC. AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010

1.	NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Organization and Nature of Operations

International Surf Resorts, Inc. (the Company) is currently a development stage company under the provisions of ASC 915, Development Stage Entities, and was incorporated under the laws of the State of Nevada on December 4, 2006.  From inception (December 4, 2006) through December 31, 2010, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

The Company is an Internet based provider of international surf resorts, camps, and guided surf tours. The Company also intends to operate a surf camp in San Juanico, Baja California Sur, Mexico on 2.5 acres of land that it owns there.

On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico.  At December 31, 2010, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

The Company has evaluated subsequent events through February 9, 2011, the date these consolidated financial statements were issued.

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

1.           NATURE OF OPERATIONS AND BASIS OF PRESENTATION (continued)

Long-Lived Assets

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of December 31, 2010, the Company did not deem any of its long-term assets to be impaired.

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

2.           GOING CONCERN

As shown in the accompanying financial statements, the Company has incurred a net operating loss of $204,335 from inception (December 4, 2006) through December 31, 2010.

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

3.           FAIR VALUE MEASUREMENTS

Determination of Fair Value

At December 31, 2010, the Company calculated the fair value of its assets and liabilities for disclosure purposes only.

3.           FAIR VALUE MEASUREMENTS (continued)

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

The Company had no other assets and liabilities measured at fair value on a recurring basis as of December 31, 2010 or 2009 within the fair value hierarchy other than its financial instruments as noted in the following paragraph.

Fair Value of Financial Instruments

Pursuant to ASC No. 825, “Financial Instruments”, the Company is required to estimate the fair value of all financial instruments included on its balance sheet.  The carrying value of cash, accounts payable and accrued expenses approximate their fair value due to the short period to maturity of these instruments.

4.           PROPERTY AND EQUIPMENT

Property and equipment at December 31, 2010 and 2009, consists of the following:

	December 31,	December 31,
	2010	2009
Computer equipment	$1,012	$1,012
Building	$5,200	$5,200
	6,212	6,212
Less accumulated depreciation	(952)	(616)
Total property and equipment	$5,260	$5,596

Depreciation expense for the years ended December 31, 2010 and 2009 amounted to $336 and $336, respectively.

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

In September 2007, the Company submitted its Registration Statement for the registration of 489,800 shares of its outstanding common stock.  On October 4, 2007, the Company’s registration statement was declared effective by the Securities and Exchange Commission.

7.           PROVISION FOR INCOME TAXES

As of December 31, 2010, the Company reported an estimated federal net operating loss carryforward of approximately $207,000 which can be used to offset future federal income tax.  The federal net operating loss carryforward expires in 2030.  Deferred tax assets resulting from the net operating losses are reduced by a valuation allowance, when, in the opinion of management, utilization is not reasonably assured.

As of December 31, 2010, the Company had the following deferred tax assets that related to its net operating losses. A 100% valuation allowance has been established; as management believes it more likely than not that the deferred tax assets will not be realized:

Federal loss carryforward (@ 34%)	$70,000
Less: valuation allowance	(70,000)
Net deferred tax asset	$-

The Company’s valuation allowance increased by approximately $32,000 during the year ended December 31, 2010.

8.           RELATED PARTY TRANSACTIONS

From the Company’s inception (December 4, 2006) through December 31, 2010, the Company utilized office space of a director of the Company at no charge.  The Company treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations.  The Company recorded total rent expense of $1,800 for each of the years ended December 31, 2010 and 2009.

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

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission and (ii) accumulated and communicated to our principal executive and principal financial officers to allow timely decisions regarding required disclosure. Based upon their evaluation of those controls and procedures performed as of December 31, 2010, the date of this report, our chief executive officer and the chief financial officer concluded that our disclosure controls and procedures were effective.

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

Our Chief Executive Officer and our Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.   In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control — Integrated Framework.

Based on our assessment, our Chief Executive Officer and our Chief Financial Officer believe that, as of December 31, 2010, our internal control over financial reporting is not effective based on those criteria, due to the following:

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

The following table sets forth information regarding our executive officer and directors.

Name	Age	Position
Eduardo Biancardi	42	President, Secretary, Chief Financial Officer and Director
Timothy Neely	37	Chief Operating Officer
Santana Martinez	37	Director

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

Timothy Neely.  Mr. Neely has been our Chief Operating Officer since June 2010.  Over the last four years, Mr. Neely has spent significant time in San Juanico, which is where the Registrant’s property is located in Baja California, Mexico. In addition, Mr. Neely has assisted in the development of another property in San Juanico and maintains relationships with many of the local contractors. Mr. Neely is also fluent in Spanish. Mr. Neely earned a Bachelor of Arts in Communications from California State University, Fullerton in 1998. For the past sixteen years, Mr. Neely has worked as a paid fireman and currently is a Fire Captain for the Rincon Fire Department in San Diego County. Mr. Neely is not an officer or a director of any other reporting company.

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

Item 11. Executive Compensation

Summary Compensation Table.  The table set forth below summarizes the annual and long-term compensation for services in all capacities to us payable to our principal executive officer and our only other executive officer during the years ending December 31, 2010 and 2009.

Name and Principal Position	Year Ended	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Eduardo Biancardi President, Secretary, CFO	2010	0	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0	0
Timothy Neely, Chief Operating Officer	2010	0	0	0	0	0	0	0	0

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

Long-Term Incentive Plans. As of December 31, 2010, we had no group life, health, hospitalization, or medical reimbursement or relocation plans in effect. Further, we had no pension plans or plans or agreements which provide compensation on the event of termination of employment or change in control of us.

Employment Contracts and Termination of Employment. We do not anticipate that we will enter into any employment contracts with any of our employees. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation or retirement).

Outstanding Equity Awards at Fiscal Year-end. As of the year ended December 31, 2010, the following named executive officer had the following unexercised options, stock that has not vested, and equity incentive plan awards:

Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options # Exercisable	# Un-exercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock Not Vested	Market Value of Shares or Units Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights Not Nested	Value of Unearned Shares, Units or Other Rights Not Vested
Eduardo Biancardi President, Secretary, CFO	0	0	0	0	0	0	0	0	0
Timothy Neely, Chief Operating Officer	0	0	0	0	0	0	0	0	0

Director Compensation. Our directors received the following compensation for their service as directors during the fiscal year ended December 31, 2010:

Name	Fees Earned or Paid in Cash	Stock Awards $	Option Awards $	Non-Equity Incentive Plan Compensation $	Non-Qualified Deferred Compensation Earnings $	All Other Compensation $	Total $
Eduardo Biancardi	0	0	0	0	0	0	0
Santana Martinez	0	0	0	0	0	0	0

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of February 16, 2011, by each person or entity known by us to be the beneficial owner of more than 5% of the outstanding shares of common stock, each of our directors and named executive officers, and all of our directors and executive officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Common Stock	Eduardo Biancardi 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	40,000 shares, President, Secretary, CFO and director	1.06%
Common Stock	Timothy Neely 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	100,000 shares, Chief Operating Officer	2.65%
Common Stock	Santana Martinez 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	3,140,000 shares (1), director	83.30%
Common Stock	ISR Investments LLC (2) 1097 Country Coach Dr., Suite 705 Henderson, Nevada 89002	3,140,000 shares	83.30%
Common Stock	All directors and named executive officers as a group	3,280,000 shares	87.01%
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

Santana Martinez, one of our directors, provides office space to us at no charge. Our financial statements will reflect, as occupancy costs, the fair market value of that space, which is approximately $150 per month. We treat the usage of the office space as additional paid-in capital and charge the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2010 and total rent expense of $1,800 for the year ended December 31, 2009.

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

Item 14. Principal Accountant Fees and Services.

Audit Fees. The aggregate fees billed in each of the fiscal years ended December 31, 2010 and 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and quarterly review of the financial statements included in our Form 10-K or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $9,500 and $18,043, respectively.

Audit-Related Fees. For the fiscal year ended December 31, 2010 and 2009, there were fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees.” For the fiscal year ended December 31, 2010, we were billed a total of $3,250 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements. For the fiscal year ended December 31, 2009, we were billed a total of $2,000 by a separate accountant for consulting services in preparation for the annual audit and quarterly reviews of the financial statements.

Tax Fees. For the fiscal years ended December 31, 2010 and December 31, 2009, our accountants rendered services for tax compliance, tax advice, and tax planning work for which we paid $500 and $500, respectively.

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

International Surf Resorts, Inc. a Nevada corporation

February 18, 2011	By:	/s/ Eduardo Biancardi
Eduardo Biancardi
	Its:	President, Secretary, Treasurer and a director
(Principal Executive, Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/s/ Eduardo Biancardi	February 18, 2011
Eduardo Biancardi
Its:	President, Secretary, Treasurer and a director (Principal Executive Officer and Principal Financial and Accounting Officer

By:	/s/ Santana Martinez	February 18, 2011
Santana Martinez
Its:	director