Form 10-Q
period 2011-03-31
BIOZONE PHARMACEUTICALS, INC.
filed 2011-05-23
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from _________________ to _________________

Commission File No.: 333-146182

Biozone Pharmaceuticals, Inc.
(Exact name of registrant as specified in its charter)

Nevada	20-5978559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4400 Biscayne Blvd
Suite 850
Miami, FL 33137
(Address of principal executive offices)

Issuer’s telephone number:   (800) 689-0930

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☒   No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes   ☐    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
☐
Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☒   No   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 20, 2011, there were 45,422,000 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

 Quarterly Report on Form 10-Q for the

Quarterly Period Ended March 31, 2011

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Biozone Pharmaceuticals, Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(UNAUDITED)

ASSETS

	March 31, 2011 (Unaudited)	December 31, 2010

Current Assets
Cash	$2,122,414	$22,778

Total current assets	2,122,414	22,778

Property and equipment, net of
accumulated depreciation	5,176	5,260

Investment in real property	61,335	61,335

Deferred financing costs, net of
accumulated amortization	147,926	-

Total assets	$2,336,851	$89,373

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$82,443	$82,443
Convertible Note payable	2,250,000	$-
Accrued interest	1,849	$-

Total current liabilities	2,334,292	82,443

Stockholders' equity
Common stock, $.001 par value: 100,000,000 shares
authorized, 37,698,000 shares issued and outstanding
as of March 31, 2011 and December 31, 2010, respectively	37,698	37,698
Additional paid-in capital	177,102	177,102
Deficit accumulated during the development stage	(208,706)	(204,335)

Total stockholders' equity	6,094	10,465

Noncontrolling interest	(3,535)	(3,535)

Total liabilities and stockholders' equity	$2,336,851	$89,373

The accompanying notes are an integral part of these consolidated financial statements.

Biozone Pharmaceuticals. Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Operations
(UNAUDITED)

	Three Months Ended March 31,
	2011	2010	Inception (December 4, 2006) to March 31, 2011

Net Revenue	$-	$-	$-

Operating expenses

Legal and professional fees		1,322	170,360
Dues and fees			10,530
Rent		1,650	12,150
Organization Costs			2,140
General and administrative	2,522	662	19,410

Total operating expenses	(2,522)	(3,634)	(214,590)

Other (expense) income	(1,849)	35	2,349

Net loss including noncontrolling interest	(4,371)	(3,599)	(212,241)

Less: Net loss attributable to noncontrolling interest	-	236	3,535

Net loss attributable to Biozone Pharma	$(4,371)	$(3,363)	$(208,706)

Net loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average of common shares - basic and diluted	37,698,000	37,698,000

The accompanying notes are an integral part of these consolidated financial statements.

Biozone Pharmaceuticals. Inc. and Subsidiary
(A Development Stage Company)
Consolidated Statements of Cash Flows
(UNAUDITED)
	Three Months Ended
	March 31,
	2011	2010	Inception (December 4, 2006) to March 31, 2011

Cash flows from operating activities
Net loss including noncontrolling interest	$(4,371)	$(3,363)	$(208,706)
Adjustments to reconcile net loss including noncontrolling interest to net cash used in operating activities
Additional paid-in capital in exchange for facilities provided by related
party		450	7,350
Depreciation	84	84	1,036
Amortization of deferred financing costs	2,438		2,438
Accrued interest	1,849		1,849
Changes in operating assets and liabilities
Decrease (increase) in prepaid expenses		1,200
Decrease (increase) in accounts payable and accrued expenses		(4,704)	82,443

Net cash used in operating activities	-	(6,333)	(113,590)

Cash flows from investing activities
Purchase of fixed assets	-	-	(6,212)
Investment in real property	-	-	(61,335)
Noncontrolling interest in subsidiary	-	(236)	(3,535)

Net cash used in investing activities		(236)	(71,082)

Cash flows from financing activities
Proceeds from issuance of common stock	-	-	147,450
Net proceeds from stockholder loans	-	-	60,000
Proceeds from convertible prommissory note	2,250,000	-	2,250,000
Payment of financing costs	(150,364)	-	(150,364)

Net cash provided by financing activities	2,099,636	-	2,307,086

Net increase (decrease) in cash	2,099,636	(6,569)	2,122,414

Cash, beginning of period	22,778	43,055

Cash, end of period	$2,122,414	$36,486	$2,122,414
			(0)

Supplemental disclosure of cash flow information

Income taxes paid	$-	$-	$-

Interest paid	$-	$-	$-

Conversion of notes payable to common stock	$-	$-	$60,000

The accompanying notes are an integral part of these consolidated financial statements.

Biozone Pharmaceuticals. Inc.
Notes To Condensed Consolidated Financial Statements
March 31, 2011
(Unaudited)

NOTE 1 - Business

Biozone Pharmaceuticals, Inc. (formerly, International Surf resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006 to operate as an internet-based provider of international surf resorts, camps and guided surf tours.  The Company proposed to engage in the business of vacation real estate and rentals related to its surf business and it owns the website isurfresorts.com.  On February 19, 2007, the Company formed ISR de Mexico, a Mexican corporation, for the purpose of acquiring real estate in Mexico. At December 31, 2010, the Company owned 55% of ISR de Mexico.  The remaining 45% interest is owned by related parties.

During February 2011, the Company began to explore alternatives to its original business plan.  On February 22, 2011, the prior officers and directors resigned from their positions and the Company appointed a new President and Director, who also serves as principal accounting officer and treasurer and began to pursue opportunities in medical and pharmaceutical technologies and products. On March 1, 2011, the Company changed its name to Biozone Pharmaceuticals, Inc.

Since March 2011, the Company has been engaged primarily in seeking opportunities related to its intention to engage in medical and pharmaceutical businesses. On May 16, 2011, the Company acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. (formerly, Center Pharmaceuticals, Inc.)(“Aero”) pursuant to an Asset Purchase Agreement dated as of that date (Note 7).  Aero manufactures markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals (“Baker Cummins”).

On March 1, 2011, the Company’s Board of Directors authorized a ten-for-one forward split of our outstanding common stock in the form of a dividend, whereby an additional nine shares of common stock, par value $0.001 per share, will be issued for each one share of common stock outstanding on March 11, 2011.  The payment date of the dividend was March 14, 2011.

NOTE 2 - Liquidity and Financial Condition

Since our inception in 2006, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. We incurred a net loss of $4,371for the three months ended March 31, 2011. As of March 31, 2011, we had cash and cash equivalents of $2,122,414 and working capital of $(211,877).

On March 29, 2011, the Company sold $2,250,000 of 10% secured convertible bridge notes (the “Bridge Notes”) due on September 29, 2011.

Based on our business plan, which primarily contemplates the issuance of stock to purchase medical and pharmaceutical technologies and products that generate positive cash flow, we believe that our currently available cash, which includes funds we expect to generate from the Baker Cummins operations, will enable us to operate our business through at least March 31, 2012. However, we will require additional capital in order to execute the longer term aspects of our business plan.  If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities or suspending the pursuit of our business plan. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

NOTE 3 - Summary of Significant Accounting Policies

Basis of Presentation.

The condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of March 31, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three months ended March 31, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and related notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. The Company’s accounting policies are described in the Notes to Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended December 31, 2010, and updated, as necessary, in this Quarterly Report on Form 10-Q.

The Company is currently a development stage company under the provisions of ASC 915, Development Stage Entities. From inception (December 4, 2006) through December 31, 2010, the Company has produced no revenues and will continue to report as a development stage company until significant revenues are produced.

Use of Estimates.

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include valuing equity securities and derivative financial instruments issued in financing transactions and share based payment arrangements, determining the fair value of common stock, the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash and Cash Equivalents.

We consider all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Fair Value Measurements

We adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”, which  defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short and long term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

    Level 1 — quoted prices in active markets for identical assets or liabilities

    Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

    Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Loss per Share

Basic earnings per common share are computed using the weighted-average number of common shares outstanding during the year. Diluted earnings per common share are computed using the weighted-average number of common shares outstanding during the year plus the incremental shares outstanding assuming the exercise of dilutive stock options, restricted stock and convertible instruments. As described in Notes 5 and 6, at March 31, 2011, the Company had outstanding $2,250,000 of convertible notes and a number of warrants to be determined upon the occurrence of certain specified events.  These notes and warrants have been excluded in computing diluted earnings per common share because the Company incurred a net loss during the three month period ended March 31, 2011 and inclusion of the Warrants and notes would reduce the net loss per diluted earnings per common share.

NOTE 4 – Income Taxes

We use the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

The Company has approximately $207,000 net operating loss carryforwards available to reduce future taxable income, which begin to expire in 2030.  In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

NOTE 5 – Notes Payable

Bridge Notes

On March 29, 2011, the Company sold 10% secured convertible promissory notes in the amount of $2,250,000, (the “Bridge Notes”) and warrants (the “Warrants”) to purchase certain securities of the Company in the Target Transaction Financing (as defined below), pursuant to a Securities Purchase Agreement entered into on February 22, 2011 (the “Securities Purchase Agreement”) with certain signatories thereto (the “Private Placement”).  The Notes and Warrants were issued to accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated by the Securities and Exchange Commission thereunder.

As set forth in the Securities Purchase Agreement, the Company intends to consummate a transaction pursuant to which it will acquire one or more businesses or companies (the “Target Transaction”) and use its best efforts to obtain certain financing in connection with closing the Target Transaction (the “Target Transaction Financing”) within 120 days of the closing of the Private Placement

The Bridge Notes mature on the earlier of September 29, 2011 or the closing date of the Target Transaction Financing (such earlier date, the “Maturity Date”).  The entire principal amount and any accrued and unpaid interest is due and payable in cash on the Maturity Date.

The principal and interest may not be prepaid except in connection with the consummation of the Target Transaction Financing, in which case the holder may elect either to (i) convert all of the principal and accrued and unpaid interest then outstanding into the securities offered in the Target Transaction Financing at a price per share or unit, as the case may be, equal to 80% of the price at which such securities are sold or (ii) require the Company to repay the principal amount then outstanding and any accrued and unpaid interest in cash.  In the event that the Bridge Notes are not prepaid or converted prior to September 29, 2011, the Company is obligated to pay to the holders (in the aggregate) a penalty fee equal to: (i) the principal amount of the Bridge Notes divided by (ii) $2,000,000 and multiplied by (iii) $100,000. In addition, in the event that the Target Transaction has not closed on or prior to September 29, 2011, the Company is obligated to repay to the holders 150% of any portion of the principal amount then outstanding plus all accrued and unpaid interest thereon.

We recorded the liability for the Bridge Notes at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has not occurred as of March 31, 2011.

NOTE 6 – Warrants

On March 29, 2011, the Company issued warrants to purchase certain securities of the Company in the Target Transaction Financing (Note 5).  The Warrants are immediately exercisable and expire five years after the date of issue.  The Warrant has an initial exercise price of 120% of the price of the securities sold in the Target Transaction Financing (the “Financing Share Price”).  The Warrant entitles the holder to purchase the number of shares of Common Stock and/or other securities, including units of securities, sold in the Target Transaction equal to the Warrant Coverage (as defined herein) (a) multiplied by the principal amount of the Note (the “Purchase Price”) and (b) divided by the Financing Share Price.  “Warrant Coverage” means (i) 50% if closed on or prior to 120 days, (ii) 75% if closed after 120 days but before 150 days and (iii) 100%, if closed after 150 days after the closing of the Private Placement.  The Warrant is exercisable in cash or by way of a “cashless exercise” during any period that a registration statement covering the shares of Common Stock and/or other securities issuable upon exercise of the Warrant, or an exemption from registration, is not available.  The exercise price of the Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing of the Private Placement.  This adjustment provides that, in the event that the Company issues certain securities at a price lower than the then applicable exercise price, the exercise price of the Warrant will be immediately reduced to equal the price at which the Company issued the securities.

We have not recorded any liability for the Warrants because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has not occurred as of March 31, 2011.

NOTE 7. Subsequent Events

On May 16, 2011, we acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. (formerly, Center Pharmaceuticals, Inc.; “Aero”) pursuant to an Asset Purchase Agreement dated as of May 16, 2011. Aero manufactures markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals.

We issued 7,724,000 shares of our restricted common stock to Aero and assumed Aero’s liabilities in connection with the acquisition. Also, we agreed to issue additional shares to Aero on the basis of one share for (A) each dollar of current assets transferred to us at the closing, as set forth on the closing date balance sheet of Aero, to be delivered following the closing, and (B) each dollar of costs incurred by Aero for liquidation, certain income taxes and perfected or settled dissenters’ rights of appraisal, up to a maximum of an additional 7,500,000 shares.

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

The forward-looking events discussed in this quarterly report, the documents to which we refer you and other statements made from time to time by us or our representatives, may not occur, and actual events and results may differ materially and are subject to risks, uncertainties and assumptions about us.  For these statements, we claim the protection of the “bespeaks caution” doctrine.  All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

General

The following discussion and analysis is provided to increase the understanding of, and should be read in conjunction with, our unaudited condensed consolidated financial statements and related notes included elsewhere in this Report.  Historical results and percentage relationships among any amounts in these financial statements are not necessarily indicative of trends in operating results for any future period. This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements, which are not historical facts contained in this Report, including this Management’s discussion and analysis of financial condition and results of operation, and notes to our unaudited condensed consolidated financial statements, particularly those that utilize terminology such as “may” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements. Such statements are based on currently available operating, financial and competitive information, and are subject to various risks and uncertainties. Future events and our actual results may differ materially from the results reflected in these forward-looking statements. Factors that might cause such a difference include, but are not limited to, dependence on existing and future key strategic and strategic end-user customers, limited ability to establish new strategic relationships, ability to sustain and manage growth, variability of operating results, our expansion and development of new service lines, marketing and other business development initiatives, the commencement of new engagements, competition in the industry, general economic conditions, dependence on key personnel, the ability to attract, hire and retain personnel who possess the technical skills and experience necessary to meet the service requirements of our clients, the potential liability with respect to actions taken by our existing and past employees, risks associated with international sales, and other risks described herein and in our other filings with the Securities and Exchange Commission.

The safe harbor for forward-looking statements provided by Section 21E of the Securities Exchange Act of 1934 excludes issuers of “penny stock” (as defined under Rule 3a51-1 of the Securities Exchange Act of 1934). Our common stock currently falls within that definition.

All forward-looking statements in this document are based on information currently available to us as of the date of this report, and we assume no obligation to update any forward-looking statements.  Forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements.

Overview

Biozone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006 to operate as an internet-based provider of international surf resorts, camps and guided surf tours.  The Company proposed to engage in the business of vacation real estate and rentals related to its surf business and it owns the website isurfresorts.com.  During late February 2011, the Company began to explore alternatives to its original business plan.  On February 22, 2011, the prior officers and directors resigned from their positions and the Company appointed a new President and Director, who also serves as principal accounting officer and treasurer and began to pursue opportunities in medical and pharmaceutical technologies and products. On March 1, 2011, the Company changed its name to Biozone Pharmaceuticals, Inc.

Since March 2011, the Company has been engaged primarily in seeking opportunities related to its intention to engage in medical and pharmaceutical businesses. On May 16, 2011, the Company acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. (formerly, Center Pharmaceuticals, Inc.)(“Aero”) pursuant to an Asset Purchase Agreement dated as of that date.  Aero manufactures markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals (“Baker Cummins”). For further details, see our Current Report on Form 8-K, filed on May 19, 2011.

Results of Operations

Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010:

Revenues.  We had no revenue for the three months ended March 31, 2011 and 2010.

Operating Expenses and Net Loss. We had total operating expenses of $2,522 for the three months ended March 31, 2011, as compared to total operating expenses of $3,634 for the three months ended March 31, 2010. This decrease results from the overall decrease in operations.

Net Loss. For the three months ended March 31, 2011 our net loss was $4,371, as compared to a net loss of $3,363 for the three months ended March  31, 2010. The increase in the net loss was due to an increase in general and administrative expenses representing certain costs incurred in refocusing the Company’s business operations.

Liquidity and Capital Resources

Since our inception in 2006, we have generated losses from operations and we anticipate that we will continue to generate losses from operations for the foreseeable future. We incurred a net loss of $4,371for the three months ended March 31, 2011. As of March 31, 2011, we had cash and cash equivalents of $2,122,414 and working capital of $(211,877).

On March 29, 2011, the Company sold $2,250,000 of 10% secured convertible bridge notes (the “Bridge Notes”) due on September 29, 2011.

Based on our business plan, which primarily contemplates the issuance of stock to purchase medical and pharmaceutical technologies and products that generate positive cash flow, we believe that our currently available cash, which includes funds we expect to generate from the Baker Cummins operations, will enable us to operate our business through at least March 31, 2012. However, we will require additional capital in order to execute the longer term aspects of our business plan.  If we are unable to raise additional capital or encounter unforeseen circumstances that place constraints on our capital resources, we will be required to take various measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing our business development activities or suspending the pursuit of our business plan. We cannot provide any assurance that we will raise additional capital. We have not secured any commitments for new financing at this time, nor can we provide any assurance that new financing will be available to us on acceptable terms, if at all.

Off –Balance Sheet Arrangements

As of March 31, 2011, we had no material off-balance sheet arrangements other than operating leases.

Contractual Obligations

The Company has no material contractual obligations.

Critical Accounting Policies and Estimates

There have been no material changes in our critical accounting policies and estimates from those disclosed in our 2010 Annual Report on Form 10-K, as amended. For a discussion of our critical accounting policies and estimates, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” in Part II, Item 7 of our 2010 Annual Report on Form 10-K.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide the information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive and financial officers, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management, under the supervision and with the participation of our Chief Executive Officer, who is also our principal financial and principal accounting officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended March 31, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2011, we issued 7,724,000 shares of our restricted common stock in connection with the acquisition of substantially all of the assets and assumption of all of the liabilities of Aero pursuant to an Asset Purchase Agreement dated as of May 16, 2011.  Additionally, we agreed to issue additional shares to Aero on the basis of one share for (A) each dollar of current assets transferred to us at the closing, as set forth on the closing date balance sheet of Aero, to be delivered following the closing, and (B) each dollar of costs incurred by Aero for liquidation, certain income taxes and perfected or settled dissenters’ rights of appraisal, up to a maximum of an additional 7,500,000 shares.

This transaction did not involve any underwriters, underwriting discounts or commissions or any public offering and we believe was exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1	Certification by Chief Executive Officer pursuant to Section 302 of Sarbanes Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biozone Pharmaceuticals

Dated: May 23, 2011	By:	/s/ Roberto Prego-Novo
Roberto Prego-Novo Chief Executive Officer (Principal Executive Officer and Principal Financial and Accounting Officer)