Form 10-Q
period 2011-06-30
BIOZONE PHARMACEUTICALS, INC.
filed 2011-08-22
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

550 Sylvan Avenue
Suite 101
Englewood Cliffs, NJ 07632
(Address of principal executive offices)

Issuer’s telephone number:   (201) 608-5101

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 22, 2011, there were 67,529,396 shares of our common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

 Quarterly Report on Form 10-Q for the

Six months ended June 30, 2011

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS

Current assets:
Cash and cash equivalents	$1,839,685	$251,475
Account receivable net of allowance for doubtful accounts
$147,212 and $118,356, respectively	1,671,362	1,397,414
Inventories	2,838,159	2,503,598
Prepaid expenses and other current assets	94,382	43,282
Total current assets	6,443,588	4,195,769

Property and equipment, net	3,139,251	3,262,133
Non-marketable investment	61,335	61,335
Deferred financing costs, net	176,671	35,363
Goodwill	1,299,309	-
	4,676,566	3,358,831

Total Assets	$11,120,154	$7,554,600

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:

Note payable - bank	2,154,121	2,258,184
Accounts payable	1,435,491	963,853
Accrued expenses and other current liabilities	296,825	129,477
Notes payable - shareholder	1,100,185	1,102,926
Convertible note payable	2,250,000	-
Deferred income tax	69,018	69,018
Current portion of long term debt	236,892	277,299
Total current liabilities	7,542,532	4,800,757

Long Term Debt	3,211,366	3,275,978

Shareholders' equity
Common stock, $.001 par value, 100,000,000 shares authorized, 67,029,396 and
37,698,000 shares issued and outstanding at Jun 30, 2011 and 2010, respectively	67,029	37,698
Additional paid-in capital	2,331,771	361,102
Accumulated deficit	(2,032,544)	(920,935)

Total shareholders' equity	366,256	(522,135)

Total liabilities and shareholders' equity	$11,120,154	$7,554,600

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE (LOSS)
(Unaudited)

	Three Months Ended Jun 30,		Six Months Ended Jun 30,
	2011	2010	2011	2010

Sales	$2,570,936	$3,142,405	$5,007,315	$6,618,001

Cost of sales	(1,308,278)	(1,496,158)	(2,523,364)	(3,155,186)

Gross profit	1,262,658	1,646,247	2,483,951	3,462,815

Operating Expenses:
General and adminstrative expenses	1,583,738	1,328,220	3,091,559	2,776,756
Depreciation expense	85,244	80,861	166,650	161,606
Research and development expenses	53,392	44,175	115,156	94,660
Total Operating Expenses	1,722,374	1,453,256	3,373,365	3,033,022

Income (Loss) from operations	(459,716)	192,991	(889,414)	429,793

Interest expense	(108,686)	(94,490)	(222,195)	(199,727)

Income (Loss) before provision for income taxes	(568,402)	98,501	(1,111,609)	230,066

Provision for income taxes		(40,000)		(92,000)

Net income (loss) including noncontrolling interest	(568,402)	58,501	(1,111,609)	138,066

Less: Net (loss) attributable to noncontrolling interest		(460)		(696)

Net income (loss) attributable to Biozone	$(568,402)	$58,961	$(1,111,609)	$138,762

Income (Loss) per common share	$(0.01)	$0.002	$(0.03)	$0.004

Basic and diluted weighted average common share outstanding	41,388,416	37,698,000	39,543,208	37,698,000

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended Jun 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(1,111,609)	$138,762
Adjustments to reconcile net income (loss) to net cash
used in operating activities:

Bad debt expense	16,000	16,500
Depreciation and Amortization	166,650	161,606
Changes in assets and liabilities:
Account receivable-trade	(267,038)	(1,296,038)
Inventories	(242,218)	(535,296)
Prepaid expenses and other current assets	(51,085)	26,223
Trade note receivable		29,748
Accounts payable	471,054	816,232
Accrued expenses and other current liabilities	167,973	169,747
Net cash used in operating activities	(850,273)	(472,516)

Cash flows from investing activities
Purchase of property and equipment	(9,376)	(52,558)
Cash acquired on business combination	585,720	-
Net cash provided by (used in) investing activities	576,344	(52,558)

Cash flows from financing activities
Payment of deferred financing costs	(150,364)
Repayments to short-term loan	(97,384)	(116,493)
Proceeds from convertible debt	2,250,000
Repayments of long term debt	(137,371)	(102,329)
Advance from (payment to) shareholder	(2,742)	367,444
Net cash provided by financing activities	1,862,139	148,622

Net increase (decrease) in cash and cash equivalents	1,588,210	(376,452)

Cash and cash equivalents, beginning of period	251,475	630,462

Cash and cash equivalents, end of period	$1,839,685	$254,010

Supplemental disclosures of cash flow information:

Interest paid	$218,497	$199,727

Income taxes paid	$-	$15,031

See accompanying notes to consolidated financial statements

Biozone Pharmaceuticals. Inc.
(Formerly Known as International Surf Resorts, Inc.)
Notes To Consolidated Financial Statements
June 30, 2011
(Unaudited)

NOTE 1 – Business

Biozone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006 to operate as an internet-based provider of international surf resorts, camps and guided surf tours.  On March 1, 2011, we changed our name from International Surf Resorts, Inc.to Biozone Pharmaceuticals, Inc.

On May 16, 2011, we acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. ( “Aero”) pursuant to an Asset Purchase Agreement dated as of that date.  Aero manufactures markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals (see Note 3).

On June 30, 2011, we acquired: (i) 100% of the outstanding common stock of BioZone Laboratories, Inc. (“BioZone Labs”) in exchange for 19,266,055 shares of our common stock; (ii) 100% of the outstanding membership interests of Equalan, LLC (“Equalan”) and Equachem, LLC (“Equachem”) in exchange for 1,027,523 and 385,321 shares of our common stock, respectively; and (iii) 45% of the outstanding membership interests of BetaZone, LLC (“BetaZone”) in exchange for 321,101 shares of our common stock. The acquired entities shared substantially common ownership prior to the foregoing acquisition. (We refer to BioZone Labs, Equalan, Equachem and BetaZone, collectively as the “BioZone Lab Group”).

BioZone Labs was incorporated under the laws of the State of California in 1991. Equalan was formed as a limited liability company under the laws of the State of California on January 2, 2007. Equachem was formed as a limited liability company under the laws of the State of California on March 12, 2007 under the name Chemdyn, LLC and changed its name to Equachem, LLC on July 25, 2007. BetaZone was formed as a Florida limited liability company on November 7, 2006.

The BioZone Lab Group has operated since inception as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. In addition, we have been developing our proprietary drug delivery technology (the “BioZone Technology”) as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

The Company accounted for the acquisition of the BioZone Lab Group as a “reverse acquisition”.  Accordingly, the Company is considered the legal acquirer and the BioZone Lab Group is considered the accounting acquirer.  The current and future financial statements will be those of the BioZone Lab Group.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our current balances of cash will not meet our working capital and capital expenditure needs for the next twelve months.  Because we are not currently generating sufficient cash to fund our operations and we have debt that is in default and notes that are due in the third fiscal quarter of 2011, we will need to rely on external financing to meet future operating, debt repayment and capital requirements.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. We are in discussions with bankers and our significant shareholders regarding financing alternatives.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of June 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three and six months ended June 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Basis of Consolidation

The consolidated financial statements include the accounts of BioZone Pharmaceuticals, Inc. and its subsidiaries, all of which are wholly owned except for BetaZone, which is 45% owned. In addition, the Company consolidates the accounts of 580 Garcia Properties, LLC, (“580 Garcia”) which owns the land and building used by BioZone Labs and is owned by one of the former owners of the BioZone Lab Group.  The Company is a guarantor of 580 Garcia’s mortgage loan payable on the property (see Note 8).

Use of Estimates.

The preparation of the financial statements in conformity with Generally Accepted Accounting Principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates. These estimates and assumptions include the collectability of accounts receivable and deferred taxes and related valuation allowances. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates at least quarterly based on these conditions and record adjustments when necessary.

Cash and Cash Equivalents.

We consider all short-term highly liquid investments with an original maturity at the date of purchase of three months or less to be cash equivalents.

Revenue Recognition

We follow the guidance of the Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. The Company operates as a contract manufacturer and produces finished goods according to customer specifications. The agreements with customers do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided. We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Accounts Receivable and Allowance for Doubtful Accounts Receivable

We have a policy of reserving for uncollectible accounts based on our best estimate of the amount of probable credit losses in our existing accounts receivable. We extend credit to our customers based on an evaluation of their financial condition and other factors. We generally do not require collateral or other security to support accounts receivable. We perform ongoing credit evaluations of our customers and maintain an allowance for potential bad debts if required.

We determine whether an allowance for doubtful accounts is required by evaluating specific accounts where information indicates the customers may have an inability to meet financial obligations. In these cases, we use assumptions and judgment, based on the best available facts and circumstances, to record a specific allowance for those customers against amounts due to reduce the receivable to the amount expected to be collected. These specific allowances are re-evaluated and adjusted as additional information is received. The amounts calculated are analyzed to determine the total amount of the allowance. We may also record a general allowance as necessary.

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts.

Inventories

Inventories are stated at the lower of cost, determined using the weighted average cost method, and net realizable value.  Net realizable value is the estimated selling price, in the ordinary course of business, less estimated costs to complete and dispose of the product.

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

 Level 1 — quoted prices in active markets for identical assets or liabilities

 Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

 Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of June 30, 2011, we had $1,589,683of balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards, however, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation. Depreciation is provided for on a straight-line basis over the useful lives of the assets. Expenditures for additions and improvements are capitalized; repairs and maintenance are expensed as incurred.

Goodwill

Goodwill represents the excess of the consideration transferred over the fair value of net assets of business purchased.  Goodwill is not being amortized but is evaluated for impairment on at least an annual basis.

Impairment of long lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

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

NOTE 3 – Acquisition

On May 16, 2011, we acquired the assets and assumed the liabilities of Aero in exchange for a total of 8,331,396 shares of our common stock valued at the estimated value of Aero at the acquisition date. We are in the process of obtaining an independent appraisal of the acquisition price of the assets, which has been estimated at $2 million. The acquisition was accounted for under the acquisition method of accounting.  Accordingly, the purchase price has been allocated to the fair values of tangible and intangible assets acquired and liabilities assumed at the acquisition date as follows:

Financial assets	$608,644
Inventory	92,343
Property and equipment	1,377
Financial liabilities	(1,673)
Total identifiable assets	$700,691
Goodwill	1,299,309
$2,000,000

The results of operations of Aero are included in the consolidated statement of operations from its date of acquisition.

NOTE 4 – Property and Equipment

A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	June 30, 2011	December 31, 2010

Vehicles	5 years	271,607	$271,607
Furniture and Fixtures	10 years	68,462	66,195
Computers	5 years	142,978	142,978
Manufacturing equipment	10 years	3,962,396	3,938,440
Lab Equipment	10 years	413,198	413,198
Leasehold improvements	19 years (remainder of lease)	1,553,910	1,545,758
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		7,363,692	7,329,317
Accumulated Depreciation		(4,224,441)	(4,067,184)
Net		$3,139,251	$3,262,133

NOTE 5 – Notes Payable -Bank

Notes Payable - Bank consists of the following:

Notes payable of BioZone Labs
Borrowings under $2 million line of credit	$1,378,155
$800,000 term loan	587,714

Notes payable of Equalan
$326,0000 term loan	188,252
$2,154,121

These obligations bear interest at an annual rate of Prime plus 0.5% payable monthly and are collateralized by a first priority lien on all of the borrower’s assets. In addition, our President and Chief Scientific Officer and our Executive Vice President, each of whom is a significant shareholder of the Company, have each personally guaranteed full repayment of these loans.

The obligations contain certain negative covenants, including a prohibition on incurring any debt outside of the normal course of business, and certain events of default, including any breach of the negative covenants, certain bankruptcy or insolvency events or a change of ownership of more than 25% of Equalan’s common stock. On August 15, 2011, the lender declared the entire unpaid principal amount and accrued interest of these loans immediately due and payable due to the acquisition of the BioZone Lab Group by the Company. The loans are classified as short term liabilities.

NOTE 6 – Convertible Notes Payable

On March 29, 2011, the Company sold 10% secured convertible promissory notes in the amount of $2,250,000, (the “Bridge Notes”) and warrants (the “Warrants”) to purchase securities of the Company in the Target Transaction Financing (as defined below), pursuant to a Securities Purchase Agreement entered into on February 28, 2011 (the “Securities Purchase Agreement” and the “Private Placement”).

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

We recorded the liability for the Bridge Notes at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has yet to take place.

NOTE 7 – Notes Payable - Shareholder

This amount is due to our Executive Vice President for advances made to BioZone Labs , bears interest at a weighted average rate of approximately 10% and is due on demand.

NOTE 8 – Long Term Debt

Notes payable of BioZone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,
payable in monthly installments of $168 to $1,589, inclusive of interest	$387,436
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	287,240
of $3,640 inclusive of interest
Other	95,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building,
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum	2,678,582
$3,448,258
Less: current portion	236,892
$3,211,366

NOTE 9 - Warrants

On March 29, 2011, the Company issued warrants to purchase securities of the Company in the Target Transaction Financing (Note 6).  The Warrants are immediately exercisable and expire five years after the date of issue.  The Warrant has an initial exercise price of 120% of the price of the securities sold in the Target Transaction Financing (the “Financing Share Price”).  The Warrant entitles the holder to purchase the number of shares of Common Stock and/or other securities, including units of securities, sold in the Target Transaction equal to the Warrant Coverage (as defined herein) (a) multiplied by the principal amount of the Note (the “Purchase Price”) and (b) divided by the Financing Share Price.  “Warrant Coverage” means (i) 50% if closed on or prior to 120 days, (ii) 75% if closed after 120 days but before 150 days and (iii) 100%, if closed after 150 days after the closing of the Private Placement.  The Warrant is exercisable in cash or by way of a “cashless exercise” during any period that a registration statement covering the shares of Common Stock and/or other securities issuable upon exercise of the Warrant, or an exemption from registration, is not available.  The exercise price of the Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing of the Private Placement.  This adjustment provides that, in the event that the Company issues certain securities at a price lower than the then applicable exercise price, the exercise price of the Warrant will be immediately reduced to equal the price at which the Company issued the securities.

We have not recorded any amounts in the financial statements for the Warrants because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has yet to take place.

NOTE 10 – Income Taxes

The Company has not recorded any income tax benefit from net operating loss carryforwards through June 30, 2011 due to the limitation under Internal Revenue Code section 382 that reduces utilizable losses following a greater than 50% ownership change as determined under regulations.

NOTE 11 - Contingencies

Employment Agreements

On June 30, 2011, the Company entered into three year employment agreements with Brian Keller, Daniel Fisher and Christian Oertle to serve as the Company's President and Chief Scientific Officer, Executive Vice President and Chief Operating Officer, respectively, two of which provide for annual salaries of $200,000 each and one that provides for an annual salary of $150,000.  Pursuant to the terms of the agreements, each of these Officers is eligible to participate in the Company’s long term incentive compensation programs and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board, subject to certain claw back rights. The agreements provide for payments of six months’ severance in the event of early termination (other than for cause).

Leases

The Company is committed under operating leases for its various properties, which provide for annual rentals of approximately $372,000 through September 2014. Rental expense charged to operations for the six months ended June 30, 2011 was approximately $186,000.

NOTE 12 - Subsequent Events

On July 7, 2011, we issued 500,000 shares of our common stock to a consultant in exchange for strategic corporate advisory services.

As of August 15, 2011, BioZone Labs and Equalan, wholly owned subsidiaries of the Company are in default with respect to four promissory notes (the “Notes”) issued to a bank (the “Lender”) with an aggregate amount of principal and interest equal to $2,043,033 outstanding as of such date.

The default results from the acquisition by the Company of all of the stock of BioZone Labs and Equalan. The Notes contain events of default, including a change of ownership of more than 25% of BioZone Labs’ or Equalan’s common stock. The Notes are secured by a first priority lien on all of BioZone Labs’ and Equalan’s assets. In addition, our President and Chief Scientific Officer and our Executive Vice President, each of whom is a significant shareholder of the Company, have each personally guaranteed full repayment of the Notes. On August 15, 2011, the Lender declared the entire unpaid principal amount and accrued interest of the Notes immediately due and payable (see Note 5).

ITEM 2.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with our unaudited consolidated financial statements and related notes included in this report.  This report contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.  The statements contained in this report that are not historic in nature, particularly those that utilize terminology such as “may,” “will,” “should,” “expects,” “anticipates,” “estimates,” “believes,” or “plans” or comparable terminology are forward-looking statements based on current expectations and assumptions.  Various risks and uncertainties could cause actual results to differ materially from those expressed in forward-looking statements.

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

Overview

Biozone Pharmaceuticals, Inc. (formerly, International Surf resorts, Inc.)  was incorporated under the laws of the State of Nevada on December 4, 2006 to operate as an internet-based provider of international surf resorts, camps and guided surf tours.  The Company proposed to engage in the business of vacation real estate and rentals related to its surf business and it owns the website isurfresorts.com.  During late February 2011, the Company began to explore alternatives to its original business plan.  On February 22, 2011, the prior officers and directors resigned from their positions and the Company appointed a new President, Director, principal accounting officer and treasurer and began to pursue opportunities in medical and pharmaceutical technologies and products. On March 1, 2011, the Company changed its name to Biozone Pharmaceuticals, Inc.

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

On June 30, 2011, we acquired the Biozone Labs Group which operates as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. In addition, we have been developing our proprietary drug delivery technology as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

Results of Operations

Three Months Ended June 30, 2011 Compared to the Three Months Ended June 30, 2010:

Sales.  Sales for the three months ended June 30, 2011 and 2010 was $2,570,936 and 3,142,405 respectively. The decrease in revenue of $571,469 primarily was attributable to delays in customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.  Cost of sales for the three months ended June 30, 2011 and 2010 was $1,308,278 and $1,496,158, respectively, resulting in gross profit of $1,262,658 and $1,646,247, respectively. The gross profit percentage for the three months ended June 30, 2011 and 2010 was approximately 49% and 52%, respectively. The decrease in gross profit of $383,589 and resulting decrease in gross profit percentage primarily is attributable to increased raw material costs.

Operating Expenses. We had total operating expenses of $1,722,374 for the three months ended June 30, 2011 as compared to $1,453,256 for the three months ended June 30, 2010. The increase in operating expenses of $269,118 is primarily attributable to legal, accounting, consulting and placement agency fees related to the acquisition of the BioZone Labs Group.

Interest Expense. We incurred interest expense of $108,686 for the three months ended June 30, 2011 as compared to $94,490 for the three months ended June 30, 2010. The increase in interest expense of $14,196 results from increased borrowings.

Net Loss / Income. As a result of the foregoing, we realized a net loss of $568,402 for the three months ended June 30, 2011 as compared to net income of $58,961 for the three months ended June 30, 2010, an increase in net loss of $627,363.

Six Months Ended June 30, 2011 Compared to the Six Months Ended June 30, 2010:

Sales.  Sales for the six months ended June 30, 2011 and 2010 was $5,007,315 and $6,618,001, respectively. The decrease in revenue of $1,610,686 primarily was attributable to delays in customer orders from decreased end-user demand

Cost of Sales and Gross Profit.  Cost of sales for the six months ended June 30, 2011 and 2010 was $2,523,364 and $3,155,186, respectively, resulting in gross profit of $2,483,951 and $3,462,815, respectively. The gross profit percentage for the six months ended June 30, 2011 and 2010 was approximately 50% and 52%, respectively. The decrease in gross profit of $978,864 and resulting decrease in gross profit percentage primarily is attributable to increase in raw material costs.

Operating Expenses. We had total operating expenses of $3,373,365 for the six months ended June 30, 2011 as compared to $3,033,022 for the six months ended June 30, 2010. The increase in operating expenses of $340,343 primarily is attributable to incremental payroll expense at BioZone Labs and legal, accounting, consulting and placement agency fees related to the acquisition of the BioZone Labs Group.

Interest Expense. We incurred interest expense of $222,195 for the six months ended June 30, 2011 as compared to $199,727 for the six months ended June 30, 2010. The increase in interest expense results from increased borrowings.

Net Loss / Income. As a result of the foregoing, we realized a net loss of $1,111,609 for the six months ended June 30, 2011 as compared to net income of $138,762 for the six months ended June 30, 2010, an increase in net loss of $1,250,371.

Liquidity and Capital Resources

As of June 30, 2011, our current assets were $6,443,588, as compared to $4,195,769 at December 31, 2010.  As of June 30, 2011, our current liabilities were $7,542,531, as compared to $4,800,757 at December 31, 2010.  Operating activities used net cash of $850,273 for the six months ended June 30, 2011, as compared to using net cash of $472,516 for the six months ended June 30, 2010.

During the six months ended June 30, 2011, investing activities provided net cash of $576,344, comprised primarily of cash acquired in connection with the Aero acquisition. During the six months ended June 30, 2010, investing activities used net cash of $52,558.

During the six months ended June 30, 2011, net cash of $1,862,139 was provided by financing activities, consisting of proceeds from the issuance of convertible notes of $2,250,000, offset by financing costs of $150,364 and repayments of existing debt of $234,755, as compared to net cash provided by financing activities of $148,622 during the comparable six-month period ended June 30, 2010, which consisted of net advances from a shareholder of $367,444, offset by repayments of existing debt of $218,822.

Our net loss for the year ended December 31, 2010 and the six months ended June 30, 2011 was $458,287 and $1,111,609, respectively. We anticipate that we will continue to generate losses from operations for the foreseeable future as we invest in research and development activities in furtherance of our business plan of advancing our drug delivery technology. As of June 30, 2011, we had cash and cash equivalents of $1,839,685 and negative working capital of $1,098,943.

As of August 15, 2011, BioZone Labs and Equalan are in default with respect to four promissory notes (the “Notes”) issued to a financial institution (the “Lender”) with an aggregate amount of principal and interest equal to $2,043,033 outstanding as of such date.

The default results from the acquisition by the Company of all of the stock of BioZone Labs and Equalan. The Notes contain events of default, including a change of ownership of more than 25% of BioZone Labs’ or Equalan’s common stock. The Notes are secured by a first priority lien on all of BioZone Labs’ and Equalan’s assets. In addition, our President and Chief Scientific Officer and our Executive Vice President, each of whom is a significant shareholder of the Company, have each personally guaranteed full repayment of the Notes. On August 15, 2011, the Lender declared the entire unpaid principal amount and accrued interest of the Notes immediately due and payable. We are in discussions with several of our significant shareholders regarding securing financing to repay these Notes.

On March 29, 2011, we sold $2,250,000 of 10% secured convertible bridge notes due on September 29, 2011.

Our current balances of cash will not meet our working capital and capital expenditure needs for the next twelve months.  Because we are not currently generating sufficient cash to fund our operations and we have debt that is in default and notes that are due in the third fiscal quarter of 2011, we will need to rely on external financing to meet future operating, debt repayment and capital requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances.  If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. We are in discussions with bankers and our significant shareholders regarding financing alternatives and we believe that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Off –Balance Sheet Arrangements

As of June 30, 2011, we had no material off-balance sheet arrangements other than operating leases.

Contractual Obligations

On June 30, 2011, the Company entered into three year employment agreements with each of its President/Chief Scientific Officer, Executive Vice President and Chief Operating Officer, who are also shareholders of the Company.  Two of such employment agreements provide for annual salaries of $200,000 each and one that provides for an annual salary of $150,000.  Pursuant to the terms of the agreements, each of these officers is eligible to participate in the Company’s long term incentive compensation programs and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board, subject to certain claw back rights. The agreements provide for payments of six months’ severance in the event of early termination (other than for cause).

Critical Accounting Policies and Estimates

See Notes to the Consolidated Financial Statements, NOTE 2 - Summary of Significant Accounting Policies

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended June 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II:  OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “small reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS (what about the consulting shares mentioned in the financial notes- should include here as I don’t believe they were ever disclosed in an 8K)

On May 16, 2011, we issued 7,724,000 shares of our restricted common stock in connection with the acquisition of substantially all of the assets and assumption of all of the liabilities of Aero Pharmaceuticals, Inc. (formerly, Center Pharmaceuticals, Inc.; “Aero”) pursuant to an Asset Purchase Agreement dated as of May16, 2011.  Also, we agreed to issue additional shares to Aero on the basis of one share for (A) each dollar of current assets transferred to us at the closing, as set forth on the closing date balance sheet of Aero, to be delivered following the closing, and (B) each dollar of costs incurred by Aero for liquidation, certain income taxes and perfected or settled dissenters’ rights of appraisal, up to a maximum of an additional 7,500,000 shares. On June 1, 2011, we issued an additional 607,396 shares to Aero.

On June 30, 2011, we acquired: (i) 100% of the outstanding common stock of BioZone Labs in exchange for 19,266,055 shares of our common stock; (ii) 100% of the outstanding membership interests of Equalan and Equachem, in exchange for 1,027,523 and 385,321 shares of our common stock, respectively; and (iii) 45% of the outstanding membership interests of BetaZone in exchange for 321,101 shares of our common stock.

On July 7, 2011, we issued 500,000 shares of our common stock to a consultant in exchange for strategic corporate advisory services.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

As of August 15, 2011, BioZone Labs and Equalan are in default with respect to four promissory notes (the “Notes”) issued to a financial institution (the “Lender”) with an aggregate amount of principal and interest equal to $2,043,033 outstanding as of such date.

The default results from the acquisition by the Company of all of the stock of BioZone Labs and Equalan. The Notes contain events of default, including a change of ownership of more than 25% of BioZone Labs’ or Equalan’s common stock. The Notes are secured by a first priority lien on all of BioZone Labs’ and Equalan’s assets. In addition, our President and Chief Scientific Officer and our Executive Vice President, each of whom is a significant shareholder of the Company, have each personally guaranteed full repayment of the Notes. On August 15, 2011, the Lender declared the entire unpaid principal amount and accrued interest of the Notes immediately due and payable. We are in discussions with several of our significant shareholders regarding securing financing to repay these Notes.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biozone Pharmaceuticals, Inc.

Dated: August 22, 2011	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)