Form 10-Q
period 2011-09-30
BIOZONE PHARMACEUTICALS, INC.
filed 2011-11-21
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filter ☐		Accelerated filter ☐
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 21, 2011, there were 68,110,810 shares of our common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

________________________________

Quarterly Report on Form 10-Q for the

Nine months ended September 30, 2011

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30, 2011	December 31, 2010

ASSETS

Current assets:
Cash and cash equivalents	$781,725	$251,475
Account receivable net of allowance for doubtful accounts	1,826,322	1,397,414
$156,212 and $118,356, respectively
Inventories	3,387,618	2,503,598
Prepaid expenses and other current assets	60,215	43,282
Total current assets	6,055,880	4,195,769

Property and equipment, net	3,186,605	3,262,133
Non-marketable investment	61,335	61,335
Deferred financing costs, net	48,199	35,363
Goodwill	1,353,574	-
	4,649,713	3,358,831

Total Assets	$10,705,593	$7,554,600

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Note payable - bank	-	2,457,495
Account payable	2,725,375	970,913
Accrued expenses and other current liabilities	837,627	127,497
Notes payable - shareholder	1,099,715	1,102,926
Convertible notes payable	2,750,000	-
Deferred income tax	98,750	98,750
Current portion of long term debt	284,576	277,299
Total current liabilities	7,796,043	5,034,880

Long Term Debt	3,087,262	3,090,385

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	67,543	37,698
67,543,310 and 37,698,396 shares issued and outstanding at September 30, 2011, and December 31,2010, respectively
Additional paid-in capital	4,127,652	153,232
Accumulated deficit	(4,372,907)	(761,595)

Total shareholders' deficiency	(177,712)	(570,665)

Total liabilities and shareholders' deficiency	$10,705,593	$7,554,600

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Sales	$3,930,503	$4,515,222	$8,937,818	$11,133,223

Cost of sales	(2,144,952)	(2,400,005)	(4,668,316)	(5,555,191)

Gross profit	1,785,551	2,115,217	4,269,502	5,578,032

Operating Expenses:
General and adminstrative expenses	3,792,480	1,684,248	6,884,039	4,461,004
Depreciation expense	205,352	87,867	372,002	249,473
Research and development expenses	4,011	54,837	119,167	149,497
Total Operating Expenses	4,001,843	1,826,952	7,375,208	4,859,974

Income (Loss) from operations	(2,216,292)	288,265	(3,105,706)	718,058

Interest expense	(283,411)	(123,415)	(505,606)	(323,142)

Income (Loss) before provision for income taxes	(2,499,703)	164,850	(3,611,312)	394,916

(Provision) benefit for income taxes		92,000

Net income (loss) including noncontrolling interest	(2,499,703)	256,850	(3,611,312)	394,916

Less: Net income (loss) attributable to noncontrolling interest		-		(696)

Net income (loss) attributable to Biozone	$(2,499,703)	$256,850	$(3,611,312)	$395,612

Income (Loss) per common share	$(0.04)	$0.01	$(0.07)	$0.01

Basic and diluted weighted average common share outstanding	67,492,714	37,698,000	49,112,016	37,698,000

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(3,611,312)	395,612
Adjustments to reconcile net income (loss) to net cash
used in operating activities:

Bad debt expense	25,000	33,342
Depreciation & Amortization	372,002	249,473
Stock based compensation	1,950,000	-
Changes in assets and liabilities:
Account receivable-trade	(430,999)	(1,140,380)
Inventories	(791,677)	(776,088)
Prepaid expenses and other current assets	(16,933)	25,810
Deferred taxes	-	-
Accounts payable	1,753,882	130,432
Accrued expenses and other current liabilities	709,051	695,503
Net cash used in operating activities	(40,986)	(386,296)

Cash flows from investing activities
Purchase of property and equipment	(157,568)	(352,438)
Cash acquired on business combination	585,720	-
Net cash provided by (used in) investing activities	428,152	(352,438)

Cash flows from financing activities
Proceeds from convertible debt	2,750,000	-
Payment of deferred financing costs	(150,364)
Repayment of borrowings from noteholders	(2,453,341)	(94,105)
Advance from (payment to) shareholder	(3,211)	376,640
Net cash provided by financing activities	143,084	282,535

Net increase (decrease) in cash and cash equivalents	530,250	(456,199)

Cash and cash equivalents, beginning of period	251,475	630,462

Cash and cash equivalents, end of period	$781,725	174,263

Supplemental disclosures of cash flow information:

Interest paid	319,872	176,181

See accompanying notes to consolidated financial statements

Biozone Pharmaceuticals. Inc.
 (Formerly Known as International Surf Resorts, Inc.)
Notes To Consolidated Financial Statements
September 30, 2011
(Unaudited)

NOTE 1 – Business

Biozone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006 to operate as an internet-based provider of international surf resorts, camps and guided surf tours (the “Original Business”).  On March 1, 2011, we changed our name from International Surf Resorts, Inc.to Biozone Pharmaceuticals, Inc.  We anticipate discontinuing our Original Business through the sale of our 55% ownership in ISR de Mexico, S. de R.L. de C.V., a Mexican corporation in consideration for the return and cancellation of approximately 13,948,007 shares of the Company's common stock.  Disclosures contained in this Quarterly Report on Form 10-Q are not reflective of such stock cancellation.

On May 16, 2011, we acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. (“Aero”) pursuant to an Asset Purchase Agreement dated as of that date.  Aero manufactures markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals (see Note 3).

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

The BioZone Lab Group has operated since inception as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. The Company has been developing our proprietary drug delivery technology (the “BioZone Technology”) as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

The Company accounted for the acquisition of the BioZone Lab Group as a “reverse acquisition”.  Accordingly, the Company is considered the legal acquirer and the BioZone Lab Group is considered the accounting acquirer.  The current and future financial statements will be those of the BioZone Lab Group.

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our current balances of cash will not meet our working capital and capital expenditure needs for the next twelve months.  In addition, as of September 30, 2011, we have a shareholder deficiency of $177,712 and negative working capital of $1,740,163.  Because we are not currently generating sufficient cash to fund our operations and we have debt that is in default, we may need to rely on external financing to meet future operating, debt repayment and capital requirements.  These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty. We believe that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial statements and with the instructions to Form 10-Q and Article 10 of Regulation S-X of the United States Securities and Exchange Commission (“SEC”). Accordingly, they do not contain all information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In the opinion of the Company’s management, the accompanying unaudited consolidated financial statements contain all the adjustments necessary (consisting only of normal recurring accruals) to present the financial position of the Company as of September 30, 2011 and the results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended September 30, 2011 are not necessarily indicative of the operating results for the full fiscal year or any future period.

Basis of Consolidation

The consolidated financial statements include the accounts of BioZone Pharmaceuticals, Inc. and its subsidiaries, all of which are wholly owned except for BetaZone, which is 45% owned which is accounted for under the equity method of accounting. In addition, the Company consolidates the accounts of 580 Garcia Properties, LLC, (“580 Garcia”) which owns the land and building used by BioZone Labs and is owned by one of the former owners of the BioZone Lab Group.  The Company is a guarantor of 580 Garcia’s mortgage loan payable on the property (see Note 7).

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

Direct write-offs are taken in the period when we have exhausted our efforts to collect overdue and unpaid receivables or otherwise evaluate other circumstances that indicate that we should abandon such efforts. The Company has recorded an allowance for doubtful accounts of $156,212 as of September 30, 2011.

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

 Level 1 — quoted prices in active markets for identical assets or liabilities

 Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

 Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Concentration of Credit Risk

Financial instruments that potentially expose us to concentrations of credit risk consist principally of cash and cash equivalents. We maintain our cash accounts at high quality financial institutions with balances, at times, in excess of federally insured limits. As of September 30, 2011, we had $685,402 of balances in excess of federally insured limits. Management believes that the financial institutions that hold our deposits are financially sound and therefore pose minimal credit risk.

Stock-Based Compensation

We recognize compensation expense for stock-based compensation in accordance with ASC Topic 718. For employee stock-based awards, we calculate the fair value of the award on the date of grant using the Black-Scholes method for stock options and the quoted price of our common stock for unrestricted shares; the expense is recognized over the service period for awards expected to vest. For non-employee stock-based awards, we calculate the fair value of the award on the date of grant in the same manner as employee awards.  However, the awards are revalued at the end of each reporting period and the pro rata compensation expense is adjusted accordingly until such time the nonemployee award is fully vested, at which time the total compensation recognized to date equals the fair value of the stock-based award as calculated on the measurement date, which is the date at which the award recipient’s performance is complete. The estimation of stock-based awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from original estimates, such amounts are recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class, and historical experience.

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

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

NOTE 3 – Aero Acquisition

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

On September 21, 2011, the Company issued 13,914 shares of common stock to Aero Pharmaceuticals, Inc. in consideration for the delay in filing the Company’s Registration Statement on Form S-1, as required in the Asset Purchase Agreement between the Company and Aero Pharmaceuticals, Inc.

The above referenced securities were issued were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506 promulgated thereunder.

Financial assets	$608,644
Inventory	92,343
Property and equipment	1,377
Financial liabilities	(1,673)
Total identifiable assets	700,691
Goodwill	1,353,574
2,054,265

The results of operations of Aero are included in the consolidated statement of operations from its date of acquisition.

NOTE 4 – Property and Equipment

A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	September 30, 2011	December 31, 2010

Vehicles	5 years	271,607	271,607
Furniture and Fixtures	10 years	68,462	66,195
Computers	5 years	156,439	142,978
MFG equipment	10 years	3,962,396	3,938,440
Lab Equipment	10 years	535,018	413,198
Bldg/Leasehold	19 years (remainder of lease)	1,548,909	1,545,758
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		7,493,972	7,329,317
Accumulated depreciation		(4,307,367)	(4,067,184)
Net		3,186,605	3,262,133

NOTE 5 – Convertible Notes Payable

The “March 2011 Notes”

On March 29, 2011, the Company sold 10% secured convertible promissory notes in the amount of $2,250,000, (the “March 2011 Notes”) and warrants (the “March Warrants”) to purchase securities of the Company in the Target Transaction Financing (as defined below), pursuant to a Securities Purchase Agreement entered into on February 22, 2011 (the “Securities Purchase Agreement” and the “Private Placement”).

The March 2011  Notes, extended as described below (see Note 11), mature on the earlier of October 29, 2011 or the closing date of the Target Transaction Financing (such earlier date, the “Maturity Date”).  The entire principal amount and any accrued and unpaid interest is due and payable in cash on the Maturity Date.

As of October 29, 2011, the Company is in default with respect to the March 2011 Notes due to the fact that the Company has not paid the amount due on maturity (see Note 11).

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

As set forth in the Securities Purchase Agreement, the Company intends to close a private placement of its common stock, par value $0.001 per share (the “Common Stock”), or other securities (the “PIPE Securities”) yielding gross proceeds to the Company of at least eight million Dollars ($8,000,000) (the “Target Transaction Financing,” and the price at which such PIPE Securities are sold is referred to as the “PIPE Share Price”); within one hundred twenty (120) days from the issuance date of the Note.

We recorded the liability for the March 2011 Notes at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has yet to take place.

The “September 2011 Note”

On September 22, 2011, the Company issued a 10% unsecured convertible promissory note with a principal amount of $500,000, due on March 22, 2012 (unless accelerated as described below) (the “September 2011 Note”) and a warrant (the “September Warrant”) to purchase certain securities of the Company in the Target Transaction Financing, pursuant to a Securities Purchase Agreement entered into on that date (the “Securities Purchase Agreement”).  The September 2011 Note and Warrant were issued to an accredited investor in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and Rule 506 promulgated by the Securities and Exchange Commission thereunder.

The September 2011, Note matures on the earlier of March 22, 2012 or the closing date of the Target Transaction Financing (such earlier date, the “Maturity Date”).  The entire principal amount and any accrued and unpaid interest is due and payable in cash on the Maturity Date.

The principal and interest may not be prepaid except in connection with the consummation of the Target Transaction Financing, in which case the holder may elect either to convert all of the principal and accrued and unpaid interest then outstanding into the securities offered in the PIPE Offering at a price per share or unit, as the case may be, equal to 70% of the price at which such securities are sold or require the Company to repay the principal amount then outstanding and any accrued and unpaid interest in cash.

We recorded the liability for the September 2011 Note at an amount equal to the full consideration received upon issuance, without considering the Warrant value because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has yet to take place.

NOTE 6 – Notes Payable - Shareholder

This amount is due to our Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

NOTE 7 – Long Term Debt

Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$347,714
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	278,409
of $3,640 inclusive of interest
Other	90,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,655,715
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
$3,371,838
Less: current portion	284,576
3,087,262

NOTE 8 - Warrants

On March 29, 2011 and September 22, 2011, the Company issued warrants to purchase securities of the Company in the Target Transaction Financing (Note 5).  The Warrants are immediately exercisable and expire five years after the date of issue.  Each Warrant has an initial exercise price of 120% of the price of the securities sold in the Target Transaction Financing (the “Financing Share Price”).  The Warrant entitles the holder to purchase the number of shares of Common Stock and/or other securities, including units of securities, sold in the Target Transaction Financing equal to the Warrant Coverage (as defined herein) (a) multiplied by the principal amount of the Note (the “Purchase Price”) and (b) divided by the Financing Share Price.  “Warrant Coverage” means (i) 50% if closed on or prior to 120 days, (ii) 75% if closed after 120 days but before 150 days and (iii) 100%, if closed after 150 days after the closing of the Private Placement.  The Warrant is exercisable in cash or by way of a “cashless exercise” during any period that a registration statement covering the shares of Common Stock and/or other securities issuable upon exercise of the Warrant, or an exemption from registration, is not available.  The exercise price of the Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing of the Private Placement.  This adjustment provides that, in the event that the Company issues certain securities at a price lower than the then applicable exercise price, the exercise price of the Warrant will be immediately reduced to equal the price at which the Company issued the securities.

We have not recorded any amounts in the financial statements for the Warrants because the determination of the number of warrants and the exercise price of the warrants is dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which has yet to take place.

NOTE 9 – Income Taxes

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

NOTE 10 - Contingencies

Employment Agreements

On June 30, 2011, the Company entered into three year executive employment agreements with three stockholders, Brian Keller, Christian Oertle and Daniel Fisher, to serve as our President, Chief Operating Officer and Executive Vice President, respectively.  The agreements with Messrs. Keller and Fisher provide for annual salaries of $200,000 each and the agreement with Mr. Oertle provides for an annual salary of $150,000.  Pursuant to the terms of the agreements, each of these stockholders is eligible to participate in the Company’s long term incentive compensation programs and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board, subject to certain claw back rights. The agreements provide for payments of six months’ severance in the event of early termination (other than for cause).

Leases

The Company is committed under operating leases for its various properties, which provide for annual rentals of approximately $372,000 through September 2014. Rental expense charged to operations for the nine months ended September 30, 2011 was approximately $279,000.

NOTE 11 - Subsequent Events

Extension of March 2011 Notes

Effective October 28, 2011, the purchasers of the March 2011 Notes (the “Note Holders”) agreed to extend the maturity date of the Notes (the “Extension Agreement”) to October 29, 2011(the “New Maturity Date”) (see Note 5).  As consideration for the agreement by the Note Holders to enter into the Extension Agreement, the Company (i) issued to the Note Holders an aggregate of 112,500 shares of its common stock, par value $0.001 per share and (ii) paid to the Investors, an aggregate of $135,000 as additional interest for the period beginning on February 28, 2011 (the date the Note Holders placed the principal amount in escrow) and ending on March 28, 2011.  The Company agreed to provide piggyback registration rights with respect to the 112,500 shares on the same terms and conditions provided for the registrable securities in the Registration Rights Agreement contained in the Private Placement.

The Company has agreed that if it fails to repay the March 2011 Notes on or before the New Maturity Date, then in addition to the interest due under the March 2011 Notes, the Company will pay an additional 2% (annualized) for each 30 day period all or any portion of the principal or accrued interest remain unpaid, subject to a maximum aggregate interest rate of 20% (the sum of the 10% interest rate plus 2% for each 30 day delay period), with such 2% being calculated on the full principal amount regardless of whether any portion thereof has been repaid by the Company and such full amount accruing as of the day following the New Maturity Date and then upon each 30 day anniversary of the New Maturity Date.

Issuance of common stock

On October 28, 2011, the Company issued an aggregate of 112,500 shares of its common stock to the holders of the March 2011 Notes in consideration for the extension of the maturity date of such notes.

On November 3, 2011, the Company sold 455,000 shares of our common stock, par value $0.001 per share, for $1.00 per share pursuant to subscription agreements entered into on October 31, 2011 and November 1, 2011.

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

Overview

Biozone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.)  was incorporated under the laws of the State of Nevada on December 4, 2006 to operate as an internet-based provider of international surf resorts, camps and guided surf tours.  The Company proposed to engage in the business of vacation real estate and rentals related to its surf business and it owns the website isurfresorts.com (the "Original Business").  During late February 2011, the Company began to explore alternatives to its original business plan.  On February 22, 2011, the prior officers and directors resigned from their positions and the Company appointed a new President, Director, principal accounting officer and treasurer and began to pursue opportunities in medical and pharmaceutical technologies and products. On March 1, 2011, the Company changed its name to Biozone Pharmaceuticals, Inc.  We anticipate discontinuing our Original Business through the sale of our 55% ownership in ISR de Mexico, S. de R.L. de C.V., a Mexican corporation in consideration for the return and cancellation of approximately 13,948,001 shares of the Company's common stock.

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

Results of Operations

Three Months Ended September 30, 2011 Compared to the Three Months Ended September 30, 2010:

Revenues.  Revenue for the three months ended September 30, 2011 and 2010 was $3,930,503 and $4,515,222 respectively. The decrease in revenue of $584,719 or 12.9% primarily was attributable to delays in customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.  Cost of sales for the three months ended September 30, 2011 and 2010 was $2,144,952 and $2,400,005, respectively, resulting in gross profit of $1,785,551 and $2,115,217, respectively. The gross profit percentage for the three months ended September 30, 2011 and 2010 was 45% and 47%, respectively. The decrease in gross profit of $329,666 was primarily attributable to delays in customer orders from decreased end-user demand, while the resulting decrease in gross profit percentage primarily is attributable to increased raw material costs.

Operating Expenses. We had total operating expenses of $4,001,843 for the three months ended September 30, 2011 as compared to $1,826,952 for the three months ended September 30, 2010. The increase in operating expenses of $2,174,891 primarily is attributable to a non-cash payment in stock for strategic consulting services as well as an increase of amortization of deferred financing cost as well as small increases in various other expenses partially offset by a decrease in Research and Development expenses and commissions.

Interest Expense. We incurred interest and other expense of $283,411 for the three months ended September 30, 2011 as compared to $123,415 for the three months ended September 30, 2010. The increase in interest and other expense of $159,996 is primarily the result from an increase in total debt outstanding at an increased average interest rate.

Net Loss / Income. As a result of the foregoing, we realized a net loss of $2,499,903 for the three months ended September 30, 2011 as compared to net income of $256,850 for the three months ended September 30, 2010, an increase in net loss of $2,756,553.

Nine Months Ended September 30, 2011 Compared to the Nine Months Ended September 30, 2010:

Revenues.  Revenue for the nine months ended September 30, 2011 and 2010 was $8,937,818 and $11,133,223, respectively. The decrease in revenue of $2,195,405 or 19.7% is primarily was attributable to delays in customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.  Cost of sales for the nine months ended September 30, 2011 and 2010 was $4,668,316 and $5,555,191, respectively, resulting in gross profit of $4,269,502 and $5,578,032, respectively. The gross profit percentage for the nine months ended September 30, 2011 and 2010 was 48% and 50%, respectively. The decrease in gross profit of $1,308,530 was primarily attributable to delays in customer orders from decreased end-user demand, while the resulting decrease in gross profit percentage primarily is attributable to increase in raw material costs.

Operating Expenses. We had total operating expenses of $7,375,208 for the nine months ended September 30, 2011 as compared to $4,859,974 for the nine months ended September 30, 2010. The increase in operating expenses of $2,515,234 primarily is attributable to a non-cash payment in stock for strategic consulting services as well as an increase in amortization of deferred financing fees as well as small increases in various other expenses partially offset by a small decrease in Research and Development expenses and commissions.

Interest Expense. We incurred interest and other expense of $505,606 for the nine months ended September 30, 2011 as compared to $323,142 for the nine months ended September 30, 2010. The increase in interest and other expense of $182,464 is primarily the result of an increase in total debt outstanding at an increased average interest rate.

Net Loss / Income. As a result of the foregoing, we realized a net loss of $3,611,312 for the nine months ended September 30, 2011 as compared to net income of $395,612 for the nine months ended September 30, 2010, an increase in net loss of $4,006,924.

Liquidity and Capital Resources

As of September 30, 2011, our current assets were $6,055,880, as compared to $4,195,769 at December 31, 2010.  As of September 30, 2011, our current liabilities were $7,796,043, as compared to $5,034,880 at December 31, 2010.  Operating activities used net cash of $40,986 for the nine months ended September 30, 2011, as compared to using net cash of $386,296 for the nine months ended September 30, 2010.

During the nine months ended September 30, 2011, investing activities provided net cash of $428,152, comprised primarily of cash acquired in connection with the Aero acquisition. During the nine months ended September 30, 2010, investing activities used net cash of $352,438.

During the nine months ended September 30, 2011, net cash of $143,084 was provided by financing activities, consisting of proceeds from the issuance of convertible notes of $2,750,000, offset by repayment of notes payable to banks and shareholders of $2,456,552, and payment of deferred financing fees of $150,364, as compared to net cash provided by financing activities of $282,535 during the comparable nine-month period ended September 30, 2010, which consisted of net advances from a shareholder of $367,640, offset by repayments of existing debt of $94,105.

Our net income (loss) for the nine months ended September 30, 2011 and September 30, 2010, respectively was a loss of $3,611,312 and net income of $395,612, respectively. We anticipate that we will continue to generate losses from operations for the foreseeable future as we invest in research and development activities in furtherance of our business plan of advancing our drug delivery technology. As of September 30, 2011, we had cash and cash equivalents of $781,725 and negative working capital of $1,740,163.

As of October 29, 2011 the Company is in default with respect to the Convertible Promissory Notes with an aggregate principal balance of $2,250,000 due to the fact that the Company has not paid the amount due on maturity.

Our current balances of cash will not meet our working capital and capital expenditure needs for the next twelve months.  Because we are not currently generating sufficient cash to fund our operations and we have debt that is in default, we may need to rely on external financing to meet future operating, debt repayment and capital requirements.  Any projections of future cash needs and cash flows are subject to substantial uncertainty.  We can make no assurance that financing will be available in amounts or on terms acceptable to us, if at all.  Further, if we issue equity securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences, or privileges senior to those of existing holders of common stock, and debt financing, if available, may involve restrictive covenants that could restrict our operations or finances.  If we cannot raise funds, when needed, on acceptable terms, we may not be able to continue our operations, grow market share, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could negatively impact our business, operating results, and financial condition. These conditions raise substantial doubt about our ability to continue as a going concern. We believe that actions presently being taken to revise the Company’s operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Off –Balance Sheet Arrangements

As of September 30, 2011, we had no material off-balance sheet arrangements other than operating leases.

Contractual Obligations

On June 30, 2011, the Company entered into three year executive employment agreements with three stockholders, Brian Keller, Christian Oertle and Daniel Fisher, to serve as our President, Chief Operating Officer and Executive Vice President, respectively. The agreements with Messrs. Keller and Fisher provide for annual salaries of $200,000 each and the agreement with Mr. Oertle that provides for an annual salary of $150,000. Pursuant to the terms of the agreements, each of these executives is eligible to participate in the Company’s long term incentive compensation programs and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Compensation Committee of the Board, subject to certain claw back rights. The agreements provide for payments of six months’ severance in the event of early termination (other than for cause).

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

The Company’s management, under the supervision and with the participation of our Chief Executive Officer, who is also our Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2011.  Based upon that evaluation and the identification of the material weakness in the Company’s internal control over financial reporting, the Chief Executive Officer concluded that the Company’s disclosure controls and procedures were ineffective as of the end of the period covered by this report.

The reason for the ineffectiveness of our disclosure controls and procedures was the result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended September 30, 2011 that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On September 21, 2011, we issued 13,914 shares of common stock to Aero Pharmaceuticals, Inc., due to the delay in filing the Company's Registration Statement on Form S-1, as required by the Asset Purchase Agreement between the Company and Aero Pharmaceuticals, Inc.

On October 28, 2011, we issued an aggregate of 112,500 shares of our common stock to the holders of the March 2011 Notes in consideration for the extension of the maturity dates of such notes.

On November 3, 2011, we issued 455,000 shares of common stock, par value $0.001 per share, at a purchase price of $1.00 per share pursuant to subscription agreements entered into on October 31, 2011 and November 1, 2011.  The shares were issued to accredited investors in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 promulgated by the Securities and Exchange Commission thereunder.

The above transactions did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

As of October 29, 2011 the Company is in default with respect to Convertible Promissory Notes with an aggregate principal balance of $2,250,000 and accrued interest of $131,918, due to the fact that the Company has not paid the amount due on maturity.

ITEM 4 – REMOVED AND RESERVED

ITEM 5 – OTHER INFORMATION

Biozone Laboratories Inc., the Company's subsidiary, received a Notice of Default, Demand for Payoff and Notice of Exercise of Bank's Rights and Remedies from Bank of Marin, in connection with its Business Loan Agreement dated as of August 9, 2011 and Promissory Note in the principal Amount of $2,000,000 issued to Bank of Marin and the Business Loan Agreement and Note in the Principal amount of $800,000. On August 25, 2011, the Company extended an aggregate of $1,553,000 to Biozone Laboratories, Inc. to pay the balance of the loan in full. On August 23, 2011, Daniel Fisher and Brian Keller entered into a Personal Guaranty in order to guarantee the repayment by Biozone Laboratories, Inc. of any obligations to the Company as a result of such extension of credit. Daniel Fisher and Brian Keller are the Company's Executive Vice President and President, respectively.

ITEM 6 – EXHIBITS

31.1 Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biozone Pharmaceuticals, Inc.

Dated: November 21, 2011	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)