Form 10-Q
period 2012-03-31
BIOZONE PHARMACEUTICALS, INC.
filed 2012-05-21
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 21, 2012, there were 60,436,165 shares of our common stock outstanding.

Transitional Small Business Disclosure Format:    Yes   ☐   No   ☒

 Quarterly Report on Form 10-Q for the

Three months ended March 31, 2012

Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2012 (unaudited) and December 31, 2011	4
Consolidated Statements of Operations for the Three Months Ended March 31, 2012 and 2011 (unaudited):	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2012 and 2011 (unaudited):	6
Notes to Unaudited Consolidated Financial Statements:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 Controls and Procedures	23

PART II. OTHER INFORMATION
Item 4. Removed and Reserved
Item 5. Other Information	24
Item 6. Exhibits	24

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$76,883	$416,333
Account receivable net of allowance for doubtful accounts	1,036,358	523,039
$458,524 and $449,524, respectively
Inventories	1,741,737	1,819,751
Prepaid expenses and other current assets	381,227	145,313
Total current assets	3,236,205	2,904,436

Property and equipment, net	3,484,297	3,342,447
Deferred financing costs, net	23,409	25,319
Goodwill	1,026,984	1,026,984
Intangibles, net	233,311	247,450

	4,768,001	4,642,200

Total Assets	$8,004,206	$7,546,636

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	1,170,169	1,616,673
Accrued expenses and other current liabilities	1,035,238	1,181,852
Accrued interest	27,397	83,548
Notes payable - shareholder	1,099,715	1,099,715
Convertible notes payable	1,095,833	2,050,000
Deferred income tax	102,022	102,022
Derivative instruments	6,002,102	883,619
Current portion of long term debt	241,149	260,741
Total current liabilities	10,773,625	7,278,170

Long Term Debt	2,995,742	3,037,591

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	56,936	55,181
56,936,165 and 55,181,165 shares issued and outstanding at March 31, 2012, and December 31,2011, respectively
Additional paid-in capital	3,987,416	3,339,171
Accumulated deficit	(9,809,513)	(6,163,477)

Total shareholders' deficiency	(5,765,161)	(2,769,125)

Total liabilities and shareholders' deficiency	$8,004,206	$7,546,636

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Sales	$3,510,042	$2,797,468

Cost of sales	(1,783,066)	(1,106,485)

Gross profit	1,726,976	1,690,983

Operating Expenses:
General and adminstrative expenses	2,096,745	1,523,225
Research and development expenses	221,614	64,867
Total Operating Expenses	2,318,359	1,588,092

Income (Loss) from operations	(591,383)	102,891

Interest expense	(3,472,845)	(109,591)
Change in fair value of derivative liability	418,192	-
Equity in loss of unconsolidated subsidiary		(6,595)

Loss before income taxes	(3,646,036)	(13,295)

Income taxes	-	-

Net loss	$(3,646,036)	$(13,295)

Net loss per common share	$(0.06)	$(0.00)

Basic and diluted weighted average common shares outstanding	56,366,331	44,749,999

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011

Cash flows from operating activities
Net loss	$(3,646,036)	$(13,295)
Adjustments to reconcile net loss to net cash
used in operating activities:

Bad debt expense	9,000	7,000
Depreciation & Amortization	114,716	76,433
Amortization of financing costs	1,910	6,750
(Loss) on change in fair value of derivative liability	(418,192)	-
Interest expense related to warrants	3,332,508	-
Equity interest in subsidiary	-	6,595
Non-cash interest expense	27,397	1,849
Changes in assets and liabilities:
Account receivable-trade	(522,319)	6,634
Inventories	78,014	(430,441)
Prepaid expenses and other current assets	(235,914)	2,714
Deferred taxes	-	7,060
Accounts payable	(446,504)	(270,618)
Accrued expenses and other current liabilities	(230,162)	137,080
Net cash used in operating activities	(1,935,582)	(462,239)

Cash flows from investing activities
Purchase of property and equipment	(242,427)	(24,902)

Net cash used in investing activities	(242,427)	(24,902)

Cash flows from financing activities
Proceeds from convertible debt	3,300,000	2,250,000
Proceeds from sale of common stock	650,000	-
Payment of deferred financing costs	-	(150,364)
Borrowings from noteholders	-	406,647
Repayment of borrowings from noteholders	(2,111,441)	(29,597)
Payment to shareholder	-	(1,355)
Net cash provided by financing activities	1,838,559	2,475,331

Net increase (decrease) in cash and cash equivalents	(339,450)	1,988,190

Cash and cash equivalents, beginning of period	416,333	251,475

Cash and cash equivalents, end of period	$76,883	$2,239,665

Supplemental disclosures of cash flow information:

Interest paid	$223,885	$107,742

See accompanying notes to consolidated financial statements

Biozone Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
March 31, 2012
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are particularly susceptible to change include assumptions used in determining the fair value of securities owned and non-readily marketable securities.

The results of operations for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

Biozone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006.  On March 1, 2011, we changed our name from International Surf Resorts, Inc.to Biozone Pharmaceuticals, Inc.

On May 16, 2011, we acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. (“Aero”) pursuant to an Asset Purchase Agreement dated as of that date. Aero manufactures, markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals (see Note 4).

On June 30, 2011, we acquired: (i) 100% of the outstanding common stock of BioZone Laboratories, Inc. (“BioZone Labs”) in exchange for 19,266,055 shares of our common stock; (ii) 100% of the outstanding membership interests of Equalan, LLC (“Equalan”) and Equachem, LLC (“Equachem”) in exchange for 1,027,523 and 385,321 shares of our common stock, respectively; and (iii) 45% of the outstanding membership interests of BetaZone Laboratories, LLC (“BetaZone”) in exchange for 321,101 shares of our common stock. The acquired entities shared substantially common ownership prior to the foregoing acquisition. (We refer to BioZone Labs, Equalan, Equachem and BetaZone, collectively as the “BioZone Lab Group”).

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

The BioZone Lab Group has operated since inception as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. The Company has been developing its proprietary drug delivery technology (the “BioZone Technology”) as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

The Company accounted for the acquisition of the BioZone Lab Group as a “reverse acquisition”. Accordingly, the Company is considered the legal acquirer and the BioZone Lab Group is considered the accounting acquirer. The current and future financial statements will be those of the BioZone Lab Group, and Aero from the date of acquisition.

These consolidated financial statements are presented on the basis that we will continue as a going concern concept which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Our current balances of cash will not meet our working capital and capital expenditure needs for the next twelve months. In addition, as of March 31, 2012 we have a shareholder deficiency of $5,765,161 and negative working capital of $7,537,420. Because we are not currently generating sufficient cash to fund our operations, we may need to rely on external financing to meet future operating, debt repayment and capital requirements. These conditions raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

3. Summary of Significant Accounting Policies

Revenue Recognition. We follow the guidance of the SEC’s Staff Accounting Bulletin (“SAB”) 104 for revenue recognition and Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition”. The Company operates as a contract manufacturer and produces finished goods according to customer specifications. The agreements with customers do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer. The Company has not experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided. We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, its equity investment in Betazone, Inc. and 580 Garcia Ave, LLC (“580 Garcia”) a Variable Interest Entity (“VIE”).

The Company considered the terms of its interest in 580 Garcia and determined that 580 Garcia is a VIE in accordance with ACS 810-10-55, which should be consolidated.  As of March 31, 2012, amounts included in the consolidated assets relating to 580 Garcia, which are shown in property and equipment, and consolidated liabilities, which are reported in long-term debt, total $769,856 and $2,629,718, respectively. The Company’s involvement with the entity is limited to its lease to rent the facility from 580 Garcia, with the Company as the only tenant, and the guarantee of the mortgage on the property of 580 Garcia. The Company’s maximum exposure to loss, which is based on the Company’s guarantee of the mortgage of 580 Garcia, is $2,629,718, which equals the carrying amount of its liability as of March 31, 2012.

Our significant unconsolidated subsidiary, which is accounted for using the equity method of accounting, is our investment in Betazone.

Convertible Instruments.  We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable Generally Accepted Accounting Principles (“GAAP”) requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Common Stock Purchase Warrants. We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at March 31, 2012:

Estimated dividends	None
Expected volatility	100%
Risk-free interest rate	0.83%
Expected term	4.25 years

Goodwill. Goodwill represents the excess of the consideration transferred over the fair value of net assets of business purchased. Goodwill is not being amortized but is evaluated for impairment on at least an annual basis.

4. Aero Acquisition

On May 16, 2011, we acquired the assets and assumed the liabilities of Aero in exchange for a total of 8,331,396 shares of our common stock valued at $2 million. The acquisition was accounted for under the acquisition method of accounting.  On September 21, 2011, the Company issued 13,914 shares of common stock to Aero in consideration for the delay in filing the Company’s Registration Statement on Form S-1, as required in the Asset Purchase Agreement between the Company and Aero.  These shares were valued at $0.50 per share and charged to interest expense.

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
2,000,000

5. Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	March 31, 2012	December 31, 2011

Vehicles	5 years	300,370	300,370
Furniture and Fixtures	10 years	64,540	60,936
Computers	5 years	191,648	191,206
MFG equipment	10 years	4,011,872	3,967,302
Lab Equipment	10 years	988,122	821,639
Bldg/Leasehold	19 years (remainder of lease)	1,635,378	1,608,055
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,143,071	7,900,649
Accumulated depreciation		(4,658,774)	(4,558,202)
Net		3,484,297	3,342,447

6. Equity Method Investments.  Our significant unconsolidated subsidiary, which is accounted for using the equity method of accounting, is our investment in Betazone.  Summarized financial information for our investment in Betazone assuming 100% ownership interest is as follows:

	March 31, 2012	December 31, 2011
Balance sheet
Current assets	74,874	124,462
Current liabilities	186,522	131,672

Statement of operations
Revenues	8,114	315,346
Net loss	(86,544)	(102,047)

In 2011, when the Company’s share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The Company’s unrecorded share of losses for the three months ended March 31, 2011 totaled $38,945.

7. Convertible Notes Payable

The “March 2011 Notes”

On March 29, 2011, the Company sold 10% secured convertible promissory notes in the amount of $2,250,000, (the “March 2011 Notes”) and warrants (the “March Warrants”) to purchase securities of the Company in the Target Transaction Financing, pursuant to a Securities Purchase Agreement entered into on February 22, 2011 (the “Securities Purchase Agreement” and the “Private Placement”).

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

Effective October 28, 2011, the purchasers of the March 2011 Notes (the “Note Holders”) agreed to extend the maturity date of the Notes (the “Extension Agreement”) to October 29, 2011 (the “New Maturity Date”) (see Note 5). As consideration for the agreement by the Note Holders to enter into the Extension Agreement, the Company (i) issued to the Note Holders an aggregate of 112,500 shares of its common stock, par value $0.001 per share and (ii) paid to the Investors, an aggregate of $129,000 of interest for the period beginning on February 28, 2011 (the date the Note Holders placed the principal amount in escrow) and ending on March 28, 2011. The Company agreed to provide piggyback registration rights with respect to the 112,500 shares on the same terms and conditions provided for the registrable securities in the Registration Rights Agreement contained in the Private Placement.

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

The “September 2011 Note”

On September 22, 2011, the Company issued a 10% unsecured convertible promissory note with a principal amount of $500,000, due on March 22, 2012 (the “September 2011 Note”) and a warrant (the “September Warrant”) to purchase certain securities of the Company in the Target Transaction Financing, pursuant to a Securities Purchase Agreement entered into on that date.

On November 30, 2011, the note and accrued interest were converted into 1,018,356 shares of common stock, par value $0.001 per share.  The Company also issued the holder a warrant to purchase 500,000 shares of common stock at an exercise price of $1.00 per share.

The “OPKO Notes”

On February 24, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with OPKO Health Inc. (the “Buyer”) pursuant to which the Company sold (i) $1,700,000 of its 10% secured convertible promissory note (the “Note”) due two years from the date of issuance (the “Maturity Date”) and (ii) warrants (the “Warrants”) to purchase 8,500,000 shares of the Company’s common stock at an exercise price of $0.20 per share for gross proceeds to the Company of $1,700,000. On February 28, 2012 and February 29, 2012, the Company sold an additional $600,000 of its Notes and issued Warrants to purchase an additional 3,000,000 shares of the Company’s common stock to additional Buyers for gross proceeds to the Company of $600,000.

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

We determined the initial fair value of the OPKO Notes warrants to be $5,221,172 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the OPKO Notes.  Under authoritative guidance, the carrying value of the OPKO Notes may not be reduced below zero.  Accordingly, we recorded the excess of the value of the OPKO Notes warrants over the allocated fair value of the OPKO Notes as interest expense incurred at the time of the issuance of the OPKO Notes in the amount of $2,921,172.  The discount related to the OPKO Notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The “March 2012 Purchase Order Notes”

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

All of the Company’s obligations under the Note are secured by a first priority security interest in the Vendor Proceeds.

The Buyers of the OPKO Notes agreed to subordinate their security interest in the Vendor Proceeds to the interest of the Investor under the Note.

The following table sets forth a summary of all the outstanding convertible promissory notes at March 31, 2012:

Convertible promissory notes issued	$6,050,000
Notes repaid	(2,250,000)
Less amounts converted to common stock	(500,000)
3,300,000
Less debt discount	2,204,167
Balance March 31, 2012	$1,095,833

8. Notes Payable – Shareholder . This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

9. Long Term Debt. Long-term debt (excluding capital leases) matures as follow:

	3/31/2012	12/31/2011
Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$265,514	$307,255
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	251,659	257,639
of $3,640 inclusive of interest
Other	90,000	90,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,629,718	2,643,438
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
	$3,236,891	$3,298,332
Less: current portion	241,149	260,741
	$2,995,742	$3,037,591

10. Warrants

The January 2012 Warrants

On January 11, 2012 and January 25, 2012 the Company sold an aggregate of 1,300,000 units (the “Units”) to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consisted of: (i) one share of Common Stock and (ii) a four-year warrant to purchase .5 shares of Common Stock purchased at an exercise price of $1.00 per share, subject to adjustment upon the occurrence of certain events. The warrants may be exercised on a cashless basis after twelve (12) months from the date of closing if there is no effective registration statement covering the shares of Common Stock issuable upon exercise of the Warrant. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the January 2012 Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the January 2012 Warrants as liabilities.

As of March 31, 2012, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

The “Investor Warrants”

On March 29, 2011 and September 22, 2011, the Company issued warrants (the “Investor Warrants”) to purchase securities of the Company in the Target Transaction Financing (Note 7). The Warrants are immediately exercisable and expire five years after the date of issue. Each Warrant has an initial exercise price of 120% of the price of the securities sold in the Target Transaction Financing (the “Financing Share Price”). The Warrant entitles the holder to purchase the number of shares of Common Stock and/or other securities, including units of securities, sold in the Target Transaction Financing equal to the Warrant Coverage (as defined herein) (a) multiplied by the principal amount of the Note (the “Purchase Price”) and (b) divided by the Financing Share Price. “Warrant Coverage” means (i) 50% if closed on or prior to 120 days, (ii) 75% if closed after 120 days but before 150 days and (iii) 100%, if closed after 150 days after the closing of the Private Placement. The Warrant is exercisable in cash or by way of a “cashless exercise” during any period that a registration statement covering the shares of Common Stock and/or other securities issuable upon exercise of the Warrant, or an exemption from registration, is not available. The exercise price of the Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing of the Private Placement. This adjustment provides that, in the event that the Company issues certain securities at a price lower than the then applicable exercise price, the exercise price of the Warrant will be immediately reduced to equal the price at which the Company issued the securities.

On February 28, 2012, each holder of Investor Warrants entered into a Cancellation Agreement, which provides, among other things, for the cancellation of the Investor Warrants. In exchange, the Company issued to the former holders of the Investor Warrants a total of 1,000,000 warrants of the Company’s common stock at an exercise price of $0.60 per share

As of March 31, 2012, a total of 1,000,000 New Warrants remain outstanding, which are recorded as derivative liabilities.

“The OPKO Warrants”

In connection with the sale of the OPKO Notes, we issued warrants (the “OPKO Warrants”) entitling the holders to purchase up to 11,500,000 shares of our common stock. The OPKO Warrants expire ten years from date of issuance and have an exercise price of $0.20 per common share. The OPKO Warrants contain a “cashless exercise” feature. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants in the event that we decide to register any of our common stock either for our own account or the account of a security holder (other than with respect to registration of securities covered by certain employee option plans). The terms of the OPKO Warrants fail to specify a penalty if we fail to satisfy our obligations under these piggyback registration rights. Presumably, we would be obligated to make a cash payment to the holder to compensate for such failure. Based on authoritative guidance, we have accounted for the Convertible Note Warrants as liabilities. The liability for the OPKO Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related Notes. As of March 31, 2012, a total of 11,500,000 OPKO Warrants remain outstanding, with an exercise price of $0.20 per share.

On April 25, 2012, holders of 3,500,000 OPKO Warrants exercised their Warrants through the cashless exercise feature and received a total of 2,636,804 shares of Company common stock.

12. Concentrations.  Approximately, 26% and 11% of the Company’s sales for the three months ended March 31, 2012 were made to two customers.  Our top two customers accounted for 16% and 13% of the Company’s sales for the three months ended March 31, 2011.

13. Contingencies

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President for cause. Pursuant to his employment agreement, Mr. Fisher is entitled to accrued salary through the date of his termination.

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial renewal period of each lease.  Total rent and related expenses under operating leases were $175,198 and $158,483 for the three months ended March 31, 2012 and 2011, respectively. Operating lease obligations after 2011 relate primarily to office facilities.

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

14. Capital Deficiency

On January 11, 2012 and January 25, 2012 the Company sold an aggregate of 1,300,000 units (the “Units”) to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consists of: (i) one share of Common Stock and (ii) a four-year warrant to purchase .5 shares of Common Stock purchased at an exercise price of $1.00 per share, subject to adjustment upon the occurrence of certain events.

On February 27, 2012, the Company issued warrants to purchase 1,000,000 shares of the Company’s common stock at an exercise price of $0.60 per share to the former holders of the March 2011 Notes described in Note 7 – Convertible Notes Payable in connection with the repayment of those notes.

On March 1, 2012, the Company issued 455,000 shares of its common stock to certain individuals who previously purchased shares of the Company's common stock on November 3, 2011 at a purchase price of $1.00 per share.

15. Income Taxes. No provision for income taxes has been recorded due to the 100% valuation allowance provided against net operating loss carryforwards.

16. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued, other than disclosed below. There were no material subsequent events as of that date.

On April 18, 2012, the Company sold a 10% senior convertible promissory note (the “Note”) to an accredited investor (the “Investor”) for an aggregate purchase price of $250,000.  The principal amount of the Note is payable in cash on such dates and in such amounts as set forth in the Note, based on the receipt of proceeds from sales to a certain vendor (the “Vendor Proceeds”).  The last date of such scheduled payment shall be referred to as the “Final Maturity Date”.

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

The Buyers of the OPKO Notes agreed to subordinate their security interest in the Vendor Proceeds to the interest of the Investor under the Note.

On April 25, 2012, holders of 3,500,000 OPKO Warrants exercised their Warrants through the cashless exercise feature and received a total of 2,636,804 shares of Company common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended December 31, 2011 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 16, 2012. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “BioZone,” the “Company,” “we,” “us” and “our” refer to BioZone Pharmaceuticals, Inc. and its subsidiaries.

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

Reverse Merger

Pursuant to authoritative accounting guidance, we accounted for the purchase of the BioZone Labs Group as a “Reverse Merger”, with each of BioZone Labs, Equalan and Equachem (each as defined below), treated as the accounting survivor.

On June 30, 2011, the Company acquired all of the outstanding shares of BioZone Laboratories, Inc. (“Biozone Labs”) and its affiliates. BioZone Labs primarily is engaged in the business of developing and manufacturing Over the Counter (“OTC”) drug products and cosmetic and beauty products on behalf of third parties. Equalan LLC (“Equalan”), related to BioZone Labs through common stock ownership, markets a line of proprietary skin care products under the brand names of Glyderm®. Equachem LLC (“Equachem”) also related to BioZone Labs through common stock ownership, sells raw materials used in OTC drugs and cosmetic products. We refer to BioZone Labs, Equalan and Equachem as the “BioZone Labs Group”. The BioZone Labs Group generated $3.5 and $2.8 million of sales during the periods ended March 31, 2012 and 2011, respectively, of which $3.3 million or 94% and $2.3 million or 91%, respectively, were generated by BioZone Labs from its third party contract manufacturing business.

The BioZone Lab Group has operated since inception as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. The Company has been developing its proprietary drug delivery technology (the “BioZone Technology”) as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

Results of Operations

Three months ended March 31, 2012 compared to the three months ended March 31, 2011:

Sales

Sales for the period ended March 31, 2012 and 2011 was $3,510,042 and $2,797,468 respectively. The increase in revenue of $712,574 or 25.5% primarily was attributable to increases in customer orders from increased end-user demand.

Cost of Sales and Gross Profit

Cost of sales for the period ended March 31, 2012 and 2011 was $1,783,066 and $1,106,485, respectively, resulting in gross profit of $1,726,976 and $1,690,983, respectively. The gross profit percentage for the periods ended March 31, 2012 and 2011 was 49% and 60% respectively. The decrease in the gross profit percentage was due to increases in raw material costs, which we were unable to pass along to customers. The increase in gross profit of $35,993 or 2.1% was primarily attributable to increased end user demand for our products.

Operating Expenses

We had total operating expenses of $2,318,359 for the period ended March 31, 2012 as compared to $1,588,092 for the period ended March 31, 2011. The increase in operating expenses of $730,267 is due to an increase in general and administrative expenses $573,520, which is primarily due to an increase in professional fees of approximately $297,000 which consist of legal fees relating to general corporate governance, patent fees, consulting fees and audit and accounting fees as well as small increases in various other accounts.  Depreciation and amortization expense increased $33,143 due to the addition of the amortization of intangible assets of $14,139, as well as an increase in fixed assets. Research and Development expenses increased $156,747, which is primarily due to the opening of our research facility in Princeton, New Jersey and the addition of 5 new staff members.

Interest Expense

We incurred interest expense of $3,472,845 for the period ended March 31, 2012 as compared to $109,591 for the period ended March 31, 2011. The increase in interest expense of $3,363,254 is due primarily to recording a debt discount related to the derivative liability of the warrants issued in connection with the OPKO Notes warrants of $2,926,171 and the issuance of warrants in January 2012 valued as a deriviative liability of $185,589 with the remaining increase due to interest payments related to the repayment of the March 2011 Notes.

Change in value of derivative instruments

We recorded a gain of $418,192 on the fair value of our derivative instruments for the period  ended March 31, 2012 compared to the prior year period when we had no derivative instruments to value.

Net Loss / Income

As a result of the foregoing, we realized a net loss of $3,646,036 for the period ended March 31, 2012 as compared to a net loss of $13,295 for the period ended March 31, 2011, an increase in net loss of $3,632,741.

Evaluation of Disclosure Controls and Procedures

We believe that our disclosure controls and procedures were ineffective as a result of the lack of segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. The lack of segregation of duties resulted from our limited accounting staff. Although neither management nor our independent auditors discovered any significant errors in the preparation of our financial statements, the lack of multiple levels of review and segregation of duties could lead to error or fraud and is considered a per se material weakness in internal controls over financial reporting.

Liquidity and Capital Resources

As of March 31, 2012, our current assets were $3,236,205, as compared to $2,904,436 at December 31, 2011. As of March 31, 2012, our current liabilities were $10,773,625, as compared to $7,278,170 at December 31, 2011. Operating activities used net cash of $1,935,582 for the period ended March 31, 2012, as compared to using net cash of $462,239 for the period ended March 31, 2011.

During the period ended March 31, 2012, investing activities used net cash of $242,427, comprised primarily of cash used for the purchase of property and equipment.  During the period ended March 31, 2011, investing activities used net cash of $24,902.

During the period ended March 31, 2012, cash of $1,838,559 was provided by financing activities, consisting of proceeds from the issuance of convertible notes of $3,300,000, and the sale of common stock of $650,000. This was offset by repayment of convertible notes payable of $2,050,000 and repayments of debt of $61,441, as compared to net cash provided by financing activities of $2,475,331 during the three-month period ended March 31, 2011, which consisted of proceeds from convertible notes of $2,250,000 and borrowings from note holders of $406,647, offset by repayments of existing debt of $30,952, and the payment of financing costs of $150,364.

Our net loss for the period ended March 31, 2012 and 2011, respectively was a loss of $3,646,036 and a loss of $13,295. We anticipate that we will continue to generate losses from operations for the foreseeable future as we invest in research and development activities in furtherance of our business plan of advancing our drug delivery technology. As of March 31, 2012, we had cash and cash equivalents of $76,883 and negative working capital of $7,537,420.

The increase in net loss of $3,632,741 between the period ended March 31, 2012 and the period ended March 31, 2011 largely is attributable to our goal of changing the business of the Company from a vacation real estate and rentals business to a OTC and cosmetic and beauty product manufacturer and investing in research and development activities related to our drug delivery technology.

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

Off–Balance Sheet Arrangements

As of March 31, 2012 we had no material off-balance sheet arrangements other than operating leases.

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

Properties

Our facilities are located in Pittsburg, California, Princeton, New Jersey, Miami, Florida and Englewood Cliffs, New Jersey.

BioZone Labs manufactures its products in a 20,000 square feet, cGMP facility owned by 580 Garcia Avenue, LLC, its consolidated VIE and fills and stores its products at a 60,000 square feet rented facility located at 701 Willow Pass Road, Pittsburg, CA. The lease for the Willow Pass Road facility expires on April 30, 2015 and provides for annual rentals of approximately $343,000.

We lease approximately 1,500 square feet of office space at 4400 Biscayne Boulevard, Miami, Florida. We employ two sales professionals for our Baker Cummins brand proprietary skin care products, both of whom are located in Miami, Florida. The lease expires on October 31, 2012 and provides for annual rentals of approximately $23,700. Our rent expense for our Miami facility through the end of the lease is $20,650.

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

Critical Accounting Estimates

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

The Company considered the terms of its interest in 580 Garcia and determined that it was a VIE in accordance with ACS 810-10-55, which should be consolidated.  As of March 31, 2012, amounts included in the consolidated assets, which are shown in Property and equipment and consolidated liabilities, which are reported in long-term debt total $769,856 and $2,629,718, respectively relating to 580 Garcia. The Company’s involvement with the entity is limited to the lease it has to rent its facility from 580 Garcia, in which the Company is the only tenant, and the guarantee of the mortgage on the property of 580 Garcia. The Company’s maximum exposure to loss, which is based on the Company’s guarantee of the mortgage of 580 Garcia is $2,629,718, which equals the carrying amount of its liability as of March 31, 2012.

The Company accounts for its investment in Betazone by the equity method since it has significant influence but not operating control over this entity.  Condensed financial information of Betazone as of and theperiod ended March 31, 2012 and for the year ended December 31, 2011 is as follows:

	March 31, 2012	December 31, 2011
Balance sheet
Current assets	$74,874	$124,462
Current liabilities	186,522	131,672

Statement of operations
Revenues	8,114	315,346
Net loss	$(86,544)	$(102,047)

Convertible Instruments.  We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815 “Derivatives and Hedging Activities”. Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Common Stock Purchase Warrants. We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40 ("Contracts in Entity's Own Equity"). We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Derivative Instruments.  Our derivative financial instruments consist of embedded derivatives related to the convertible debt, warrants and beneficial conversion features embedded within our convertible debt. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair values as of the inception date of the debt agreements and at fair value as of each subsequent balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, we recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, we recorded non-operating, non-cash income.

Research and Development. Research and development expenditures are charged to operations as incurred.

Revenue Recognition.  BioZone Labs operates as a contract manufacturer and produces finished goods according to customer specifications. Equalan sells its merchandise directly to dermatologists and to an online retailer. Equachem operates as a reseller of pharmaceutical raw materials and licensor of intellectual property. The agreements with customers for each of the companies do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer. None of the companies has experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided. We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

Revenue from the licensing of intellectual property is recorded when reported to us by the licensee.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2012, as described in our Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biozone Pharmaceuticals, Inc.

Dated: May 21, 2012	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)