Form 10-Q
period 2012-06-30
BIOZONE PHARMACEUTICALS, INC.
filed 2012-08-14
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
___________________________

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 14, 2012, there were 69,792,969 shares of our common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

___________________________

Quarterly Report on Form 10-Q for the
Six months ended June 30, 2012

PART 1:  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$174,212	$416,333
Account receivable net of allowance for doubtful accounts
$113,339 and $449,524, respectively	1,261,230	523,039
Inventories	2,371,318	1,819,751
Prepaid expenses and other current assets	562,061	145,313
Total current assets	4,368,821	2,904,436

Property and equipment, net	3,409,867	3,342,447
Deferred financing costs, net	46,498	25,319
Goodwill	1,026,984	1,026,984
Intangibles, net	219,172	247,450
	4,702,521	4,642,200
Total Assets	$9,071,342	$7,546,636

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:

Accounts payable	1,607,652	1,616,673
Accrued expenses and other current liabilities	1,082,105	1,181,852
Accrued interest	108,928	83,548
Notes payable - shareholder	1,099,715	1,099,715
Convertible note payable	1,258,333	2,050,000
Deferred income tax	102,022	102,022
Derivative instruments	4,572,341	883,619
Current portion of long term debt	217,755	260,741
Total current liabilities	10,048,851	7,278,170

Long Term Debt	2,954,013	3,037,591

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized, 61,972,969 and 55,181,165 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	61,973	55,181
Additional paid-in capital	13,418,641	3,339,171
Accumulated deficit	(17,412,136)	(6,163,477)

Total shareholders' deficiency	(3,931,522)	(2,769,125)

Total liabilities and shareholders' deficiency	$9,071,342	$7,546,636

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Sales	$4,912,144	$2,570,936	$8,422,186	$5,007,315

Cost of sales	(2,881,472)	(1,687,705)	(4,946,353)	(3,364,764)

Gross profit	2,030,672	883,231	3,475,833	1,642,551

Operating Expenses:
General and administrative expenses	1,318,504	1,142,497	2,911,873	2,131,662
Selling expenses	242,976	147,058	464,537	285,147
Research and development expenses	206,504	53,392	428,118	115,156
Total Operating Expenses	1,767,984	1,342,947	3,804,528	2,531,965

Income (Loss) from operations	262,688	(459,716)	(328,695)	(889,414)

Interest expense	(2,153,037)	(108,686)	(11,375,882)	(222,195)
Gain on change in fair market value of derivative liability	37,726	--	455,918	--

Loss before provision for income taxes	(1,852,623)	(568,402)	(11,248,659)	(1,111,609)

Provision for income taxes	--	--	--	--

Net loss	$(1,852,623)	$(568,402)	$(11,248,659)	$(1,111,609)

Net loss per common share	$(0.03)	$(0.01)	$(0.19)	$(0.03)

Basic and diluted weighted average common shares outstanding	59,104,151	41,388,416	57,735,240	39,543,208

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net loss	$(11,248,659)	$(1,111,609)
Adjustments to reconcile net loss to net cash
used in operating activities:

Bad debt expense	49,803	16,000
Depreciation and Amortization	238,734	166,650
Amortization of financing costs	3,821	--
Gain on change in fair value of derivative liability	(455,918)	--
Stock and warrant based compensation	120,000	--
Non-cash interest expense	11,203,163	--
Changes in assets and liabilities:
Account receivable-trade	(787,994)	(267,038)
Inventories	(551,567)	(242,218)
Prepaid expenses and other current assets	(416,748)	(51,085)

Accounts payable	(9,021)	471,054
Accrued expenses and other current liabilities	(183,295)	167,973
Net cash used in operating activities	(2,037,681)	(850,273)

Cash flows from investing activities
Purchase of property and equipment	(277,876)	(9,376)
Cash acquired on business combination	--	585,720
Net cash provided by (used in) investing activities	(277,876)	576,344

Cash flows from financing activities
Payment of deferred financing costs	(25,000)	(150,364)
Repayments to short-term loan	(42,986)	(97,384)
Proceeds from convertible debt	3,750,000	2,250,000
Repayment of borrowings from noteholders	(2,175,000)
Repayments of long term debt	(83,578)	(137,371)
Proceeds from sale of common stock	650,000
Repayment of shareholder loan	--	(2,742)
Net cash provided by financing activities	2,073,436	1,862,139

Net increase (decrease) in cash and cash equivalents	(242,121)	1,588,210

Cash and cash equivalents, beginning of period	416,333	251,475

Cash and cash equivalents, end of period	$174,212	$1,839,685

Supplemental disclosures of cash flow information:

Interest paid	$256,482	$218,497
Debt discount from warrant liability	$2,755,274	--

See accompanying notes to consolidated financial statements

BioZone Pharmaceuticals. Inc.
Notes To Consolidated Financial Statements
June 30, 2012
(Unaudited)

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

The results of operations for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year or for any other period.

2. Business Description and Going Concern

BioZone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006.  On March 1, 2011, we changed our name from International Surf Resorts, Inc. to BioZone Pharmaceuticals, Inc.

On May 16, 2011, we acquired substantially all of the assets and assumed all of the liabilities of Aero Pharmaceuticals, Inc. (“Aero”) pursuant to an Asset Purchase Agreement dated as of that date. Aero manufactures, markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals (see Note 4).

On June 30, 2011, we acquired: (i) 100% of the outstanding common stock of BioZone Laboratories, Inc. (“BioZone Labs”) in exchange for 19,266,055 shares of our common stock; (ii) 100% of the outstanding membership interests of Equalan, LLC (“Equalan”) and Equachem, LLC (“Equachem”) in exchange for 1,027,523 and 385,321 shares of our common stock, respectively; and (iii) 45% of the outstanding membership interests of BetaZone Laboratories, LLC (“BetaZone”) in exchange for 321,101 shares of our common stock, for a total of 21 million shares.  The acquired entities shared substantially common ownership prior to the foregoing acquisition. (We refer to BioZone Labs, Equalan, Equachem and BetaZone, collectively as the “BioZone Lab Group”).

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

These consolidated financial statements are presented on the basis that we will continue as a going concern concept which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2012, we have a shareholder deficiency of $3,931,522, negative working capital of $5,680,030, which includes a non-cash derivative liability of $4,572,341, and have sustained operating losses for the prior two fiscal years.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

The Company considered the terms of its interest in 580 Garcia and determined that 580 Garcia is a VIE in accordance with ACS 810-10-55, which should be consolidated.  As of June 30, 2012, amounts included in the consolidated assets relating to 580 Garcia, which are shown in property and equipment, and consolidated liabilities, which are reported in long-term debt, total $766,205 and $2,613,675, respectively. The Company’s involvement with the entity is limited to its lease to rent the facility from 580 Garcia, with the Company as the only tenant, and the guarantee of the mortgage loan on the property of 580 Garcia. The Company’s maximum exposure to loss, based on the Company’s guarantee of the mortgage loan of 580 Garcia, is $2,613,675, which equals the carrying amount of the liability as of June 30, 2012.

Our investment in Betazone, which is our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.

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

Our derivative instruments consisting of warrants to purchase shares of our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at June 30, 2012:

Estimated dividends	None
Expected volatility	100%
Risk-free interest rate	0.83%
Expected term	4.25 years

Goodwill. Goodwill represents the excess of the consideration transferred over the fair value of net assets of business purchased. Goodwill is not being amortized but is evaluated for impairment on at least an annual basis.

4. Aero Acquisition

On May 16, 2011, we acquired the assets and assumed the liabilities of Aero in exchange for a total of 8,331,396 shares of our common stock, valued at $2 million as further described below. The acquisition was accounted for under the acquisition method of accounting.  On September 21, 2011, the Company issued 13,914 shares of common stock to Aero in consideration for the delay in filing the Company’s Registration Statement on Form S-1, as required in the Asset Purchase Agreement between the Company and Aero.  These shares were valued at $0.50 per share and the resulting amount was charged to interest expense at the time of issuance.

The Company engaged a leading financial advisory firm specializing in corporate finance and business valuation to determine the fair value of certain identifiable intangible assets of Aero which were identified based on an analysis of the transaction, a review of available supporting documents, and discussions with management.  The analysis focused on determining which components met the requirements for recognition as an intangible asset separate from goodwill under ASC 805, and had characteristics that allowed its value to be reasonably estimated. This analysis ultimately identified the acquired brands and customer relationships as the qualifying intangible assets subject to amortization, which were valued at $110,000 and $172,800, respectively.  Intangible assets recognized apart from goodwill are classified as finite lived (subject to amortization) on the basis of the intangible asset’s expected useful life, which was determined to be 5 years.

Accordingly, the purchase price has been allocated to the fair values of tangible and intangible assets acquired and liabilities assumed at the acquisition date as follows:

Financial assets	$598,168
Inventory	92,343
Property and equipment	1,377
Financial liabilities	(1,672)
Total identifiable assets	690,216
Goodwill	1,026,984
Intangibles	282,800
Total	$2,000,000

5. Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	June 30, 2012	December 31, 2011
Vehicles	5 years	$300,370	$300,370
Furniture and Fixtures	10 years	64,539	60,936
Computers	5 years	192,342	191,206
MFG equipment	10 years	4,026,120	3,967,302
Lab Equipment	10 years	988,122	821,639
Bldg/Leasehold	19 years (remainder of lease)	1,652,065	1,608,055
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,174,699	7,900,649
Accumulated depreciation		(4,764,832)	(4,558,202)
Net		$3,409,867	$3,342,447

6. Equity Method Investments.  Our investment in Betazone, which is our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.  Summarized financial information for our investment in Betazone assuming 100% ownership interest is as follows:

	June 30, 2012	December 31, 2011
Balance sheet
Current assets	31,843	124,462
Current liabilities	226,869	131,672

Statement of operations
Revenues	17,632	315,346
Net loss	(169,922)	(102,047)

In 2011, the Company's share of Betazone's losses became equal in amount to the carrying value of its investment in Betazone. Accordingly, the Company suspended the equity method of accounting for its investment and no additional losses were charged to operations. The Company’s unrecorded share of losses for the six months ended June 30, 2012 totaled $76,465.

7. Convertible Notes Payable

The “March 2011 Notes”

On March 29, 2011, the Company sold 10% secured convertible promissory notes in the aggregate amount of $2,250,000, (the “March 2011 Notes”) and warrants (the “March 2011 Warrants”) to purchase securities of the Company in a Target Transaction Financing (as defined in the governing purchase agreement), pursuant to a Securities Purchase Agreement entered into on February 22, 2011.

The March 2011 Notes, extended as described below, originally were scheduled to mature on the earlier of October 29, 2011 or the closing date of the Target Transaction Financing. The entire principal amount and any accrued and unpaid interest was due and payable in cash on such maturity date.

We recorded the liability for the March 2011 Notes at an amount equal to the full consideration received upon issuance without considering the warrant value because the determination of the number of warrants and the exercise price of the warrants was dependent on the closing date of, and the price of securities issued in the Target Transaction Financing, which had yet to take place.

Effective October 28, 2011, the holders of the March 2011 Notes agreed to extend the maturity date of the March 2011 Notes (the “Extension Agreement”) to October 29, 2011 (see Note 5). As consideration for the agreement by the holders to enter into the Extension Agreement, the Company (i) issued to the holders an aggregate of 112,500 shares of its common stock, and (ii) paid to the holders an aggregate of $129,000 of interest for the period beginning on February 28, 2011 (the date the holders placed the principal amount in escrow) and ending on March 28, 2011. The Company agreed to provide piggyback registration rights with respect to the 112,500 shares of common stock on the same terms and conditions provided for the securities required to be registered pursuant to the registration rights obligations by the Company under the private placement transaction documents.

The Company agreed that if it failed to repay the March 2011 Notes on or before the amended maturity date, then in addition to the interest due under the March 2011 Notes, the Company would pay an additional 2% penalty (annualized) for each 30 day period during which all or any portion of the principal or accrued interest remains unpaid, subject to a maximum aggregate interest rate of 20% (the sum of the 10% interest rate plus 2% for each 30 day delay period), with such 2% penalty calculated on the full principal amount regardless of whether any portion thereof has been repaid by the Company and such full amount accruing as of the day following the amended maturity date and then upon each 30 day anniversary of the amended maturity date.

On December 8, 2011, the Company repaid $200,000 to one of the note holders. In March 2012, the Company repaid in full all of the remaining outstanding principal and accrued interest due with respect to the March 2011 Notes.

The “September 2011 Note”

On September 22, 2011, the Company issued a 10% unsecured convertible promissory note with a principal amount of $500,000 due on March 22, 2012 (the “September 2011 Note”) and a warrant (the “September 2011 Warrant”) to purchase certain securities of the Company in the Target Transaction Financing, pursuant to a Securities Purchase Agreement entered into on that date.

On November 30, 2011, the holder of the September 2011 Note converted the entire principal amount and accrued interest due with respect to the September 2011 Note into 1,018,356 shares of our common stock. In addition, we issued to the holder a warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

The “February 2012 Notes”

On February 24, 2012, we entered into a Securities Purchase Agreement with OPKO Health Inc. pursuant to which we sold a 10% secured convertible promissory note in the aggregate principal amount of $1,700,000 due two years from the date of issuance and issued warrants to purchase 8,500,000 shares of the our common stock, at an exercise price of $0.20 per share, for gross proceeds of $1,700,000.

On February 28, 2012 and February 29, 2012, we entered in a Securities Purchase Agreement with two additional buyers pursuant to which we sold an additional $600,000 aggregate principal amount of notes and issued warrants to purchase an additional 3,000,000 shares of our common stock, at an exercise price of $0.20 per share, for gross proceeds of $600,000, on the same terms as the notes and warrants issued to OPKO as described above.

In connection with the sale of the notes and the warrants, the Company and the collateral agent for the buyers entered into a Pledge and Security Agreement pursuant to which all of our obligations under the notes are secured by a first priority perfected security interest in all of our tangible and intangible assets, including all of our ownership interest in our subsidiaries.

The entire principal amount and any accrued and unpaid interest on the notes is due and payable in cash on the maturity date set forth in the notes.  The notes bear interest at the rate of 10% per annum.  The notes are convertible into shares of our common stock at an initial conversion price of $0.20 per share, subject to adjustment.  We may prepay any outstanding amount due under the notes, in whole or in part, prior to the maturity date.  The notes are subject to certain “Events of Defaults” which could cause all amounts due and owing thereunder to become immediately due and payable. Among other things, our failure to pay any accrued but unpaid interest when due, the failure to perform any obligation under the governing transaction documents or if any representation or warranty made by the Company in connection with the governing transaction documents proves to have been incorrect in any material respect constitutes an Event of Default under the governing transaction documents.

The Company is prohibited from effecting a conversion of the notes or exercise of the warrants, to the extent that as a result of such conversion or exercise the holder would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of such note or exercise of such warrant, as the case may be.

The conversion feature of the convertible notes provides for a rate of conversion that is below market value.  This feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20.  In this circumstance, the convertible debt has been recorded net of the discount related to the warrants issued with the note and recorded as interest expense.  We recorded a BCF of $5,750,000 related to the February 2012 Notes.

The warrants are immediately exercisable and expire ten years after the date of issuance.  The warrants have an initial exercise price of $0.40 per share.  The warrants are exercisable in cash or through a “cashless exercise”.

We determined that the initial fair value of the warrants was $5,221,172 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the notes.  Under authoritative guidance, the carrying value of the notes may not be reduced below zero.  Accordingly, we recorded interest expense of $2,921,172 at the time of the issuance of the notes, which is the excess of the value of the warrants over the allocated fair value of the notes.  The discount related to the notes will be amortized over the term of the notes as interest expense, calculated using an effective interest method.

The “March 2012 Purchase Order Notes”

On March 13, 2012, we sold a 10% senior convertible promissory note with a principal amount of $1,000,000 (the “Purchase Order Note”) to an accredited investor for a purchase price of $1,000,000.  The principal amount of the Purchase Order Note is payable in cash on such dates and in such amounts as set forth in the Purchase Order Note, based on the receipt of proceeds from sales to a certain vendor (the “Vendor Proceeds”).  The last date of the scheduled payments under the Purchase Order Note is referred to as the “Final Maturity Date”. All of our obligations under the Purchase Order Note are secured by a first priority security interest in the Vendor Proceeds. The holder of the notes issued in February 2012 agreed to subordinate their security interest in the Vendor Proceeds to the interest of the holder of the Purchase Order Note.

The Purchase Order Note is convertible into shares of our common stock at an initial conversion price of $1.50 per share. The Purchase Order Note bears interest at the rate of 10% per annum.  We may prepay any outstanding amounts owing under the Purchase Order Note, in whole or in part, at any time prior to the Final Maturity Date.  The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earliest of (1) the Final Maturity Date, (2) the consummation of a financing by the Company resulting in net proceeds equal to or greater than 1.5 times the remaining outstanding unconverted principal amount and (3) the occurrence of an Event of Default (as defined in the Purchase Order Note).

The Company has not recorded a BCF on the March 2011 Purchase Order Notes due to the effective conversion price being greater than the fair value of the Company’s stock at the issuance date.

The Company is prohibited from effecting a conversion of the Purchase Order Note, to the extent that as a result of such conversion, the holder would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Purchase Order Note.

As of June 30, 2012, the Company repaid $125,000 of the Purchase Order Note.

The “April 2012 Working Capital Notes”

On April 18, 2012, we sold a 10% senior convertible promissory note with a principal amount of $250,000 (the “Working Capital Note”) to an accredited investor for a purchase price of $250,000.  The principal amount of the Working Capital Note is payable in cash on such dates and in such amounts as set forth in the Working Capital Note based on the receipt of the Vendor Proceeds.  The last date of the scheduled payments under the Working Capital Note is referred to as the “Final Maturity Date”. All of our obligations under the Purchase Order Note are secured by a first priority security interest in the Vendor Proceeds. The buyers of the February 2012 Notes agreed to subordinate their security interest in the Vendor Proceeds to the interest of the holder of the Working Capital Note.

The Working Capital Note is convertible into shares of our common stock at an initial conversion price of $1.50 per share. The Working Capital Note bears interest at the rate of 10% per annum.  We may prepay any outstanding amounts owing under the Working Capital Note, in whole or in part, at any time prior to the Final Maturity Date.  The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earliest of (1) the Final Maturity Date, (2) the consummation of a financing by the Company resulting in net proceeds equal to or greater than 1.5 times the remaining outstanding unconverted principal amount and (3) the occurrence of an Event of Default (as defined in the Working Capital Note).

The Company is prohibited from effecting a conversion of the Working Capital Note, to the extent that as a result of such conversion, the holder would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the Working Capital Note.

On June 28, 2012, the holder of the Working Capital Note exchanged such note for the June 2012 Convertible Notes described below.

The “June 2012 Working Capital Notes”

On June 13, 2012, we sold 10% promissory notes with an aggregate principal amount of $200,000 (the “June 2012 Working Capital Notes”) to accredited investors for an aggregate purchase price of $200,000. The principal amount of the June 2012 Working Capital Notes is payable in cash on the date that is the earlier of receipt by the Company of $500,000 or more from any source (other than sales in the ordinary course of business) or three months from the issuance date.

The June 2012 Working Capital Notes bear interest at the rate of 10% per annum. We may prepay any outstanding amounts owing under the June 2012 Working Capital Notes, in whole or in part, at any time prior to the maturity date.

On June 28, 2012, the holders of the June 2012 Working Capital Notes exchanged such notes for the June 2012 Convertible Notes described below.

The “June 2012 Convertible Notes”

On June 28, 2012, we issued 10% convertible promissory notes (the “June 2012 Convertible Notes”) with an aggregate principal amount of $455,274 and warrants (the “June 2012 Warrants”) to purchase 2,250,000 shares of our common stock at an exercise price of $0.40 per share to the holders of the Working Capital Notes and June 2012 Working Capital Notes with an aggregate amount of principle and accrued interest due as of such date equal to the aggregate principle amount of the June 2012 Convertible Notes. The Working Capital Notes and June 2012 Working Capital Notes were cancelled.

The June 2012 Convertible Notes bear interest at the rate of 10% per annum and mature two years from their issue date.  We may prepay any outstanding amounts owing under the June 2012 Convertible Notes, in whole or in part, at any time prior to the maturity date.  The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earlier of the Maturity Date or the occurrence of an Event of Default (each as defined in the June 2012 Convertible Notes). The June 2012 Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.20 per share.

The Company is prohibited from effecting a conversion of the June 2012 Convertible Notes or exercise of the June 2012 Warrants, to the extent that as a result of such conversion or exercise, the holder would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the June 2012 Convertible Note or exercise of the June 2012 warrant, as the case may be.

The conversion feature of the convertible notes provides for a rate of conversion that is below market value.  This feature is characterized as a beneficial conversion feature (“BCF”).  A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20.  In this circumstance, the convertible debt has been recorded net of the discount related to the warrants issued with the note and recorded as interest expense.  We recorded a BCF of $1,138,185 related to the June 2012 Convertible Notes.

The June 2012 Warrants are exercisable immediately and expire ten years after the date of issuance and have an initial exercise price of $0.40 per share. The June 2012 Warrants are exercisable in cash or through a “cashless exercise”. We determined that the initial fair value of the June 2012 Warrants was $1,036,042 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the June 2012 Convertible Notes.  Under authoritative guidance, the carrying value of the June 2012 Convertible Notes may not be reduced below zero.  Accordingly, we recorded interest expense of $580,768, which is the excess of the value of the June 2012 Warrants over the allocated fair value of the June 2012 Convertible Notes, at the time of the issuance of the June 2012 Convertible Notes.  The discount related to the June 2012 Convertible Notes will be amortized over the term of the Notes as interest expense, calculated using an effective interest method.

The following table sets forth a summary of all the outstanding convertible promissory notes at June 30, 2012:

Convertible Promissory Notes
Convertible promissory notes issued	$6,505,274
Notes repaid	(2,375,000)
Less amounts converted to common stock	(500,000)
3,630,274
Less debt discount	2,371,941
Balance June 30, 2012	$1,258,333

8. Notes Payable – Shareholder. This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

9. Long Term Debt. Long-term debt consists of:

Notes payable of BioZone Labs	June 30, 2012	December 31, 2011
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%, payable in monthly installments of $168 to $1,589, inclusive of interest	$223,873	$307,255
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments of $3,640 inclusive of interest	242,627	257,639
Other	91,593	90,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum	2,613,675	2,643,438
	$3,171,768	$3,298,332
Less: current portion	217,755	260,741
Total	$2,954,013	$3,037,591

10. Warrants

The “March 2011Warrants”

In March, 2011, the Company issued the March 2011 Warrants to purchase securities of the Company in the Target Transaction Financing as defined in the governing purchase agreement (Note 7).

The March 2011 Warrants may be exercised immediately and expire five years after the date of issue. Each March 2011 Warrant has an initial exercise price of 120% of the price of the securities sold in the Target Transaction Financing (the “Financing Share Price”). The March 2011 Warrant entitles the holder to purchase the number of shares of Common Stock and/or other securities, including units of securities, sold in the Target Transaction Financing equal to the Warrant Coverage (as defined below) (a) multiplied by the principal amount of the Note (the “Purchase Price”) and (b) divided by the Financing Share Price. “Warrant Coverage” means (i) 50% if closed on or prior to 120 days, (ii) 75% if closed after 120 days but before 150 days and (iii) 100% if closed after 150 days after the closing of the Private Placement. The March 2011 Warrant is exercisable in cash or by way of a “cashless exercise” during any period that a registration statement covering the resale of the underlying shares of common stock and/or other securities issuable upon exercise of the March 2011 Warrant, or an exemption from registration is not available. The exercise price of the March 2011 Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing of the Private Placement. This adjustment provides that in the event that the Company issues certain securities at a price lower than the then applicable exercise price, the exercise price of the March 2011 Warrant will be immediately reduced to equal the price at which the Company issued the securities.

On February 28, 2012, each holder of March 2011 Warrants entered into a Cancellation Agreement, which provides, among other things, for the cancellation of the March 2011 Warrants. In exchange, the Company issued to the former holders of the March 2011 Warrants a total of 1,000,000 replacement warrants (the “Replacement Warrants”).  The Replacement Warrants may be exercised immediately and expire four years after the date of issue. Each Warrant has an initial exercise price of $0.60 per share, subject to adjustment for certain corporate reorganization transactions.

As of June 30, 2012, a total of 1,000,000 Replacement Warrants remain outstanding, with an exercise price of $0.60 per share

The “September 2011 Warrants”

In connection with the sale of the September 2011 Note, we issued the September 2011 Warrant to purchase certain securities of the Company in the Target Transaction Financing (Note 7).

The September 2011 Warrant may be exercised immediately and expires five years after the date of issue.  The September 2011 Warrant has an initial exercise price of the lower of $1.80 and 120% of the per share price in the Target Transaction Financing. The September 2011 Warrant entitles the holder to purchase the number of shares of common stock and/or other securities, including units of securities, sold in the PIPE Offering (as defined in the Warrant)  equal to the principal amount of the note issued pursuant to the Securities Purchase Agreement, divided by the lower of $1.50 and the per share price in the PIPE Offering. The September 2011 Warrant is exercisable in cash or, while a registration statement covering the resale of the underlying shares of common stock and/or other securities issuable upon exercise of the September 2011 Warrant, or an exemption from registration, is not available, by way of a “cashless exercise”. The exercise price of the September 2011 Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the issue date of the September 2011 Warrant. This adjustment provides that in the event that the Company issues certain securities at a price lower than the then applicable exercise price, the exercise price of the September 2011 Warrant shall be immediately reduced to equal the price at which the Company issued the securities.

On November 30, 2011, the holder of the September 2011 Note converted the entire principal amount and accrued interest due with respect to the note into 1,018,356 shares of our common stock and the September 2011 Warrant was cancelled. In exchange, we issued to the holder a Replacement Warrant to purchase 500,000 shares of our common stock at an exercise price of $1.00 per share.

On June 28, 2012, the holder of the Replacement Warrant exercised his right to acquire 500,000 shares of our common stock through the cashless exercise feature and we issued to the holder 375,000 shares of our common stock.

The “January 2012 Warrants”

On January 11, 2012 and January 25, 2012, we sold an aggregate of 1,300,000 units (the “Units”) to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase 0.5 shares of common stock at an exercise price of $1.00 per share, subject to adjustment upon the occurrence of certain events (the “January 2012 Warrants”). The January 2012 Warrants may be exercised on a cashless basis after twelve (12) months from the date of closing if there is no effective registration statement covering the resale of the underlying shares of common stock issuable upon exercise of the warrant. The January 2012 warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants upon request of the holders in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions).  Based on authoritative guidance, we have accounted for the January 2012 Warrants as liabilities.

As of June 30, 2012, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

The “February 2012 Warrants”

In connection with the sale of the February 2012 Notes, we issued the February 2012 Warrants entitling the holders to purchase up to 11,500,000 shares of our common stock (Note 7).

The February 2012 Warrants expire ten years from date of issuance and have an exercise price of $0.20 per common share. The February 2012 Warrants contain a “cashless exercise” feature and provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the February 2011 Warrants upon request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the February 2012 Warrants as liabilities. The liability for the warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related February 2012 Notes.

On April 25, 2012, certain holders February 2012 Warrants exercised their right to acquire 3,500,000 shares of our common stock through the cashless exercise feature and we issued to the holders a total of 2,636,804 shares of our common stock.

On July 3, 2012, the remaining holder of February 2012 Warrants exercised its right to acquire 8,500,000 shares of our common stock through the cashless exercise feature and we issued to the holder 7,650,000 shares of our common stock.

The Advisory and Consulting Warrants

As part of an Advisory and Consulting Agreement between the Company and Tekesta Capital Partners, in April 2012, we issued 200,000 warrants to purchase the Company’s common stock.  Based on authoritative guidance, we have accounted for these warrants as liabilities.

The warrants issued under the Advisory and Consulting Agreement expire five years from the date of issuance, have an exercise price of $0.60 per common share and contain a “cashless exercise” feature.

On August 2, 2012, holders of all the outstanding warrants issued under the Advisory and Consulting Agreement exercised their warrants on a cashless basis and received a total of 170,000 shares of the Company’s common stock.

“The June 2012 Warrants”

In connection with the issuance of the June 2012 Notes, we issued the June 2012 Warrants entitling the holders to purchase up to a total of 2,250,000 shares of our common stock (Note 7).

The June 2012 Warrants expire ten years from the date of issuance and have an exercise price of $0.40 per common share. The June 2012 Warrants contain a “cashless exercise” feature. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants upon the request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the June 2012 Warrants as liabilities. The liability for the June 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related June 2012 Notes.

On June 28, 2012, the holders of the June 2012 Warrants exercised their rights to acquire 2,250,000 shares of our common stock through the cashless exercise feature and we issued to the holders a total of 2,025,000 shares of our common stock.

11. Concentrations.  Two customers accounted for approximately 29% and 17% of our sales during the six months ended June 30, 2012 as compared to 20% and 13% of the our sales for the six months ended June 30, 2011.  Two customers accounted for approximately 31% and 26% of our sales for the three months ended June 30, 2012 as compared to 30% and 14% of our sales for the three months ended June 30, 2011.

12. Contingencies

Employment Agreements

On June 30, 2011, the Company entered into three year executive employment agreements with three stockholders, Brian Keller, Christian Oertle and Daniel Fisher, to serve as our President, Chief Operating Officer and Executive Vice President, respectively. The agreements with Messrs. Keller and Fisher provide for annual salaries of $200,000 each and the agreement with Mr. Oertle provides for an annual salary of $150,000. Pursuant to the terms of the agreements, each of these stockholders is eligible to participate in the Company’s long term incentive compensation programs and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Board, subject to certain claw back rights. The agreements provide for payments of six months’ severance in the event of early termination (other than for cause).

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President for cause.

On February 3, 2012, Mr. Fisher resigned from his position as a director of the Company.

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial period of each lease.  Total rent and related expenses under operating leases were $317,282 and $337,329 for the six months ended June 30, 2012 and 2011, respectively, and $142,084 and $178,846 for the three months ended June 30, 2012 and 2011, respectively.  Operating lease obligations after 2011 relate primarily to office facilities.

Litigation

We are not involved in any pending legal proceeding or litigation that we believe would have a material impact upon our business or results of operations except as may be described below.

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

Daniel Fisher v. BiZone Pharmaceuticals, Inc., Elliot Maza, Brauser Honig Frost Group, Michael Brauser, Barry Honig, and The Frost Group LLC, United States District Court, Northern District of California, No. 12-03716

On July 16, 2012, Daniel Fisher, a former officer and director of the Company, commenced an action in the United States District Court for the Northern District of California against the Company and certain officers and investors thereof.  Fisher asserts claims for breach of contract, conversion, wrongful termination, and unjust enrichment, and violation of the federal whistleblower statute arising from his former role as an officer and director of the Company and certain contractual agreements that he entered into with the Company.  Mr. Fisher seeks $23 million in damages as against all defendants.

The Company disputes Fisher’s allegations, intends to vigorously defend them, and has filed an action against Fisher in New York described below.

BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC, Supreme Court of the State of New York, County of New York, No. 652489/2012

On July 18, 2012, the Company commenced an action in New York State Court against Fisher and 580 Garcia Properties, LLC alleging breach of contract, breach of fiduciary duty, negligence, and fraud claims arising from Fisher’s former role as an officer and director of the Company.  The Company is seeking $2 million in damages, together with the cancellation of 6.65 million shares of the Company’s stock, and Fisher’s forfeiture of property located at 580 Garcia Avenue, Pittsburg, CA, which property is used by the Company as a warehouse facility.

13. Capital Deficiency

On January 11, 2012 and January 25, 2012, the Company sold an aggregate of 1,300,000 Units to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consists of: (i) one share of Common Stock and (ii) a four-year warrant to purchase 0.5 share of Common Stock purchased at an exercise price of $1.00 per share, subject to adjustment upon the occurrence of certain events.

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

On April 25, 2012, the Company issued 2,636,804 shares of common stock upon the cashless exercise of warrants to purchase 3,000,000 shares.

On June 28, 2012, the Company issued 2,400,000 shares of common stock upon the cashless exercise of warrants to purchase 2,750,000 shares.

14. Income Taxes. No provision for income taxes has been recorded due to the 100% valuation allowance provided against net operating loss carry forwards.

15. Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

On July 3, 2012,  the holder of February 2012 Warrants exercised its right to acquire 8,500,000 shares of our common stock through the cashless exercise feature and we issued to the holder 7,650,000 shares of our common stock.

On August 2, 2012, the holder of all the outstanding Advisory and Consulting Warrants exercised their warrants through the cashless exercise feature and received a total of 170,000 shares of the Company’s common stock.

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

Overview

BioZone Pharmaceuticals, Inc. (formerly, International Surf resorts, Inc.)  was incorporated under the laws of the State of Nevada on December 4, 2006.

On May 16, 2011, the Company acquired substantially all of the assets and assumed all of the liabilities of Aero pursuant to an Asset Purchase Agreement dated as of that date.  Aero manufactures markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals.

On June 30, 2011, the Company acquired the BioZone Labs Group, which operates as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. In addition, we have been developing our proprietary drug delivery technology as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

Results of Operations

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011:

Sales.

Sales for the three months ended June 30, 2012 and 2011 were $4,912,144 and $2,570,936, respectively. The increase in sales of $2,341,208 or 46.8% was primarily attributable to increases in customer orders from increased end-user demand.

Cost of Sales and Gross Profit.

Cost of sales for the three months ended June 30, 2012 and 2011 was $2,881,472 and $1,687,705, respectively, resulting in gross profit of $2,030,672 and $883,231, respectively. The gross profit percentage for the three months ended June 30, 2012 and 2011 was approximately 41% and 34%, respectively. The increase in gross profit of $1,147,441 and resulting increase in gross profit percentage is largely attributable to the increase in order size, resulting in greater labor efficiency, and an increase in sales of select products with increased margins.

Operating Expenses.

We had total operating expenses of $1,767,984 for the three months ended June 30, 2012 as compared to $1,342,947 for the three months ended June 30, 2011. The increase in operating expenses of $425,037 or 16.8% is due to an increase of general and administrative expenses of $176,007 which is primarily due to an increase in professional fees of $173,000, and an increase in depreciation and amortization primarily due to the amortization of our intangible assets, offset by small decreases in other accounts.  Our selling expenses increased by $95,918 or 33.6% to $242,976 for the three months ended June 30, 2012 from $147,058 for the three months ended June 30, 2011, due to the increase in sales.  Our research and development expenses increased $153,112, which primarily is due to the opening of our research facility in Princeton, New Jersey and the addition of five new staff members.

Interest Expense.

We incurred interest expense of $2,153,037 for the three months ended June 30, 2012 as compared to $108,686 for the three months ended June 30, 2011. The increase in interest expense of $2,044,351 is due to the recording of a debt discount of $580,768 related to the derivative liability of the June 2012 Warrants, accretion of debt discount of $287,500, the recording of a beneficial conversion feature (“BCF”) related to the June 2012 Convertible Notes, which was recorded as interest expense of $1,138,185, and interest related to increased borrowings.

Change in value of derivative instruments.

We recorded a gain of $37,726 for the three month period ended June 30, 2012 resulting from the decrease in the fair value of our derivative instruments. We had no derivative instruments outstanding with measurable fair value during the comparable period last year.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $1,852,623 for the three months ended June 30, 2012 as compared to a net loss of $568,402 for the three months ended June 30, 2011, an increase in net loss of $1,284,221.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011:

Sales.

Sales for the six months ended June 30, 2012 and 2011 were $8,422,186 and $5,007,315 respectively. The increase in sales of $3,414,871 or 68.2% was primarily attributable to increases in customer orders from increased end-user demand for our products.

Cost of Sales and Gross Profit.

Cost of sales for the six months ended June 30, 2012 and 2011 was $4,946,353 and $3,364,764, respectively, resulting in gross profit of $3,475,833 and $1,642,551, respectively. The gross profit percentage for the six months ended June 30, 2012 and 2011 was approximately 41% and 33%, respectively. The increase in gross profit of $1,833,282 and resulting increase in gross profit percentage is largely attributable to the increase in order size, resulting in greater labor efficiency, and an increase in sales of select products with increased margins.

Operating Expenses.

We had total operating expenses of $3,804,528 for the six months ended June 30, 2012 as compared to $2,531,965 for the six months ended June 30, 2011. The increase in operating expenses of $1,272,563 or 50.3% is due to an increase of general and administrative expenses of $780,211, which primarily is due to an increase in professional fees of $470,000, consisting of legal fees relating to general corporate governance, patent fees, consulting fees and audit and accounting fees, and an increase in depreciation and amortization due to the amortization of our intangible assets.  Our selling expenses increased by $179,390 or 62.9% to 464,537 for the three months ended June 30, 2012, compared to $285,147 for the three months ended June 30, 2011, due to the sales increase.  Our research and development expenses increased $312,962, which primarily is due to the opening of our research facility in Princeton, New Jersey and the addition of five new staff members.

Interest Expense.

We incurred interest expense of $11,375,882 for the six months ended June 30, 2012 as compared to $222,195 for the six months ended June 30, 2011. The increase in interest expense of $11,153,687 is due to the recording of a debt discount of $3,692,528 related to the derivative liability of the warrants issued in connection with the convertible notes issued in 2012, accretion of debt discount of $383,333, the recording of a beneficial conversion feature (“BCF”) for the February 2012 Notes and the June 2012 Convertible Notes, which was recorded as interest expense of $6,888,185, interest expense from increased borrowings and interest payments related to the repayment of the March 2011 Notes.

Change in value of derivative instruments.

We recorded a gain of $455,918 for the six month period ended June 30, 2012 on the fair value of our derivative instruments. We had no derivative instruments outstanding with measurable fair value during the comparable period last year.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $11,248,659 for the six months ended June 30, 2012 as compared to a net loss of $1,111,609 for the six months ended June 30, 2011, an increase in net loss of $10,137,050.

Liquidity and Capital Resources

As of June 30, 2012, our current assets were $4,368,821, as compared to $2,904,436 at December 31, 2011. As of June 30, 2012, our current liabilities were $10,048,851, as compared to $7,278,170 at December 31, 2011. Operating activities used net cash of $2,037,681 for the period ended June 30, 2012, as compared to using net cash of $850,273 for the period ended June 30, 2011.

During the period ended June 30, 2012, investing activities used net cash of $277,876, comprised of cash used for the purchase of property and equipment.  During the period ended June 30, 2011, investing activities provided cash of $576,344, primarily cash acquired in the Aero acquisition.

During the period ended June 30, 2012, cash of $2,073,436 was provided by financing activities, consisting of proceeds from the issuance of convertible notes of $3,750,000, and the sale of common stock of $650,000. This was offset by repayment of convertible notes payable of $2,175,000, repayments of debt of $126,564, and the payment of financing costs of $25,000, as compared to net cash provided by financing activities of $1,862,139 during the six-month period ended June 30, 2011, which consisted of proceeds from convertible notes of $2,250,000, offset by repayments of existing debt of $237,497, and the payment of financing costs of $150,364.

Our net loss for the six months ended June 30, 2012 and 2011 was a loss of $11,248,659 and a loss of $1,111,609, respectively. The increase in net loss of $10,137,050 includes the effect of non-cash expenses of $11,088,961 offset by a non-cash gain of $455,918 related to the issuance of convertible notes and warrants. As of June 30, 2012, we had cash and cash equivalents of $174,212 and negative working capital of $5,680,030, which includes a non-cash derivative liability of $4,572,341.

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

These consolidated financial statements are presented on the basis that we will continue as a going concern concept which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of June 30, 2012 we have a shareholder deficiency of $3,931,522, negative working capital of $5,680,030 (which includes a non-cash derivative liability of $4,572,341), and have sustained operating losses for the prior two fiscal years.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

Off–Balance Sheet Arrangements

As of June 30, 2012 we had no material off-balance sheet arrangements other than operating leases.

Contractual Obligations

On June 30, 2011, the Company entered into three year executive employment agreements with three stockholders, Brian Keller, Christian Oertle and Daniel Fisher, to serve as our President, Chief Operating Officer and Executive Vice President, respectively. The agreements with Messrs. Keller and Fisher provide for annual salaries of $200,000 each and the agreement with Mr. Oertle that provides for an annual salary of $150,000. Pursuant to the terms of the agreements, each of these executives is eligible to participate in the Company’s long term incentive compensation programs and is entitled to an annual bonus if the Company meets or exceeds criteria adopted by the Board, subject to certain claw back rights. The agreements provide for payments of six months’ severance in the event of early termination (other than for cause).

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President for cause and on February 3, 2012, Mr. Fisher resigned from his position as a director of the Company.

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

Properties

Our facilities are located in Pittsburg, California, Princeton, New Jersey, Miami, Florida and Englewood Cliffs, New Jersey.

BioZone Labs manufactures its products in a 20,000 square feet, cGMP facility in Pittsburg, California owned by 580 Garcia Avenue, LLC, its consolidated VIE, and fills and stores its products at a 60,000 square feet rented facility located at 701 Willow Pass Road, Pittsburg, CA. The lease for the Willow Pass Road facility expires on April 30, 2015 and provides for annual rentals of approximately $343,000.

We lease approximately 1,500 square feet of office space at 4400 Biscayne Boulevard, Miami, Florida. We employ two sales professionals for our Baker Cummins brand proprietary skin care products, both of whom are located in Miami, Florida. The lease expires on October 31, 2012 and provides for annual rentals of approximately $26,472. Our rent expense for our Miami facility through the end of the lease is $8,824.

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey where we conduct research and development activities related to our proprietary drug delivery technology. The lease expires on July 20, 2016. Rent expense is approximately $8,065 per month.

Our corporate headquarters is located at 550 Sylvan Avenue, Englewood Cliffs, New Jersey, where we lease approximately 800 square feet of office space. The lease expires on June 30, 2013. Rent expense is approximately $1,450 per month.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2012, as described in our Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Daniel Fisher v. BiZone Pharmaceuticals, Inc., Elliot Maza, Brauser Honig Frost Group, Michael Brauser, Barry Honig, and The Frost Group LLC, United States District Court, Northern District of California, No. 12-03716

On July 16, 2012, Daniel Fisher, a former officer and director of the Company, commenced an action in the United States District Court for the Northern District of California against the Company and certain officers and investors thereof.  Fisher asserts claims for breach of contract, conversion, wrongful termination, and unjust enrichment, and violation of the federal whistleblower statute arising from his former role as an officer and director of the Company and certain contractual agreements that he entered into with the Company.  Mr. Fisher seeks $23 million in damages as against all defendants.

The Company disputes Fisher’s allegations, intends to vigorously defend them, and has filed an action against Fisher in New York described below.

BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC, Supreme Court of the State of New York, County of New York, No. 652489/2012

On July 18, 2012, the Company commenced an action in New York State Court against Fisher and 580 Garcia Properties, LLC alleging breach of contract, breach of fiduciary duty, negligence, and fraud claims arising from Fisher’s former role as an officer and director of the Company.  The Company is seeking $2 million in damages, together with the cancellation of 6.65 million shares of the Company’s stock, and Fisher’s forfeiture of property located at 580 Garcia Avenue, Pittsburg, CA, which property is used by the Company as a warehouse facility.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 25, 2012, certain holders of February 2012 Warrants exercised their right to acquire 3,500,000 shares of our common stock through the cashless exercise feature and we issued to the holders a total of 2,636,804 shares of our common stock.

On June 28, 2012, the holder of the September 2011 Warrant exercised his right to acquire 500,000 shares of our common stock through the cashless exercise feature and we issued to the holder 375,000 shares of our common stock.

On June 28, 2012, the holders of the June 2012 Warrants exercised their rights to acquire 2,250,000 shares of our common stock through the cashless exercise feature and we issued to the holders a total of 2,025,000 shares of our common stock.

On July 3, 2012, the remaining holder of February 2012 Warrants exercised its right to acquire 8,500,000 shares of our common stock through the cashless exercise feature and we issued to the holder 7,650,000 shares of our common stock.

On August 2, 2012, holders of all the outstanding warrants issued under the Advisory and Consulting agreement exercised their warrants on a cashless basis and received a total of 170,000 shares of the Company’s common stock.

The above referenced issuances did not involve any underwriters, underwriting discounts or commissions, or any public offering.  The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933 as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioZone Pharmaceuticals, Inc.

Dated: August 14, 2012	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)