Form 10-Q/A
period 2012-03-31
BIOZONE PHARMACEUTICALS, INC.
filed 2012-08-17
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 1)
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

Explanatory Note

Overview

Biozone Pharmaceuticals, Inc. (the Company), is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (the Amendment) to restate and amend the Company’s previously issued and unaudited interim financial statements and related financial information as of March 31, 2012 and for the three months ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 21, 2012.  As described below and in Note 1, the restatement adjusts the Company’s accounting for certain convertible promissory notes of the Company.

Background

During the Company’s review of the interim financial statements for the three and six months ended June 30, 2012, the Company determined that the financial statements filed for the three month period ended March 31, 2012 contained a misstatement that needed to be corrected.  Specifically, the Company failed to record a Beneficial Conversion Feature ("BCF") for the OPKO Notes issued on February 24, 2012, which provide for a rate of conversion that is below market value of the common stock.  The BCF results in a charge to interest expense of $5,750,000 that should have been recorded in the quarter ended March 31, 2012.  The carrying value of the OPKO Notes has been recorded net of the discount related to the warrants issued with the notes and with no further reduction for the BCF.  In addition, while not a cause of the restatement, management believed that certain expense items should be disclosed as a separate line item in the statement of operations and classified as selling expenses, while certain other expenses should be included in the cost of goods sold line item and have been reclassed to those accounts.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2012.  The effect of the restatement on the condensed consolidated balance sheet as of March 31, 2012 is as follows:

March 31, 2012	As Reported	Adjustments	As Restated
Additional paid-in capital	$3,987,416	$5,750,000	$9,737,416
Accumulated deficit	(9,809,513)	(5,750,000)	(15,559,513)

The effect of the restatement on the condensed consolidated income statement for the three months ended March 31, 2012 is as follows:

	As Reported	Adjustments	As Restated
Cost of sales	$(1,783,066)	$(281,815)	$(2,064,881)
Gross Profit	1,726,976	(281,815)	1,445,161
General and administrative expenses	2,096,745	(503,376)	1,593,369
Selling expenses	--	221,561	221,561
Total Operating Expenses	2,318,359	(281,815)	2,036,544
Income (loss) from operations	(591,383)	--	(591,383)
Interest Expense	(3,472,845)	(5,750,000)	9,222,854
Loss before income taxes	(3,646,036)	(5,750,000)	(9,396,036)
Net loss	(3,646,036)	(5,750,000)	(9,396,036)
Net loss per common share	$(0.06)	$(0.11)	$(0.17)

The effect of the restatements on the condensed consolidated statement of cash flows for the three months ended March 31, 2012 is as follows:

2012	As Reported	Adjustments	As Restated
Net loss	$(3,646,036)	(5,750,000)	(9,396,036)
Non-cash interest expense	27,397	5,750,000	5,777,397

The effect of the restatement on the condensed consolidated income statement for the three months ended March 31, 2011 is as follows:

	As Reported	Adjustments	As Restated
Cost of sales	$(1,106,485)	$(392,973)	$(1,499,458)
Gross Profit	1,690,983	(392,973)	1,298,010
General and administrative expenses	1,523,225	(531,061)	992,164
Selling expenses	--	138,088	138,088
Total Operating Expenses	1,588,092	(392,973)	1,195,119
Income (loss) from operations	102,891	--	102,891

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I
Item 1- Financial Statements (Unaudited) including notes 1and 7 to the condensed consolidated financial statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

Additionally, in this Amendment, the Company is including currently dated certifications from the Company’s Principal Executive officer and Principal Financial officer as required by Section 302 of the Sarbanes-Oxley Act of 2002 in Exhibits 31.1 and a currently dated certification from the Company’s Principal Executive Officer and Principal Financial Officer as require by Section 906 of the Sarbanes-Oxley Act of 2002 in Exhibit 32.1.

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on May 21, 2012 (the initial Form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the initial Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month period ended March 31, 2012.

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

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:  FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited) (Restated)
ASSETS

Current assets:
Cash and cash equivalents	$76,883	$416,333
Account receivable net of allowance for doubtful accounts	1,036,358	523,039
$458,524 and $449,524, respectively
Inventories	1,741,737	1,819,751
Prepaid expenses and other current assets	381,227	145,313
Total current assets	3,236,205	2,904,436

Property and equipment, net	3,484,297	3,342,447
Deferred financing costs, net	23,409	25,319
Goodwill	1,026,984	1,026,984
Intangibles, net	233,311	247,450

	4,768,001	4,642,200

Total Assets	$8,004,206	$7,546,636

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	1,170,169	1,616,673
Accrued expenses and other current liabilities	1,035,238	1,181,852
Accrued interest	27,397	83,548
Notes payable - shareholder	1,099,715	1,099,715
Convertible notes payable	1,095,833	2,050,000
Deferred income tax	102,022	102,022
Derivative instruments	6,002,102	883,619
Current portion of long term debt	241,149	260,741
Total current liabilities	10,773,625	7,278,170

Long Term Debt	2,995,742	3,037,591

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	56,936	55,181
56,936,165 and 55,181,165 shares issued and outstanding at March 31, 2012, and December 31,2011, respectively
Additional paid-in capital	9,737,416	3,339,171
Accumulated deficit	(15,559,513)	(6,163,477)

Total shareholders' deficiency	(5,765,161)	(2,769,125)

Total liabilities and shareholders' deficiency	$8,004,206	$7,546,636

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Reststated)

Sales	$3,510,042	$2,797,468

Cost of sales	(2,064,881)	(1,499,458)

Gross profit	1,445,161	1,298,010

Operating Expenses:
General and adminstrative expenses	1,593,369	992,164
Selling expenses	221,561	138,088
Research and development expenses	221,614	64,867
Total Operating Expenses	2,036,544	1,195,119

Income (Loss) from operations	(591,383)	102,891

Interest expense	(9,222,845)	(109,591)
Change in fair value of derivative liability	418,192	-
Equity in loss of unconsolidated subsidiary		(6,595)

Loss before income taxes	(9,396,036)	(13,295)

Income taxes	-	-

Net loss	$(9,396,036)	$(13,295)

Net loss per common share	$(0.17)	$(0.00)

Basic and diluted weighted average common shares outstanding	56,366,331	44,749,999

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2012	2011
	(Restated)

Cash flows from operating activities
Net loss	$(9,396,036)	$(13,295)
Adjustments to reconcile net loss to net cash
used in operating activities:

Bad debt expense	9,000	7,000
Depreciation & Amortization	114,716	76,433
Amortization of financing costs	1,910	6,750
(Loss) on change in fair value of derivative liability	(418,192)	-
Interest expense related to warrants	3,332,508	-
Equity interest in subsidiary	-	6,595
Non-cash interest expense	5,777,397	1,849
Changes in assets and liabilities:
Account receivable-trade	(522,319)	6,634
Inventories	78,014	(430,441)
Prepaid expenses and other current assets	(235,914)	2,714
Deferred taxes	-	7,060
Accounts payable	(446,504)	(270,618)
Accrued expenses and other current liabilities	(230,162)	137,080
Net cash used in operating activities	(1,935,582)	(462,239)

Cash flows from investing activities
Purchase of property and equipment	(242,427)	(24,902)

Net cash used in investing activities	(242,427)	(24,902)

Cash flows from financing activities
Proceeds from convertible debt	3,300,000	2,250,000
Proceeds from sale of common stock	650,000	-
Payment of deferred financing costs	-	(150,364)
Borrowings from noteholders	-	406,647
Repayment of borrowings from noteholders	(2,111,441)	(29,597)
Payment to shareholder	-	(1,355)
Net cash provided by financing activities	1,838,559	2,475,331

Net increase (decrease) in cash and cash equivalents	(339,450)	1,988,190

Cash and cash equivalents, beginning of period	416,333	251,475

Cash and cash equivalents, end of period	$76,883	$2,239,665

Supplemental disclosures of cash flow information:

Interest paid	$223,885	$107,742

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

Restatement of March 31, 2012 Financial Statement: During the Company’s review of the interim financial statements for the three and six months ended June 30, 2012, the Company determined that its preliminary accounting for certain expenses and the needed to be corrected. As a result, a beneficial conversion factor that has previously not been recorded has been recorded as interest expense under ASC Topic 470-20.

In addition, the Company's consolidated statement of cash flows for the three months ended March 31, 2012 has been adjusted to correct the omission of the beneficial conversion feature. The error resulted in no net change to the cash flow statement.

Background

During the Company’s review of the interim financial statements for the three and six months ended June 30, 2012, the Company determined that the financial statements filed for the three month period ended March 31, 2012 contained a misstatement that needed to be corrected. Specifically, the Company failed to record a Beneficial Conversion Feature ("BCF") for the OPKO Notes issued on February 24, 2012, which provide for a rate of conversion that is below market value of the common stock. The BCF results in a charge to interest expense of $5,750,000 that should have been recorded in the quarter ended March 31, 2012. The carrying value of the OPKO Notes has been recorded net of the discount related to the warrants issued with the notes and with no further reduction for the BCF. In addition, while not a cause of the restatement, management believed that certain expense items should be disclosed as a separate line item in the statement of operations and classified as selling expenses, while certain other expenses should be included in the cost of goods sold line item and have been reclassed to those accounts.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2012. The effect of the restatement on the condensed consolidated balance sheet as of March 31, 2012 is as follows:

March 31, 2012	As Reported	Adjustments	As Restated
Additional paid-in capital	$3,987,416	$5,750,000	$9,737,416
Accumulated deficit	(9,809,513)	(5,750,000)	(15,559,513)

The effect of the restatement on the condensed consolidated income statement for the three months ended March 31, 2012 is as follows:

	As Reported	Adjustments	As Restated
Cost of sales	$(1,783,066)	$(281,815)	$(2,064,881)
Gross Profit	1,726,976	(281,815)	1,445,161
General and administrative expenses	2,096,745	(503,376)	1,593,369
Selling expenses	--	221,561	221,561
Total Operating Expenses	2,318,359	(281,815)	2,036,544
Income (loss) from operations	(591,383)	--	(591,383)
Interest Expense	(3,472,845)	(5,750,000)	9,222,854
Loss before income taxes	(3,646,036)	(5,750,000)	(9,396,036)
Net loss	(3,646,036)	(5,750,000)	(9,396,036)
Net loss per common share	$(0.06)	$(0.11)	$(0.17)

The effect of the restatements on the condensed consolidated statement of cash flows for the three months ended March 31, 2012 is as follows:

2012	As Reported	Adjustments	As Restated
Net loss	$(3,646,036)	(5,750,000)	(9,396,036)
Non-cash interest expense	27,397	5,750,000	5,777,397

The effect of the restatement on the condensed consolidated income statement for the three months ended March 31, 2011 is as follows:

	As Reported	Adjustments	As Restated
Cost of sales	$(1,106,485)	$(392,973)	$(1,499,458)
Gross Profit	1,690,983	(392,973)	1,298,010
General and administrative expenses	1,523,225	(531,061)	992,164
Selling expenses	--	138,088	138,088
Total Operating Expenses	1,588,092	(392,973)	1,195,119
Income (loss) from operations	102,891	--	102,891

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
2,000,000

5. Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	March 31, 2012	December 31, 2011

Vehicles	5 years	$300,370	$300,370
Furniture and Fixtures	10 years	64,540	60,936
Computers	5 years	191,648	191,206
MFG equipment	10 years	4,011,872	3,967,302
Lab Equipment	10 years	988,122	821,639
Bldg/Leasehold	19 years (remainder of lease)	1,635,378	1,608,055
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,143,071	7,900,649
Accumulated depreciation		(4,658,774)	(4,558,202)
Net		$3,484,297	$3,342,447

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

The conversion feature of the convertible notes provides for a rate of conversion that is below market value. This feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to ASC Topic 470-20. In this circumstance, the convertible debt has been recorded net of the discount related to the warrants issued with the note and recorded as interest expense. We recorded a BCF of $5,750,000 related to the OPKO Notes.

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

The Company has not recorded a BCF on the March 2012 Purchase Order Notes due to the effective conversion price being greater than the fair value of the Company's stock at the issuance date.

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

Cost of Sales and Gross Profit

Cost of sales for the period ended March 31, 2012 and 2011 was $2,064,881 and $1,499,458, respectively, resulting in gross profit of $1,445,161 and $1,298,010, respectively. The gross profit percentage for the periods ended March 31, 2012 and 2011 was 41% and 46% respectively. The decrease in the gross profit percentage was due to increases in raw material costs, which we were unable to pass along to customers. The increase in gross profit of $147,151 or 11.3% was primarily attributable to increased end user demand for our products.

Operating Expenses

We had total operating expenses of $2,036,544 for the period ended March 31, 2012 as compared to $1,195,119 for the period ended March 31, 2011. The increase in operating expenses of $841,425 is due to an increase in general and administrative expenses $601,205, which is primarily due to an increase in professional fees of approximately $297,000 which consist of legal fees relating to general corporate governance, patent fees, consulting fees and audit and accounting fees as well as small increases in various other accounts.  Depreciation and amortization expense increased $33,143 due to the addition of the amortization of intangible assets of $14,139, as well as an increase in fixed assets. Our selling expenses increased by $83,473 or 60.6% to $221,561 for the three months ended March 31, 2012, from 138,088 for the three months ended March 31, 2012 due the the increase in sales. Research and Development expenses increased $156,747, which is primarily due to the opening of our research facility in Princeton, New Jersey and the addition of 5 new staff members.

Interest Expense

We incurred interest expense of $9,222,845 for the period ended March 31, 2012 as compared to $109,591 for the period ended March 31, 2011. The increase in interest expense of $9,113,254 is due to the recording of a debt discount related to the derivative liability of the warrants issued in connection with the OPKO Notes warrants of $2,926,171 and the issuance of warrants in January 2012 valued as a deriviative liability of $185,589, the recording of a beneficial conversion feature related to the OPKO Notes, which was recorded as interest expense of $5,750,000, with the remaining increase due to interest payments related to the repayment of the March 2011 Notes.

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

Our net loss for the period ended March 31, 2012 and 2011, respectively was a loss of $9,396,036 and a loss of $13,295. We anticipate that we will continue to generate losses from operations for the foreseeable future as we invest in research and development activities in furtherance of our business plan of advancing our drug delivery technology. As of March 31, 2012, we had cash and cash equivalents of $76,883 and negative working capital of $7,537,420.

The increase in net loss of $9,382,741 between the period ended March 31, 2012 and the period ended March 31, 2011 largely is attributable to our goal of changing the business of the Company from a vacation real estate and rentals business to a OTC and cosmetic and beauty product manufacturer and investing in research and development activities related to our drug delivery technology.

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

Biozone Pharmaceuticals, Inc.

Dated: August 17, 2012	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)