Form 10-Q/A
period 2012-06-30
BIOZONE PHARMACEUTICALS, INC.
filed 2012-09-06
CIK 1412486

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 69,792,969 shares as of August 14, 2012

EXPLANATORY NOTE

The purpose of this Amendment on Form 10-Q/A to Biozone Pharmaceuticals, Inc.'s quarterly report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012 (the “Form 10-Q”), is solely to furnish the information presented in Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S–T.

No other changes have been made to our Form 10-Q filed on August 14, 2012. This Amendment speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

ITEM 6 - EXHIBITS.

31.1*	Certification pursuant to Section 302 of Sarbanes Oxley Act of 2002.

32.1*	Certification Pursuant to 18 U.S.C. Section 1350.

101**	The following materials from Biozone Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

*Incorporated by reference to our Quarterly Report on Form 10-Q filed with the SEC on August 14, 2012
**  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biozone Pharmaceuticals, Inc.

Dated: September 6, 2012	By:	/s/ Elliot Maza
Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)