Form 10-Q/A
period 2012-06-30
BIOZONE PHARMACEUTICALS, INC.
filed 2012-09-28
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A
(Amendment No.2)

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

EXPLANATORY NOTE

Overview

Biozone Pharmaceuticals, Inc. (the Company), is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q for the quarter ended June 30, 2012 (the Amendment) to amend and restate the Company’s previously issued and unaudited interim financial statements and related financial information as of June 30, 2012 and for the three and six months ended June 30, 2012, which was originally filed with the Securities and Exchange Commission on August 14 2012 and amended on September 6, 2012.  As described below and in Note 1, the restatement adjusts the Company’s accounting for certain convertible promissory notes of the Company.

Background

During the Company’s review of the financial statements for the three and six months ended June 30, 2012, previously filed on form 10-Q on August 14, 2012 the Company determined that the financial statements filed for the period ended June 30, 2012 contained a misstatement relating to its accounting treatment of a beneficial conversion feature associated with convertible notes issued on February 24, 2012.  Specifically, the Company did not need to record a beneficial conversion feature because the amount exceeded the amount of proceeds allocated to the convertible notes.  ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument.

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the period ended June 30, 2012.  The effect of the restatement on the consolidated balance sheet as of June 30, 2012 is as follows:

June 30, 2012	As Reported	Adjustments	As Restated
Additional paid-in capital	$13,418,641	$(6,888,185)	$6,530,456
Accumulated deficit	(17,412,136)	(6,888,185)	(10,523,951)

The effect of the restatement on the consolidated income statement for the three and six months ended June 30, 2012 is as follows:

Three months ended June 30, 2012	As Reported	Adjustments	As Restated
Interest Expense	(2,153,037)	1,138,185	(1,014,852)
Loss before income taxes	(1,852,623)	1,138,185	(714,438)
Net loss	(1,852,623)	1,138,185	(714,438)
Net loss per common share	$(0.03)	$0.02	$(0.01)

Six months ended June 30, 2012	As Reported	Adjustments	As Restated
Interest Expense	(11,375,882)	6,888,185	(4,487,697)
Loss before income taxes	(11,248,659)	6,888,185	(4,360,474)
Net loss	(11,248,659)	6,888,185	(4,360,474)
Net loss per common share	$(0.19)	$0.11	$(0.08)

The effect of the restatements on the consolidated statement of cash flows for the three and six months ended June 30, 2012 is as follows:

Six months ended June 30, 2012	As Reported	Adjustments	As Restated
Net loss	$(11,248,659)	6,888,185	(4,360,474)
Non-cash interest expense	11,203,163	6,888,185	4,314,978

Consistent with the information above, the Company has revised the following items in this Form 10-Q/A:

Part I
Item 1- Financial Statements (Unaudited) including notes 1 and 7 to the condensed consolidated financial statements
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on August 14, 2012 and amended on September 6, 2012 solely to furnish the information presented in Exhibit 101 in accordance with Rule 405 of Regulation S-T (the Initial Form 10-Q) are unchanged and this amendment does not reflect any events that have occurred after the Initial Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s Initial Form 10-Q and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three and six month period ended June 30, 2012.

Quarterly Report on Form 10-Q/A for the
Six months ended June 30, 2012

PART 1:  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2012	December 31, 2011
	(unaudited)
	As restated
ASSETS

Current assets:
Cash and cash equivalents	$174,212	$416,333
Account receivable net of allowance for doubtful accounts
$113,339 and $449,524, respectively	1,261,230	523,039
Inventories	2,371,318	1,819,751
Prepaid expenses and other current assets	562,061	145,313
Total current assets	4,368,821	2,904,436

Property and equipment, net	3,409,867	3,342,447
Deferred financing costs, net	46,498	25,319
Goodwill	1,026,984	1,026,984
Intangibles, net	219,172	247,450
	4,702,521	4,642,200
Total Assets	$9,071,342	$7,546,636

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:

Accounts payable	1,607,652	1,616,673
Accrued expenses and other current liabilities	1,082,105	1,181,852
Accrued interest	108,928	83,548
Notes payable - shareholder	1,099,715	1,099,715
Convertible note payable	1,258,333	2,050,000
Deferred income tax	102,022	102,022
Derivative instruments	4,572,341	883,619
Current portion of long term debt	217,755	260,741
Total current liabilities	10,048,851	7,278,170

Long Term Debt	2,954,013	3,037,591

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized, 61,972,969 and 55,181,165 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively	61,973	55,181
Additional paid-in capital	6,530,456	3,339,171
Accumulated deficit	(10,523,951)	(6,163,477)

Total shareholders' deficiency	(3,931,522)	(2,769,125)

Total liabilities and shareholders' deficiency	$9,071,342	$7,546,636

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	As restated		As restated

Sales	$4,912,144	$2,570,936	$8,422,186	$5,007,315

Cost of sales	(2,881,472)	(1,687,705)	(4,946,353)	(3,364,764)

Gross profit	2,030,672	883,231	3,475,833	1,642,551

Operating Expenses:
General and administrative expenses	1,318,504	1,142,497	2,911,873	2,131,662
Selling expenses	242,976	147,058	464,537	285,147
Research and development expenses	206,504	53,392	428,118	115,156
Total Operating Expenses	1,767,984	1,342,947	3,804,528	2,531,965

Income (Loss) from operations	262,688	(459,716)	(328,695)	(889,414)

Interest expense	(1,014,852)	(108,686)	(4,487,697)	(222,195)
Gain on change in fair market value of derivative liability	37,726	--	455,918	--

Loss before provision for income taxes	(714,438)	(568,402)	(4,360,474)	(1,111,609)

Provision for income taxes	--	--	--	--

Net loss	$(714,438)	$(568,402)	$(4,360,474)	$(1,111,609)

Net loss per common share	$(0.03)	$(0.01)	$(0.19)	$(0.03)

Basic and diluted weighted average common shares outstanding	59,104,151	41,388,416	57,735,240	39,543,208

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2012	2011
	As restated

Cash flows from operating activities
Net loss	$(4,360,474)	$(1,111,609)
Adjustments to reconcile net loss to net cash
used in operating activities:

Bad debt expense	49,803	16,000
Depreciation and Amortization	238,734	166,650
Amortization of financing costs	3,821	--
Gain on change in fair value of derivative liability	(455,918)	--
Stock and warrant based compensation	120,000	--
Non-cash interest expense	4,314,978	--
Changes in assets and liabilities:
Account receivable-trade	(787,994)	(267,038)
Inventories	(551,567)	(242,218)
Prepaid expenses and other current assets	(416,748)	(51,085)

Accounts payable	(9,021)	471,054
Accrued expenses and other current liabilities	(183,295)	167,973
Net cash used in operating activities	(2,037,681)	(850,273)

Cash flows from investing activities
Purchase of property and equipment	(277,876)	(9,376)
Cash acquired on business combination	--	585,720
Net cash provided by (used in) investing activities	(277,876)	576,344

Cash flows from financing activities
Payment of deferred financing costs	(25,000)	(150,364)
Repayments to short-term loan	(42,986)	(97,384)
Proceeds from convertible debt	3,750,000	2,250,000
Repayment of borrowings from noteholders	(2,175,000)
Repayments of long term debt	(83,578)	(137,371)
Proceeds from sale of common stock	650,000
Repayment of shareholder loan	--	(2,742)
Net cash provided by financing activities	2,073,436	1,862,139

Net increase (decrease) in cash and cash equivalents	(242,121)	1,588,210

Cash and cash equivalents, beginning of period	416,333	251,475

Cash and cash equivalents, end of period	$174,212	$1,839,685

Supplemental disclosures of cash flow information:

Interest paid	$256,482	$218,497
Debt discount from warrant liability	$2,755,274	--

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
2,000,000

5. Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	June 30, 2012	December 31, 2011

Vehicles	5 years	300,370	300,370
Furniture and Fixtures	10 years	64,539	60,936
Computers	5 years	192,342	191,206
MFG equipment	10 years	4,026,120	3,967,302
Lab Equipment	10 years	988,122	821,639
Bldg/Leasehold	19 years (remainder of lease)	1,652,065	1,608,055
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,174,699	7,900,649
Accumulated depreciation		(4,764,832)	(4,558,202)
Net		3,409,867	3,342,447

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

We determined that, according to ASC 470120-30,  a beneficial conversion feature existed based on the intrinsic value of the conversion feature. Due to the fact that the carrying amount of the convertible notes has been reduced to zero, based on the discount allocated from the value of the warrants referred to above, that no beneficial conversion feature is to be recorded. ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument.

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

We determined that, according to ASC 470120-30,  a beneficial conversion feature existed based on the intrinsic value of the conversion feature. Due to the fact that the carrying amount of the convertible notes has been reduced to zero, based on the discount allocated from the value of the warrants referred to above, that no beneficial conversion feature is to be recorded. ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument.

The following table sets forth a summary of all the outstanding convertible promissory notes at June 30, 2012:

Convertible promissory notes issued	6,505,274
Notes repaid	(2,375,000)
Less amounts converted to common stock	(500,000)
3,630,274
Less debt discount	2,371,941
Balance March 31, 2012	1,258,333

8. Notes Payable – Shareholder. This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

9. Long Term Debt. Long-term debt consists of:

	6/30/2012	12/31/2011
Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$223,873	$307,255
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	242,627	257,639
of $3,640 inclusive of interest
Other	91,593	90,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,613,675	2,643,438
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
	$3,171,768	$3,298,332
Less: current portion	217,755	260,741
	2,954,013	3,037,591

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

Interest Expense.

We incurred interest expense of $1,014,852 for the three months ended June 30, 2012 as compared to $108,686 for the three months ended June 30, 2011. The increase in interest expense of $906,166 is due to the recording of a debt discount of $580,768 related to the derivative liability of the June 2012 Warrants, accretion of debt discount of $287,500, and interest related to increased borrowings.

Change in value of derivative instruments.

We recorded a gain of $37,726 for the three month period ended June 30, 2012 resulting from the decrease in the fair value of our derivative instruments. We had no derivative instruments outstanding with measurable fair value during the comparable period last year.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $714,438 for the three months ended June 30, 2012 as compared to a net loss of $568,402 for the three months ended June 30, 2011, an increase in net loss of $146,036.

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

Interest Expense.

We incurred interest expense of $4,487,697 for the six months ended June 30, 2012 as compared to $222,195 for the six months ended June 30, 2011. The increase in interest expense of $4,265,502 is due to the recording of a debt discount of $3,692,528 related to the derivative liability of the warrants issued in connection with the convertible notes issued in 2012, accretion of debt discount of $383,333 and interest payments related to the repayment of the March 2011 Notes.

Change in value of derivative instruments.

We recorded a gain of $455,918 for the six month period ended June 30, 2012 on the fair value of our derivative instruments. We had no derivative instruments outstanding with measurable fair value during the comparable period last year.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $4,360,474 for the six months ended June 30, 2012 as compared to a net loss of $1,111,609 for the six months ended June 30, 2011, an increase in net loss of $3,248,865.

Liquidity and Capital Resources

As of June 30, 2012, our current assets were $4,368,821, as compared to $2,904,436 at December 31, 2011. As of June 30, 2012, our current liabilities were $10,048,851, as compared to $7,278,170 at December 31, 2011. The Company’s operating activities used net cash of $2,037,681 for the period ended June 30, 2012, as compared to using net cash of $850,273 for the period ended June 30, 2011.

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

Our net loss for the six months ended June 30, 2012 and 2011 was a loss of $4,360,474 and a loss of $1,111,609, respectively. The increase in net loss of $3,248,865 includes the effect of non-cash expenses of $4,200,776 offset by a non-cash gain of $455,918 related to the issuance of convertible notes and warrants. As of June 30, 2012, we had cash and cash equivalents of $174,212 and negative working capital of $5,680,030, which includes a non-cash derivative liability of $4,572,341.

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

Our corporate headquarters is located at 550 Sylvan Avenue, Englewood Cliffs, New Jersey, where we lease approximately 1,250 square feet of office space. The lease expires on June 30, 2013. Rent expense is approximately $1,450 per month.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101*
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

*  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioZone Pharmaceuticals, Inc.

Dated: September 28, 2012	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)