Form 10-Q/A
period 2012-03-31
BIOZONE PHARMACEUTICALS, INC.
filed 2012-10-02
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q/A

(Amendment No. 2)
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

Explanatory Note

Overview

Biozone Pharmaceuticals, Inc. (the Company), is filing this Amendment No. 2 to its Quarterly Report on Form 10-Q (the “Amendment”) to amend and restate the Company’s previously issued and unaudited interim financial statements and related financial information as of March 31, 2012 and for the three months ended March 31, 2012, which was originally filed with the Securities and Exchange Commission on May 21, 2012 and amended on August 17, 2012.  As described below and in Note 1, the restatement adjusts the Company’s accounting for certain convertible promissory notes of the Company.

Background

During the Company’s review of the amended financial statements for the three months ended March 31, 2012, previously filed on Form 10-Q/A on August 17, 2012, the Company determined that the financial statements filed for the period ended March 31, 2012 contained a misstatement relating to its accounting treatment of a beneficial conversion feature associated with convertible notes issued on February 24, 2012. Specifically, the Company did not need to record a beneficial conversion feature because the amount exceeded the amount of proceeds allocated to the convertible notes. ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2012.  The effect of the restatement on the consolidated balance sheet as of March 31, 2012 is as follows:

March 31, 2012	As Reported	Adjustments	As Restated
Additional paid-in capital	$9,737,416	$(5,750,000)	$3,987,416
Accumulated deficit	(15,559,513)	5,750,000	(9,809,513)

The effect of the restatement on the consolidated income statement for the three months ended March 31, 2012 is as follows:

	As Reported	Adjustments	As Restated
Interest Expense	(9,222,845)	5,750,000	(3,472,845)
Loss before income taxes	(9,396,036)	5,750,000	(3,646,036)
Net loss	(9,396,036)	5,750,000	(3,646,036)
Net loss per common share	$(0.17)	$0.11	$(0.06)

The effect of the restatements on the consolidated statement of cash flows for the three months ended March 31, 2012 is as follows:

2012	As Reported	Adjustments	As Restated
Net loss	$(9,396,036)	$5,750,000	$(3,646,036)
Non-cash interest expense	5,777,397	(5,750,000)	27,397

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

Except to the extent described above and set forth herein, the financial statements and other disclosures in the Form 10-Q initially filed on May 21, 2012 (the “Form 10-Q”) and amended on Form 10-Q/A on August 17, 2012, (the “Amended Form 10-Q”) are unchanged and this amendment does not reflect any events that have occurred after the Form 10-Q, as amended by the Amended Form 10-Q was filed.  Accordingly, this amendment should be read in conjunction with the Company’s Form 10-Q, as amended by the Amended Form 10-Q, and the Company’s subsequent filings with the United States Securities and Exchange Commission.

In light of the restatement, readers should not rely on the Company’s previously filed financial statements as of and for the three month period ended March 31, 2012.

 Quarterly Report on Form 10-Q/A for the

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
	(Unaudited)
	Restated
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
	Restated

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
	Restated
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
Cash acquired on business combination
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

Background

During the Company’s review of the financial statements for the three months ended March 31, 2012, previously filed on form 10-Q/A on August 17, 2012 the Company determined that the financial statements filed for the period ended March 31, 2012 contained a misstatement relating to its accounting treatment of a beneficial conversion feature associated with convertible notes issued on February 24, 2012. Specifically, the Company did not need to record a beneficial conversion feature because the amount exceeded the amount of proceeds allocated to the convertible notes. ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument

Effects of Restatement

The tables below present the effect of the financial statement adjustments related to the restatement of our previously reported financial statements as of and for the three month period ended March 31, 2012. The effect of the restatement on the condensed consolidated balance sheet as of March 31, 2012 is as follows:

March 31, 2012	As Reported	Adjustments	As Restated
Additional paid-in capital	$9,737,416	$(5,750,000)	$3,987,416
Accumulated deficit	(15,559,513)	5,750,000	(9,809,513)

The effect of the restatement on the consolidated income statement for the three months ended March 31, 2012 is as follows:

	As Reported	Adjustments	As Restated
Interest Expense	(9,222,845)	5,750,000	(3,472,845)
Loss before income taxes	(9,396,036)	5,750,000	(3,646,036)
Net loss	(9,396,036)	5,750,000	(3,646,036)
Net loss per common share	$(0.17)	$0.11	$(0.06)

The effect of the restatements on the consolidated statement of cash flows for the three months ended March 31, 2012 is as follows:

2012	As Reported	Adjustments	As Restated
Net loss	$(9,396,036)	$5,750,000	$(3,646,036)
Non-cash interest expense	5,777,397	(5,750,000)	27,397

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

All of the Company’s obligations under the Note are secured by a first priority security interest in the Vendor Proceeds.

The Buyers of the OPKO Notes agreed to subordinate their security interest in the Vendor Proceeds to the interest of the Investor under the Note.

The following table sets forth a summary of all the outstanding convertible promissory notes at March 31, 2012:

Convertible promissory notes issued	6,050,000
Notes repaid	(2,250,000)
Less amounts converted to common stock	(500,000)
3,300,000
Less debt discount	2,204,167
Balance March 31, 2012	1,095,833

8. Notes Payable – Shareholder . This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

9. Long Term Debt. Long-term debt (excluding capital leases) matures as follow:

	3/31/2012	12/31/2011
Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$265,514	$307,255
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	251,659	257,639
of $3,640 inclusive of interest
Other	90,000	90,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,629,718	2,643,438
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
	$3,236,891	$3,298,332
Less: current portion	241,149	260,741
	2,995,742	3,037,591

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

Interest Expense

We incurred interest expense of $3,472,845 for the period ended March 31, 2012 as compared to $109,591 for the period ended March 31, 2011. The increase in interest expense of $3,363,254 is due to the recording of a debt discount related to the derivative liability of the warrants issued in connection with the OPKO Notes warrants of $2,926,171 and the issuance of warrants in January 2012 valued as a deriviative liability of $185,589, with the remaining increase due to interest payments related to the repayment of the March 2011 Notes.

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

Biozone Pharmaceuticals, Inc.

Dated: October 2, 2012	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)