Form 10-Q
period 2012-09-30
BIOZONE PHARMACEUTICALS, INC.
filed 2012-11-14
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 14, 2012, there were 63,142,969 shares of our common stock outstanding.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

Quarterly Report on Form 10-Q for the
Nine months ended September 30, 2012

PART 1:  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$82,621	$416,333
Account receivable net of allowance for doubtful accounts $163,339 and $449,524, respectively	919,503	523,039
Inventories	2,151,779	1,819,751
Prepaid expenses and other current assets	489,663	145,313
Total current assets	3,643,566	2,904,436

Property and equipment, net	3,344,426	3,342,447
Deferred financing costs, net	39,900	25,319
Goodwill	1,026,984	1,026,984
Intangibles, net	205,033	247,450

	4,616,343	4,642,200

Total Assets	$8,259,909	$7,546,636

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	1,019,189	1,616,673
Accrued expenses and other current liabilities	991,596	1,181,852
Accrued interest	191,728	83,548
Notes payable - shareholder	1,099,715	1,099,715
Convertible notes payable	1,227,743	2,050,000
Deferred income tax	102,022	102,022
Derivative instruments	595,104	883,619
Current portion of long term debt	194,247	260,741
Total current liabilities	5,421,344	7,278,170

Long Term Debt	2,913,492	3,037,591

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized, 63,142,969 and 55,181,165 shares issued and outstanding at September 30, 2012, and December 31, 2011, respectively	63,143	55,181
Additional paid-in capital	10,484,611	3,339,171
Accumulated deficit	(10,622,681)	(6,163,477)

Total shareholders' deficiency	(74,927)	(2,769,125)

Total liabilities and shareholders' deficiency	$8,259,909	$7,546,636

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Sales	$4,893,758	$3,930,503	$13,315,944	$8,937,818

Cost of sales	(2,871,266)	(1,845,127)	(7,817,619)	(5,209,891)

Gross profit	2,022,492	2,085,376	5,498,325	3,727,927

Operating Expenses:
General and administrative expenses	1,373,148	4,084,866	4,285,021	6,216,528
Selling expenses	131,085	212,791	595,622	497,938
Research and development expenses	155,941	4,011	584,059	119,167
Total Operating Expenses	1,660,174	4,301,668	5,464,702	6,833,633

Income (Loss) from operations	362,318	(2,216,292)	33,623	(3,105,706)

Interest expense	(482,960)	(283,411)	(4,970,657)	(505,606)
Change in fair market value of derivative liability	21,912	—	477,830

Loss before income taxes	(98,730)	(2,499,703)	(4,459,204)	(3,611,312)

Income taxes	—	—	—	—

Net loss	$(98,730)	$(2,499,703)	$(4,459,204)	$(3,611,312)

Net loss per common share	$(0.00)	$(0.04)	$(0.07)	$(0.07)

Basic and diluted weighted average common shares outstanding	69,418,903	67,492,714	61,631,047	49,112,016

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net loss	$(4,459,204)	$(3,611,312)
Adjustments to reconcile net loss to net cash used in operating activities:

Bad debt expense	99,803	25,000
Depreciation & Amortization	360,554	372,002
Amortization of financing costs	21,723	—
(Loss) on change in fair value of derivative liability	(477,830)	—
Stock and warrant based compensation	120,000	1,950,000
Non-cash interest expense	4,742,188	—
Changes in assets and liabilities:
Account receivable-trade	(496,267)	(430,999)
Inventories	(332,028)	(791,677)
Prepaid expenses and other current assets	(344,350)	(16,933)
Accounts payable	(597,484)	1,753,882
Accrued expenses and other current liabilities	(273,804)	709,051
Net cash used in operating activities	(1,636,699)	(40,986)

Cash flows from investing activities
Purchase of property and equipment	(320,116)	(157,568)
Cash acquired on business combination		585,720
Net cash used in investing activities	(320,116)	428,152

Cash flows from financing activities
Proceeds from convertible debt	3,750,000	2,750,000
Proceeds from sale of common stock	650,000	—
Payment of deferred financing costs	(36,304)	(150,364)
Repayment of debt	(190,593)	(2,453,341)
Repayment of borrowings from noteholders	(2,550,000)	—
Advance from (payment to) shareholder	—	(3,211)
Net cash provided by financing activities	1,623,103	143,084

Net increase (decrease) in cash and cash equivalents	(333,712)	530,250

Cash and cash equivalents, beginning of period	416,333	251,475

Cash and cash equivalents, end of period	$82,621	$781,725

Supplemental disclosures of cash flow information:

Interest paid	$312,232	$319,872
Debt discount from warrant liability	$2,755,274	$—
Cashless exercise of warrants for common stock	$6,503,201	$—

See accompanying notes to consolidated financial statements

BioZone Pharmaceuticals. Inc.
Notes To Consolidated Financial Statements
September 30, 2012
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

The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

On September 30, 2011, we acquired: (i) 100% of the outstanding common stock of BioZone Laboratories, Inc. (“BioZone Labs”) in exchange for 19,266,055 shares of our common stock; (ii) 100% of the outstanding membership interests of Equalan, LLC (“Equalan”) and Equachem, LLC (“Equachem”) in exchange for 1,027,523 and 385,321 shares of our common stock, respectively; and (iii) 45% of the outstanding membership interests of BetaZone Laboratories, LLC (“BetaZone”) in exchange for 321,101 shares of our common stock, for a total of 21 million shares.  The acquired entities shared substantially common ownership prior to the foregoing acquisition. (We refer to BioZone Labs, Equalan, Equachem and BetaZone, collectively as the “BioZone Lab Group”).

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

These consolidated financial statements are presented on the basis that we will continue as a going concern concept which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2012, we have a shareholder deficiency of $74,927, negative working capital of $1,777,778, which includes a non-cash derivative liability of $595,104, and have sustained operating losses for the prior two fiscal years.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

The Company considered the terms of its interest in 580 Garcia and determined that 580 Garcia is a VIE in accordance with ACS 810-10-55, which should be consolidated.  As of September 30, 2012, amounts included in the consolidated assets relating to 580 Garcia, which are shown in property and equipment, and consolidated liabilities, which are reported in long-term debt, total $766,205 and $2,613,675, respectively. The Company’s involvement with the entity is limited to its lease to rent the facility from 580 Garcia, with the Company as the only tenant, and the guarantee of the mortgage loan on the property of 580 Garcia. The Company’s maximum exposure to loss, based on the Company’s guarantee of the mortgage loan of 580 Garcia, is $2,613,675, which equals the carrying amount of the liability as of September 30, 2012.

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

Our derivative instruments consisting of warrants to purchase shares of our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at September 30, 2012:

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
2,000,000

5. Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	September 30, 2012	December 31, 2011

Vehicles	5 years	300,370	300,370
Furniture and Fixtures	10 years	64,539	60,936
Computers	5 years	192,413	191,206
MFG equipment	10 years	4,062,593	3,967,302
Lab Equipment	10 years	988,122	821,639
Bldg/Leasehold	19 years (remainder of lease)	1,655,853	1,608,055
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,215,031	7,900,649
Accumulated depreciation		(4,870,605)	(4,558,202)
Net		3,344,426	3,342,447

6. Equity Method Investments.  Our investment in Betazone, which is our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.  Summarized financial information for our investment in Betazone assuming 100% ownership interest is as follows:

	September 30, 2012	December 31, 2011
Balance sheet
Current assets	9,768	124,462
Current liabilities	264,199	131,672

Statement of operations
Revenues	29,534	315,346
Net loss	(229,323)	(102,047)

In 2011, the Company's share of Betazone's losses became equal in amount to the carrying value of its investment in Betazone. Accordingly, the Company suspended the equity method of accounting for its investment and no additional losses were charged to operations. The Company’s unrecorded share of losses for the nine months ended September 30, 2012 totaled $103,195.

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

Effective October 28, 2011, the holders of the March 2011 Notes agreed to extend the maturity date of the March 2011 Notes (the “Extension Agreement”) to October 29, 2011. As consideration for the agreement by the holders to enter into the Extension Agreement, the Company (i) issued to the holders an aggregate of 112,500 shares of its common stock, and (ii) paid to the holders an aggregate of $129,000 of interest for the period beginning on February 28, 2011 (the date the holders placed the principal amount in escrow) and ending on March 28, 2011. The Company agreed to provide piggyback registration rights with respect to the 112,500 shares of common stock on the same terms and conditions provided for the securities required to be registered pursuant to the registration rights obligations by the Company under the private placement transaction documents.

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

The “February 2012 Notes”

On February 24, 2012, we entered into a Securities Purchase Agreement with OPKO Health Inc. pursuant to which we sold a 10% secured convertible promissory note in the aggregate principal amount of $1,700,000 due two years from the date of issuance and issued warrants to purchase 8,500,000 shares of the our common stock, at an exercise price of $0.40 per share, for gross proceeds of $1,700,000.

On February 28, 2012 and February 29, 2012, we entered in a Securities Purchase Agreement with two additional buyers pursuant to which we sold an additional $600,000 aggregate principal amount of notes and issued warrants to purchase an additional 3,000,000 shares of our common stock, at an exercise price of $0.40 per share, for gross proceeds of $600,000, on the same terms as the notes and warrants issued to OPKO as described above.

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

The warrants are immediately exercisable and expire ten years after the date of issuance.  The warrants have an initial exercise price of $0.40 per share.  The warrants are exercisable in cash or through a “cashless exercise”.  All of the warrants granted with these notes have been exercised.

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

As of September 30, 2012, the Company repaid $500,000 of the Purchase Order Note.

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

On September 28, 2012, the holder of the Working Capital Note exchanged such note for the June 2012 Convertible Notes described below.

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

The following table sets forth a summary of all the outstanding convertible promissory notes at September 30, 2012:

Convertible promissory notes issued	6,505,274
Notes repaid	(2,750,000)
Less amounts converted to common stock	(500,000)
3,255,274
Less debt discount	2,027,531
Balance September 30, 2012	1,227,743

8. Notes Payable – Shareholder. This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

9. Long Term Debt. Long-term debt consists of:

	9/30/2012	12/31/2011
Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%, payable in monthly installments of $168 to $1,589, inclusive of interest	$190,826	$307,255
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments of $3,640 inclusive of interest	233,527	257,639
Other	85,000	90,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum	2,598,386	2,643,438
	3,107,739	3,298,332
Less: current portion	194,247	260,741
	$2,913,492	$3,037,591

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

As of September 30, 2012, a total of 1,000,000 Replacement Warrants remain outstanding, with an exercise price of $0.60 per share

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

As of September 30, 2012, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

The “February 2012 Warrants”

In connection with the sale of the February 2012 Notes, we issued the February 2012 Warrants entitling the holders to purchase up to 11,500,000 shares of our common stock (Note 7).

The February 2012 Warrants expire ten years from date of issuance and have an exercise price of $0.40 per common share. The February 2012 Warrants contain a “cashless exercise” feature and provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the February 2011 Warrants upon request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the February 2012 Warrants as liabilities. The liability for the warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related February 2012 Notes.

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

11.  Concentrations.  Two customers accounted for approximately 26% and 25% of our sales during the nine months ended September 30, 2012 as compared to 17% and 11% of the our sales for the nine months ended September 30, 2011.  Two customers accounted for approximately 37% and 27% of our sales for the three months ended September 30, 2012 as compared to 20% and 9% of our sales for the three months ended September 30, 2011.

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

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial period of each lease.  Total rent and related expenses under operating leases were $450,877 and $474,610 for the nine months ended September 30, 2012 and 2011, respectively, and $133,595 and $137,281 for the three months ended September 30, 2012 and 2011, respectively.  Operating lease obligations after 2012 relate primarily to office facilities.

Litigation

Except as set forth below, we are not involved in any pending legal proceeding or litigation that could have a material impact upon our business or results of operations.  To the best of our knowledge, no governmental authority is contemplating any proceeding to which we are a party or to which any of our properties is subject, which would reasonably be likely to have a material adverse effect on our business or results of operations.

Aphena Pharma Solutions – Maryland, LLC f/k/a Celeste Contract Packaging, LLC, v. BioZone Laboratories, Inc. and BioZone Pharmaceuticals, Inc. and Daniel Fisher

District Court for the District of Maryland Northern Division; Case 1:12-cv-00852-WDQ

An action was commenced on March 19, 2012 against BioZone Labs, the Company and a former officer and director of the Company, Daniel Fisher in the United States District Court for the District of Maryland.  The plaintiff alleges breach of contract and other commercial wrongdoing and seeks damages in connection with a single purchase order issued during early 2010 relating to the development of certain over the counter products to treat cough and cold symptoms.  The Company refutes the allegations and intends to vigorously defend against this action.

Daniel Fisher v. BioZone Pharmaceuticals, Inc., Elliot Maza, Brauser Honig Frost Group, Michael Brauser, Barry Honig, and The Frost Group LLC

United States District Court, Northern District of California, No. 12-03716

On July 16, 2012, Daniel Fisher (“Fisher”), a former officer and director of the Company, commenced an action in the United States District Court for the Northern District of California against certain the Company and certain officers and investors thereof.  Fisher asserts claims for breach of contract, conversion, wrongful termination, and unjust enrichment, and violation of the federal whistleblower statute arising from his former role as an officer and director of the Company and certain contractual agreements that he entered into with the Company.  Fisher seeks $23 million in damages as against all defendants.

The Company disputes Fisher’s allegations, intends to vigorously defend them and has filed an action against Fisher in New York described below.

BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC

Supreme Court of the State of New York, County of New York, No. 652489/2012

On July 18, 2012, the Company commenced an action in New York State Court against Fisher and 580 Garcia Properties, LLC alleging breach of contract, breach of fiduciary duty, negligence, and fraud claims arising from Fisher’s former role as an officer and director of the Company.  The Company is seeking a minimum of $2 million in damages, together with the cancellation of 6.65 million shares of the Company’s stock, and Fisher’s forfeiture of property located at 580 Garcia Avenue, Pittsburg, CA, which property is used by the Company as a warehouse facility.

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

On July3, 2012, the Company issued 7,650,000 shares of common stock upon the cashless exercise of warrants to purchase 8,500,000 shares.

On September 28, 2012 the Company cancelled 6,650,000 shares of common stock which were previously issued to Dr. Nian Wu in connection with the acquisition of certain patent rights for Biozone Laboratories, Inc.  As consideration for the cancellation, Mr. Wu agreed to the cancellation of a license agreement between Mr. Wu and the Company.

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

On June 30, 2011, the Company acquired the BioZone Lab Group, which operates as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. In addition, we have been developing our proprietary drug delivery technology as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

Results of Operations

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011:

Sales.

Sales for the three months ended September 30, 2012 and 2011 were $4,893,758 and $3,930,503, respectively. The increase in sales of $963,255 or 24.5% was primarily attributable to increases in customer orders from increased end-user demand.

Cost of Sales and Gross Profit.

Cost of sales for the three months ended September 30, 2012 and 2011 was $2,871,266 and $1,845,127, respectively, resulting in gross profit of $2,022,492 and $2,085,376, respectively. The gross profit percentage for the three months ended September 30, 2012 and 2011 was approximately 41% and 53%, respectively. The decrease in gross profit of $62,884 and resulting decrease in gross profit percentage is largely attributable to an increase in raw material costs.

Operating Expenses.

We had total operating expenses of $1,660,174 for the three months ended September 30, 2012 as compared to $4,301,668 for the three months ended September 30, 2011. The decrease in operating expenses of $2,641,494 or 61.4% is due to a decrease in general and administrative expenses of $2,711,718 which is primarily due to stock based compensation of $1,950,000 which was recorded in the quarter ended September 30, 2011, while the remainder of the decrease in general and administrative expenses is due primarily to a decrease in professional fees of $555,000, which were incurred as the Company was getting started in the prior year period. Our selling expenses decreased by $81,706 or 38.4% to $131,085 for the three months ended September 30, 2012 from $212,791 for the three months ended September 30, 2011, as we have worked to streamline our sales operations across our product lines.  Our research and development expenses increased $151,930, which primarily is due to the opening of our research facility in Princeton, New Jersey and the addition of five new staff members.

Interest Expense.

We incurred interest expense of $482,960 for the three months ended September 30, 2012 as compared to $283,411 for the three months ended September 30, 2011. The increase in interest expense of $199,549 is primarily due to larger average outstanding debt in the current year quarter compared to the prior year quarter.

Change in value of derivative instruments.

We recorded a gain of $21,912 for the three month period ended September 30, 2012 resulting from the decrease in the fair value of our derivative instruments. We had no derivative instruments outstanding with measurable fair value during the comparable period last year.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $98,730 for the three months ended September 30, 2012 as compared to a net loss of $2,499,703 for the three months ended September 30, 2011, a decrease in net loss of $2,400,973.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011:

Sales.

Sales for the nine months ended September 30, 2012 and 2011 were $13,315,944 and $8,937,818 respectively. The increase in sales of $4,378,126 or 49.0% was primarily attributable to increases in customer orders from increased end-user demand for our products.

Cost of Sales and Gross Profit.

Cost of sales for the nine months ended September 30, 2012 and 2011 were $7,817,619 and $5,209,891, respectively, resulting in gross profit of $5,498,325 and $3,727,927, respectively. The gross profit percentage for the nine months ended September 30, 2012 and 2011 was approximately 41% and 42%, respectively. The increase in gross profit of $1,770,398 is largely attributable to an increase in customer orders from increased end-user demand for our products.

Operating Expenses.

We had total operating expenses of $5,464,702 for the nine months ended September 30, 2012 as compared to $6,833,633 for the nine months ended September 30, 2011. The decrease in operating expenses of $1,368,931 or 20.0% is due to a decrease of general and administrative expenses of $1,931,507, which primarily is due to an decrease in stock based compensation of $1,950,000, partially offset by small increases in other accounts.  Our selling expenses increased by $97,684 or 19.6% to 595,622 for the nine months ended September 30, 2012, compared to $497,938 for the nine months ended September 30, 2011, due to the sales increase.  Our research and development expenses increased $464,892, which primarily is due to the opening of our research facility in Princeton, New Jersey and the addition of five new staff members.

Interest Expense.

We incurred interest expense of $4,970,657 for the nine months ended September 30, 2012 as compared to $505,606 for the nine months ended September 30, 2011. The increase in interest expense of $4,465,051 is due to the recording of a debt discount of $3,692,528 related to the derivative liability of the warrants issued in connection with the convertible notes issued in 2012, accretion of debt discount of $383,333 and interest payments related to the repayment of the March 2011 Notes as well as larger average outstanding balances.

Change in value of derivative instruments.

We recorded a gain of $477,830 for the nine month period ended September 30, 2012 on the fair value of our derivative instruments. We had no derivative instruments outstanding with measurable fair value during the comparable period last year.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $4,459,204 for the nine months ended September 30, 2012 as compared to a net loss of $3,611,312 for the nine months ended September 30, 2011, an increase in net loss of $847,892.

Liquidity and Capital Resources

As of September 30, 2012, our current assets were $3,643,566, as compared to $2,904,436 at December 31, 2011. As of September 30, 2012, our current liabilities were $5,421,344, as compared to $7,278,170 at December 31, 2011. The Company’s operating activities used net cash of $1,636,699 for the period ended September 30, 2012, as compared to using net cash of $40,986 for the period ended September 30, 2011.

During the period ended September 30, 2012, investing activities used net cash of $320,116, comprised of cash used for the purchase of property and equipment.  During the period ended September 30, 2011, investing activities provided cash of $428,152, primarily cash acquired in the Aero acquisition.

During the period ended September 30, 2012, cash of $1,623,103 was provided by financing activities, consisting of proceeds from the issuance of convertible notes of $3,750,000, and the sale of common stock of $650,000. This was offset by repayment of convertible notes payable of $2,550,000, repayments of debt of $190,593, and the payment of financing costs of $36,304, as compared to net cash provided by financing activities of $143,084 during the nine-month period ended September 30, 2011, which consisted of proceeds from convertible notes of $2,750,000, offset by repayments of existing debt of $2,453,341, the payment of financing costs of $150,364, and payment to shareholder of $3,211.

Our net loss for the nine months ended September 30, 2012 and 2011 was a loss of $4,459,204 and a loss of $3,611,312, respectively. The increase in net loss of $847,892 includes the effect of non-cash expenses of $4,627,986 offset by a non-cash gain of $477,830 related to the issuance of convertible notes and warrants. As of September 30, 2012, we had cash and cash equivalents of $82,621 and negative working capital of $1,777,778, which includes a non-cash derivative liability of $595,104.

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

These consolidated financial statements are presented on the basis that we will continue as a going concern concept which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As of September 30, 2012 we have a shareholder deficiency of $74,927, negative working capital of $1,777,778 (which includes a non-cash derivative liability of $595,104), and have sustained operating losses for the prior two fiscal years.  These conditions, among others, raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of the going concern uncertainty.

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

Off–Balance Sheet Arrangements

As of September 30, 2012 we had no material off-balance sheet arrangements other than operating leases.

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

We lease approximately 1,500 square feet of office space at 4400 Biscayne Boulevard, Miami, Florida. We employ two sales professionals for our Baker Cummins brand proprietary skin care products, both of whom are located in Miami, Florida. The lease expires on October 31, 2012 and provides for annual rentals of approximately $26,472. Our rent expense for our Miami facility through the end of the lease is $2,282.

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey where we conduct research and development activities related to our proprietary drug delivery technology. The lease expires on July 20, 2016. Rent expense is approximately $8,065 per month.

Our corporate headquarters is located at 550 Sylvan Avenue, Englewood Cliffs, New Jersey, where we lease approximately 2,000 square feet of office space. The lease expires on June 30, 2013. Rent expense is approximately $2,250 per month.

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

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of September 30, 2012, as described in our Form 10-K for the year ended December 31, 2011 filed with the SEC on April 16, 2012.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Aphena Pharma Solutions – Maryland, LLC f/k/a Celeste Contract Packaging, LLC, v. BioZone Laboratories, Inc. and BioZone Pharmaceuticals, Inc. and Daniel Fisher

District Court for the District of Maryland Northern Division; Case 1:12-cv-00852-WDQ

An action was commenced on March 19, 2012 against BioZone Labs, BioZone Pharma and a former officer and director Daniel Fisher in the United States District Court for the District of Maryland.  The plaintiff alleges breach of contract and other commercial wrongdoing and seeks damages in connection with a single purchase order issued during early 2010 relating to the development of certain over the counter products to treat cough and cold symptoms.  The Company refutes the allegations and intends to vigorously defend against this action.

Daniel Fisher v. BioZone Pharmaceuticals, Inc., Elliot Maza, Brauser Honig Frost Group, Michael Brauser, Barry Honig, and The Frost Group LLC

United States District Court, Northern District of California, No. 12-03716

On July 16, 2012, Daniel Fisher (“Fisher”), a former officer and director of the Company, commenced an action in the United States District Court for the Northern District of California against certain the Company and certain officers and investors thereof.  Fisher asserts claims for breach of contract, conversion, wrongful termination, and unjust enrichment, and violation of the federal whistleblower statute arising from his former role as an officer and director of the Company and certain contractual agreements that he entered into with the Company.  Fisher seeks $23 million in damages as against all defendants.

The Company disputes Fisher’s allegations, intends to vigorously defend them and has filed an action against Fisher in New York described below.

BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC

Supreme Court of the State of New York, County of New York, No. 652489/2012

On July 18, 2012, the Company commenced an action in New York State Court against Fisher and 580 Garcia Properties, LLC alleging breach of contract, breach of fiduciary duty, negligence, and fraud claims arising from Fisher’s former role as an officer and director of the Company.  The Company is seeking a minimum of $2 million in damages, together with the cancellation of 6.65 million shares of the Company’s stock, and Fisher’s forfeiture of property located at 580 Garcia Avenue, Pittsburg, CA, which property is used by the Company as a warehouse facility.

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

101*
The following materials from Biozone Pharmaceuticals, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 are formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, and (iv) the Notes to the Consolidated Financial statements tagged as blocks of text.

*  In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Amendment to our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BioZone Pharmaceuticals, Inc.

Dated: November 14, 2012	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)