Form 10-K
period 2012-12-31
BIOZONE PHARMACEUTICALS, INC.
filed 2013-04-01
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of the Company’s most recently completed second fiscal quarter was approximately $205,334,007.

As of April 1, 2013, there were 63,142,969 shares of Common Stock, par value $0.001 per share, outstanding.

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

Overview – Primary Business

BioZone Pharmaceuticals, Inc. (“BioZone Pharma”, the “Company” or “we”), through its wholly owned subsidiary, BioZone Laboratories, Inc. (“BioZone Labs”), primarily is engaged in the business of developing and manufacturing Over the Counter (“OTC”) drug products and cosmetic and beauty products on behalf of third parties. In addition, through its wholly owned subsidiaries, Equalan LLC (“Equalan”) and Baker Cummins Corp. (“Baker Cummins”) the Company markets two lines of proprietary skin care products, under the brand names of Glyderm® and Baker Cummins®, respectively.  The Company’s other activities include the sale by its wholly owned subsidiary, Equachem LLC (“Equachem”) of raw materials used in OTC drugs and cosmetic products, and the research and development of certain proprietary drug delivery technology, designed to increase the benefit of various generic pharmaceutical products by improving stability, bioavailability or absorption.  These activities, including in particular, the research and development of our proprietary drug delivery technology (“DDT”), are not material to the Company’s business, financial condition or results of operation. Our DDT research and development activities are in an early stage, having commenced during the year ended December 31, 2011, and have yet to generate a delivery agent that has been tested in combination with any drug in animals or humans under testing standards required by the US Food and Drug Administration (“FDA”) for submission for approval. More than 95% of the Company’s annual revenue for the years ended December 31, 2012 and 2011 and investment in property plant and equipment is related to the Company’s OTC drug product and cosmetic and beauty product manufacturing business.  The Company generated $17.2 million and $12.6 million of sales during the years ended December 31, 2012 and 2011, respectively, of which $16.2 million or 94% and $11.6 million or 92%, respectively, were generated by BioZone Labs from its third party contract manufacturing business.  The Company operates under a single segment.

On February 22, 2013 and March 7, 2013, we liquidated Equachem and Equalan, respectively, and transferred their activities to BioZone Labs in an effort to reduce selling and administrative expenses.

BioZone Labs is registered with the FDA as a drug manufacturer. We manufacture OTC drug and cosmetic products in a 20,000 s.f., certified good manufacturing practice (“cGMP”) facility located at 580 Garcia Avenue, Pittsburg, CA. We fill, package and store these products at a 60,000 sq. ft. packaging and warehouse facility located at 701 Willow Pass Road, Pittsburg, CA. We maintain a full range of high to moderate speed filling and packaging equipment, capable of filling jars, tubes, and bottles with creams, lotions, oral solutions and serums. We employ scientists and chemists for product development, processing and testing, and quality control & assurance professionals for monitoring compliance with government regulations and adherence to customer specifications. Primarily, our customers are United States regional and national distributors and retailers of healthcare and beauty products.

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

Our principal executive offices are located at 550 Sylvan Avenue, Suite 101, Englewood Cliffs, NJ 07632. Our telephone number is (201) 608-5101. BioZone Labs’ principal office is located at 580 Garcia Avenue, Pittsburg. California 94565. Its telephone number is (925) 723-1000.

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

We acquired the Glyderm® line of anti-aging products from Valeant Pharmaceuticals Inc. in 2007. These products, which include glycolic acid peels and moisturizers, have been used by dermatologists for over 20 years in office procedures to treat acne, skin discolorations, removal of fine lines and wrinkles and skin resurfacing. The Glyderm® brand consists of the following products:

Product Name	Indication or Target Market
Glycolic Acid Peels – 20% to 70%	Health care practitioners for in office use to improve the texture and tone of the skin and clean out pores and help even out pigmentation and give the face a fresher appearance.
Glyderm Gentle Cleanser (0.2%)	pH balanced, soap-free, non-irritating formula, which may be used on sensitive skin.
Exfoliating Cream Series (5%)	Patients beginning the Glyderm program to help to minimize the appearance of pigmentation irregularities, maintain the results of the six-week office facial program and soften fine lines
Exfoliating Cream Plus Series (10%)	Patients who have successfully used the Exfoliating Cream Series (5%)
Exfoliating Cream Plus Series with Glycolic Acid (12%) and Salicylic Acid	Patients with dry skin who have successfully used the Glyderm Cream Plus (10%)
Exfoliate Lotion Series (5%)	Patients with normal skin to help to minimize the appearance of pigmentation irregularities, maintain the results of the six-week office facial program and soften fine lines
Exfoliate Lotion Plus (10%)	Patients who have successfully used the Exfoliate Lotion Series (5%)
Exfoliate Lotion Lite Series (5%)	Patients with normal to oily skin to help to minimize the appearance of pigmentation irregularities, maintain the results of the six-week office facial program and soften fine lines.
Exfoliate Lotion Lite Plus (10%)	Patients who have successfully used the Exfoliate Lotion Lite Series (5%)
Exfoliate Solution Series, Solution (5%)	Patients with oily, non-sensitive skin to help to minimize the appearance of pigmentation irregularities, maintain the results of the six-week office facial program and soften fine lines
Exfoliate Solution Plus (10%)	Patients who have successfully used the Exfoliate Solution Series, Solution (5%)
Exfoliate Solution Plus 12% – Combination of Glycolic and Salicylic acids	Patients who have successfully used the Exfoliate Solution Plus (10%)
Hydrotone Moisturizers (Without Glycolic Acid)	Patients with dry or mature skin to alleviate the appearance of dryness associated with exfoliation
Hydrotone Lite	Patients with normal to oily skin
Hydrotone Max	Patients with extremely dry or mature skin
Simply Sunscreen SPF 30	Paba free, UVA and UVB protection sunscreen for patients of all ages and skin types to help prevent sunburn
Glyderm Gentle Eye	Blend of antioxidants and vitamin K to help hydrate skin around the eyes and reduce the appearance of dark under-eye circles
All Climates Body Lotion (10%)	Fast-absorbing Glycolic 10% lotion for patients with all skin types for use in all climates and all seasons to alleviate the appearance of dryness
Gly Mist (0.1%)	Mineral water spray that contains Glycolic acid for patients with all skin types
Gly Masque (3%)	Combination of Glycolic esters and natural rare earth for patients with all skin types to make the skin feel invigorated and smooth
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

We employ two professionals in Pittsburg, CA, and one professional in Miami, Florida, who market and process orders for Glyderm® and Baker Cummins products, respectively. We have no material major customers for these lines of products. Total Glyderm® and Baker Cummins product sales for the year ended December 31, 2012 were approximately $886,000.

Other Business Activities – Raw Material Sales and Technology Licensing

Equachem sells raw materials containing our proprietary delivery agents that we refer to as QuSomes® to United States manufacturers of OTC drugs and cosmetics. Also, it licenses the right to use QuSomes® to certain OTC manufacturers and to BetaZone. Total Equachem sales and royalty revenue for the year ended December 31, 2012 was approximately $63,000.

On February 24, 2012, BioZone Pharma, BioZone Labs, and Equachem (the “BZL Licensors”) and OPKO Pharmaceuticals, LLC (“OPKO”) entered into a Limited License Agreement pursuant to which OPKO acquired an exclusive license to the QuoSomes and EquaSomes TM drug delivery technology for use in ophthalmological indications and a non-exclusive license to such technology for all other indications. Pursuant to the Limited License Agreement, the Company shall pay 5% of Net Sales (as defined in the Limited License Agreement) of the Covered Products (as defined in the Limited License Agreement) to the BZL Licensors. The royalty term shall terminate on a country-by-country basis on the first date that such Covered Product ceases to be covered by a Valid Claim (as defined in the Limited License Agreement) in a country. Unless otherwise terminated, the Limited License Agreement shall remain in effect until the expiration of the last-to-expire patent within the BZL Patents (as defined in the Limited License Agreement). The BZL Licensors may terminate the license granted under the Limited License Agreement for cause upon written notice to OPKO and OPKO may terminate any license granted to it by providing 90 days written notice to the BZL Licensors.

Research and Development

In the mid-1990s, BioZone Labs licensed a proprietary, patented, phospho lipid delivery technology for use in its contract manufacturing business. Subsequently BioZone Labs modified the lipid to enhance final product stability, ingredient penetration, ease of manufacture process, and reduction in manufacturing and raw material costs. BioZone Labs obtained three U.S. patents covering the composition of matter of the enhanced lipid and method of manufacturing the resulting lipid vesicle. BioZone Labs modified the lipid through removal of phosphate and PEGylation, which is the process of covalent attachment of polyethylene glycol polymer chains to another molecule, normally a drug or therapeutic protein.

We refer to the pegylated lipid (i.e., the lipid modified with the PEGylation process described above) used in dermatological products as QuSomes. Our Glyderm Specialty Product, Intense C Serum PM – 7.5% L-Ascorbic Acid, is formulated with QuSomes. We refer to the pegylated lipid used in liquid oral OTC products as LiquaVail; and the pegylated lipid used in gelatin capsules as HyperSorb.

Recently, we developed a pegylated lipid, which we refer to as EquaSomes®, for use in combination with drugs administered by injection or infusion. We have yet to perform any human clinical studies with respect to any product candidate. In March 2011, we established a research and small scale lipid manufacturing facility, located in Princeton, New Jersey, to advance our efforts to formulate certain generic drug products with a combination of an active pharmaceutical ingredient and EquaSomes. In September 2012, we terminated research and development activities at this location, including personnel connected with such efforts and our former consultant. Dr. Nian Wu, a former consultant to the Company, agreed to use his best efforts to assume the lease of the facility pursuant to the terms of his Separation Agreement. Total research and development costs for the fiscal years ended December 31, 2012 and 2011 were $743,091 and $423,183, respectively.

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

Customers and Marketing

BioZone Labs sells products to more than fifty customers through two sales professionals who market development, formulation and manufacturing services to potential customers. During the year ended December 31, 2012, four customers accounted for approximately 28%, 21%, 7% and 5% of the Company’s sales. Currently, our two largest customers are Matrix Initiatives and Savvier LLP. If any of these two customers discontinues or substantially reduces its purchases from us, it may have a material adverse effect on our business and financial condition. We believe that we have good relationships with our customers.

Generally, we satisfy customer orders on an individual purchase order basis and do not enter into manufacturing agreements. We have a supply agreement with Matrixx Initiatives, which provides, among other things, that we will be the exclusive manufacturer of the products described in the agreement for a specified term; the pricing for our manufacturing services, which is subject to change during the term, and provides for payment and allowances. The agreement has a three year term and provides for annual renewals. The agreement does not require the customer to purchase any specific volumes of our products.

On December 18, 2012, Matrixx Initiatives initiated a voluntary recall of one lot of Zicam® Extreme Congestion Relief nasal gel that we manufactured on their behalf (the “Product Recall”). Matrixx took this step after we informed Matrixx that we found a small amount of Burkholderia cepacia in a single sample of the product taken from the affected lot. Burkholderia cepacia poses little medical risk to healthy individuals. However, Burkholderia cepacia in a nasal spray could cause upper airway colonization and secondarily lead to respiratory infections in individuals with a compromised immune system or those with chronic lung conditions, such as cystic fibrosis. The organism is resistant to many antibiotics and may be difficult to eradicate in this sensitive population if an infection occurs. To our knowledge, Matrixx has not received any reports of illness.

On January 3, 2013, Matrixx sent BioZone Labs a Notice of Default under the Supply Agreement dated May 8, 2009 by and between BioZone and Zicam, LLC to formally notify BioZone Labs that Matrixx is handling the Product Recall and will require BioZone Labs to reimburse Matrixx for all costs and expenses related to the Product Recall. Preliminary estimates of the damages related to the Product Recall range from $1 million to $3 million.

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

Growth Strategy

Our growth strategy for our contract manufacturing business is to increase sales by establishing a dedicated sales team with industry experience who will leverage our expertise in product development and formulation to attract new contract manufacturing customers.  Our growth strategy for our proprietary brand business is to increase our promotional efforts through direct mail, internet and participation at trade shows.

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

Employees

We currently employ 66 full time and 35 seasonal employees at our Pittsburg, California facilities, two employees in Englewood Cliffs, New Jersey and one employee in Miami, Florida. These employees perform various, manufacturing, sales, marketing, research and development, and administration functions. We believe that our relations with our employees are good.

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

We have recognized net losses for the years ended December 31, 2012 and 2011, and expect to incur a net loss for the year ended December 31, 2013.  We are reviewing our manufacturing cost structure to identify inefficiencies and opportunities for reductions and our sales programs to identify opportunities for increasing sales volume. Although we anticipate that these efforts will reduce or eliminate ongoing losses and allow us to continue manufacturing operations for the foreseeable future, there can be no assurance that our cost reduction and increased sales efforts will prove successful.

We have negative working capital.

As of December 31, 2012, we had negative working capital of $5,255,220, which may impact our ability to raise needed capital. Our failure to raise capital when needed would adversely affect our growth opportunities and investment in capital expenditures.

Our independent auditor has issued an audit opinion which includes a statement describing a substantial doubt whether we will continue as a going concern, which may have a detrimental effect on our ability to obtain additional financing.

The continuation of the Company as a going concern is dependent upon, among other things, the attainment of profitable operations and the ability of the Company to obtain necessary equity or debt financing.  These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Accordingly, the audit report prepared by our independent registered public accounting firm relating to the consolidated financial statements for the year ended December 31, 2012 and December 31, 2011 includes an explanatory paragraph expressing substantial doubt about its ability to continue as a going concern.  Our auditor’s going concern opinion may have a detrimental effect on our ability to obtain additional funding.

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

There is significant litigation in the biotechnology field regarding patents and other intellectual property rights. We may be exposed to future litigation by third parties based on claims that our products, technologies or activities infringe the intellectual property rights of others. Although we try to avoid infringement, and as of the date hereof, there are no claims against us alleging infringement, there is the risk that we will use a patented technology owned or licensed by another person or entity and/or be sued for infringement of a patent owned by a third party. Under current United States law, patent applications are confidential for 18 months following their priority filing date and may remain confidential beyond 18 months if no foreign counterparts are applied for in jurisdictions that publish patent applications. There are many patents relating to the use of lipids and liposomes. If our products or methods are found to infringe any patents, we may have to pay significant damages and royalties to the patent holder or be prevented from making, using, selling, and offering for sale or importing such products or from practicing methods that employ such products.

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

We are highly dependent on Elliot Maza, our Chief Executive and Chief Financial Officer, Dr. Brian Keller, our President and Chief Scientific Officer, and Christian Oertle, our Chief Strategy Officer. We do not have “key person” life insurance. The loss of Mr. Maza, Dr. Keller or Mr. Oertle may have an adverse effect on our business. We have entered into three year employment contracts with Dr. Keller and Mr. Oertle.  Each of the employment agreements may be terminated by the Company at will, subject to an obligation to pay severance for six months at the then applicable monthly base salary.

Elliot Maza, our Chief Executive Officer, Chief Financial Officer and Secretary, devotes a portion of his business time to another enterprise.

Elliot Maza, our Chief Executive Officer, Chief Financial Officer and Secretary, does not work for us exclusively as he is also the Consulting Chief Financial Officer of Intellect Neurosciences, Inc., a biotechnology company focused on the development of therapeutics for Alzheimer’s disease.  We do not consider Intellect Neurosciences, Inc. to be a competitor of the Company.   Mr. Maza devotes approximately 7 hours per week to Intellect Neurosciences, Inc. matters.

Our officers and directors hold a substantial number of shares of our common stock.

Our officers and, directors and their affiliates own or control an aggregate of 10,639,467 shares of the Company’s common stock, which represents approximately 16.9% of our issued and outstanding common stock as of March 29, 2013.  Therefore, our officers and directors could exert substantial influence over election of our directors and our operations.  Moreover, authorization to modify our Articles of Incorporation, as amended, requires only majority stockholder consent.  This concentration of ownership could also have the effect of delaying or preventing a change in control.  Additionally, potential conflicts of interest may arise between our officers and directors and our shareholders and our officers and directors may vote their shares in a way that our other shareholders do not approve.

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

Management has identified certain material weaknesses relating to our internal controls and procedures.  The reason for the ineffectiveness of our disclosure controls and procedures is the result of the lack of of formal documentation containing written procedures and controls that must be followed to ensure the filing of timely and accurate reports with the Securities and Exchange Commission and the lack of sufficient accounting staff to provide for segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto.

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

Item 2. Properties.

Our facilities are located in Pittsburg, California, Princeton, New Jersey, Miami, Florida and Englewood Cliffs, New Jersey.

BioZone Labs manufactures its products in a 20,000 s.f., cGMP facility owned by 580 Garcia Avenue, LLC, its consolidated VIE, and fills and stores its products at a 60,000 sq. ft. rented facility located at 701 Willow Pass Road, Pittsburg, CA. The lease for the Willow Pass Road facility expires on April 30, 2014 and provides for annual rentals of approximately $341,000.

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey to conduct research and development activities related to our proprietary drug delivery technology. The lease expires on July 20, 2016. Rent expense is $8,065 per month. In September 2012, we terminated research and development activities at this location, including personnel connected with such efforts and our former consultant. Dr. Nian Wu, a former consultant to the Company, agreed to use his best efforts to assume the lease of the facility pursuant to the terms of his Separation Agreement.

Our corporate headquarters is located at 550 Sylvan Avenue, Englewood Cliffs, New Jersey, where we lease approximately 800 square feet of office space. The lease expires on June 30, 2013. Rent expense is approximately $2,250 per month.

Item 3. Legal Proceedings.

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

An action was commenced on March 19, 2012 against BioZone Labs, the Company and a former officer and director of the Company, Daniel Fisher in the United States District Court for the District of Maryland.  The plaintiff alleges breach of contract and other commercial wrongdoing and seeks damages in connection with a single purchase order issued during early 2010 relating to the development of certain over the counter products to treat cough and cold symptoms.  The Company refutes the allegations and intends to vigorously defend against this action. We are unable to provide an estimate of the amount or range of reasonable possible losses from this litigation because, among other reasons, the complaint does not set forth a monetary demand.

Daniel Fisher v. BioZone Pharmaceuticals, Inc., Elliot Maza, Brauser Honig Frost Group, Michael Brauser, Barry Honig, and The Frost Group LLC

United States District Court, Northern District of California, No. 12-03716

On July 16, 2012, Daniel Fisher (“Fisher”), a former officer and director of the Company, commenced an action in the United States District Court for the Northern District of California against the Company and certain officers and investors thereof.  Fisher asserts claims for breach of contract, conversion, wrongful termination, and unjust enrichment, and violation of the federal whistleblower statute arising from his former role as an officer and director of the Company and certain contractual agreements that he entered into with the Company.  Fisher seeks $23 million in damages as against all defendants. The Company disputes Fisher’s allegations, intends to vigorously defend them and has filed an action against Fisher in New York described below. We are unable to provide an estimate of the amount or range of reasonable possible losses from this litigation because it is at a very early stage.

BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC

Supreme Court of the State of New York, County of New York, No. 652489/2012

On July 18, 2012, the Company filed a Summons with Notice in New York State Court against Fisher and 580 Garcia Properties, LLC alleging breach of contract, breach of fiduciary duty, negligence, and fraud claims arising from Fisher’s former role as an officer and director of the Company.  On November 16, 2012, the Company filed its Complaint in this action that specified the nature and extent of its claims against Fisher.  The Company is seeking a minimum of $2 million in damages, together with the cancellation of 6.65 million shares of the Company’s stock, and Fisher’s forfeiture of property located at 580 Garcia Avenue, Pittsburg, CA, which property is used by the Company as a warehouse facility.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BZNE.OB since March 7, 2011 and prior to that under the symbol “ISFR”. The following table sets forth the high and low prices as reported on the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.   Prior to May 19, 2011, there was no active market for our common stock. As of April 1, 2013, there were approximately 257 holders of record of our common stock.

Fiscal year ended December 31, 2011
Period	High	Low
May 19, 2011 through June 30, 2011	$5.50	$1.50
July 1, 2011 through September 30, 2011	$4.65	$1.50
October 1, 2011 through December 31, 2011	$4.64	$3.68

Fiscal year ended December 31, 2012
January 1, 2012 through March 31, 2012	$3.69	$1.60
April 1, 2012 through June 30, 2012	$4.00	$1.04
July 1, 2012 through September 30 , 2012	$4.00	$0.51
October 1, 2012 through December 31, 2012	$3.46	$0.51

The last reported sales price of our Common stock on the OTC Bulletin Board on March 29, 2013 was $1.05 per share.

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

On February 24, 2012, we entered into a Securities Purchase Agreement with a purchaser pursuant to which we sold (i) $1,700,000 of 10% secured convertible promissory note due two years from the date of issuance and (ii) warrants to purchase 8,500,000 shares of the Company’s common stock at an exercise price of $0.40 per share for gross proceeds to us of $1,700,000.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

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

Reverse Merger

On June 30, 2011, the Company acquired all of the outstanding shares of BioZone Laboratories, Inc. and its affiliates. BioZone Labs primarily is engaged in the business of developing and manufacturing Over the Counter (“OTC”) drug products and cosmetic and beauty products on behalf of third parties. Equalan LLC (“Equalan”), related to BioZone Labs through common stock ownership, markets a line of proprietary skin care products under the brand names of Glyderm®. Equachem LLC (“Equachem”) also related to BioZone Labs through common stock ownership, sells raw materials used in OTC drugs and cosmetic products. We refer to BioZone Labs, Equalan and Equachem as the “BioZone Labs Group”. The BioZone Labs Group generated $17.2 and $12.6 million of sales during the years ended December 31, 2012 and 2011, respectively, of which $17.2 million or 94% and $11.6 million or 92%, respectively, were generated by BioZone Labs from its third party contract manufacturing business.

Pursuant to authoritative accounting guidance, we accounted for the purchase of the BioZone Labs Group as a “Reverse Merger”, with each of BioZone Labs, Equalan and Equachem, treated as the accounting survivor.

On February 22, 2013 and March 7, 2013, we liquidated Equachem and Equalan, and transferred their activities to BioZone Labs in an effort to reduce selling and administrative expenses.

Results of Operations

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011:

Sales

Sales for the years ended December 31, 2012 and 2011 were $17,190,720 and $12,605,146 respectively. The increase in revenue of $4,585,574 or 36.4% primarily was attributable to new production on behalf of an internet retailer who became a customer of BioZone Labs in late 2011; increased production on behalf of Matrixx Initiatives, our largest customer; and increased orders from our legacy customers from increased end-user demand.

Cost of Sales and Gross Profit

Cost of sales for the years ended December 31, 2012 and 2011 were $9,969,068 and $9,919,568, respectively, resulting in gross profit of $7,221,652 and $2,685,578, respectively. The gross profit percentages for the years ended December 31, 2012 and 2011 were 42% and 21%, respectively.

The increase in gross profit of $4,536,074 primarily was attributable to increased sales offsetting an amount of cost of goods sold that is fixed regardless of the number of units produced; and a write-off of  obsolete and unusable inventory in 2011 valued at $1,439,616 as compared to a write-off of inventory in 2012 valued at $405,918. Excluding the charges to inventory, our gross profit margins were 44% and 33% for the years ended December 31, 2012 and 2011, respectively.

Operating Expenses

We had total operating expenses of $9,858,213 for the year ended December 31, 2012 as compared to $6,572,578 for the year ended December 31, 2011. The increase in operating expenses of $3,285,635 is due to an increase in general and administrative expenses of $869,292; $548,492 of expenses related to the reverse merger and reflecting the consolidation of Baker Cummins for the full year 2012 rather than a partial year in 2011; and an increase in legal fees of $325,000.  These expenses were offset by small decreases in various expense accounts.  Selling expenses increased by $96,435 or 14.2% to $774,778 for the year ended December 31, 2012 from $678,343 for the year ended December 31, 2011 due to the large increase in sales.  Research and Development expenses increased $319,908, due to the opening of our research facility in Princeton, NJ and the addition of 5 staff members. In September 2012, we terminated research and development activities at this location, including personnel connected with such efforts.

On December 18, 2012, Matrixx Initiatives initiated a voluntary recall of one lot of Zicam® Extreme Congestion Relief nasal gel that we manufactured on their behalf (the “Product Recall”). Matrixx took this step after we informed Matrixx that we found a small amount of Burkholderia cepacia in a single sample of the product taken from the affected lot. Burkholderia cepacia poses little medical risk to healthy individuals. However, Burkholderia cepacia in a nasal spray could cause upper airway colonization and secondarily lead to respiratory infections in individuals with a compromised immune system or those with chronic lung conditions, such as cystic fibrosis. The organism is resistant to many antibiotics and may be difficult to eradicate in this sensitive population if an infection occurs. To our knowledge, Matrixx has not received any reports of illness.

On January 3, 2013, Matrixx sent BioZone Labs a Notice of Default under the Supply Agreement dated May 8, 2009 by and between BioZone and Zicam, LLC to formally notify BioZone Labs that Matrixx is handling the Product Recall and will require BioZone Labs to reimburse Matrixx for all costs and expenses related to the Product Recall. Preliminary estimates of the damages related to the Product Recall range from $1 million to $3 million.

We recorded a charge of $2,000,000 for the cost of reimbursing Matrixx for the expense of the Product Recall. We have paid Matrixx a total of $579,197, the balance remains due and owing.

Interest Expense

We incurred interest expense of $5,481,581 for the year ended December 31, 2012 as compared to $1,242,853 for the year ended December 31, 2011. The increase in interest expense of $4,238,728 primarily is due to an increase of $3,295,896 resulting from recording the excess value of warrants issued with the convertible notes the Company sold in 2012. In addition, $976,319 of the increase was due to the amortization of the debt discount recorded for the warrants issued with the convertible notes sold by the Company in 2012.  These increases were partially offset by a decrease in interest paid due to lower interest rates and lower average outstanding balances.

Change in value of derivative instruments

We recorded a gain of $153,540 related to the change in the fair market value of our derivative instruments for the year ended December 31, 2012 compared to the period ended December 31, 2011 when we recorded a loss of $281,508 for.

Net Loss / Income

As a result of the foregoing, we realized a net loss of $7,964,602 for the year ended December 31, 2012 as compared to a net loss of $5,457,310 for the year ended December 31, 2011, an increase in net loss of $2,507,292.

Evaluation of Disclosure Controls and Procedures

We have identified certain material weaknesses relating to our internal controls and procedures.  The reason for the ineffectiveness of our disclosure controls and procedures is the result of the lack of formal documentation containing written procedures and controls that must be followed to ensure the filing of timely and accurate reports with the Securities and Exchange Commission and the lack of sufficient accounting staff to provide for segregation of duties and responsibilities with respect to our cash control over the disbursements related thereto. Although neither management nor our independent auditors discovered any significant errors in the preparation of our financial statements, the lack of formal written controls and procedures and the lack of multiple levels of review and segregation of duties could lead to error or fraud and is considered a per se material weakness in internal controls over financial reporting Recently we hired additional staff in our accounting department and are initiating a program to establish formal written controls and procedures.

Liquidity and Capital Resources

As of December 31, 2012, our current assets were $2,670,293 as compared to $2,904,436 at December 31, 2011.  As of December 31, 2012, our current liabilities were $7,925,513, as compared to $7,278,170 at December 31, 2011.  Operating activities used net cash of $1,471,396 for the year ended December 31, 2012, as compared to using net cash of $420,953 for the year ended December 31, 2011.

During the year ended December 31, 2012, investing activities used net cash of $374,336, comprised of cash used for the purchases of property and equipment. During the year ended December 31, 2011, investing activities provided net cash of $10,290, primarily due to the cash acquired in the Aero acquisition.

During the year ended December 31, 2012, cash of $1,491,695 was provided by financing activities, consisting of proceeds from the issuance of convertible notes of $3,750,000, and the sale of common stock of $650,000.  This was offset by repayment of convertible notes payable of $2,650,115, payment of deferred financing fees of $36,304, and repayment of debt of $222,001 compared to net cash provided by financing activities of $575,521 during the comparable twelve-month period ended December 31, 2011, which consisted of proceeds from convertible debt of $2,750,000 and proceeds from the sale of common stock of $705,000, offset by repayments of borrowings of note holders, primarily Bank of Marin, of $2,725,904, payment of deferred financing fees of $150,364 and repayment to shareholders of $3,211.

Our net loss for the years ended December 31, 2012 and 2011 was  $7,964,602 and $5,457,310 respectively. As of December 31, 2012, we had cash and cash equivalents of $62,296 and negative working capital of $5,255,220.

On March 22, 2013, BioZone Laboratories, Inc. (the “Seller”), a wholly-owned subsidiary of Biozone Pharmaceuticals, Inc., entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Midland American Capital Corporation (“Midland”) pursuant to which Midland will provide up to $1,500,000 of financing, on a discretionary basis, against the Company’s account receivables. Under the Factoring Agreement, Midland has agreed to purchase certain account receivables of the Seller and the Seller has agreed to pay Midland an initial fee of 2.5% of the face amount of an account (subject to certain adjustments) plus 0.833% of the face amount of an account (subject to certain adjustments) for each 10 day period following the first 30 days of financing.  In connection with the execution of the Factoring Agreement, the Seller entered into a Purchase Money Rider (the “Purchase Money Rider”) with Midland pursuant to which Midland will provide to the Seller, on a discretionary basis, financing to procure raw materials for the manufacture of Seller’s goods. The financing under the Purchase Money Rider may be made via direct payment to the Company’s suppliers or issuance of letters of credit. The Seller will be required to pay Midland an initial purchase fee of 2.95% of the amount financed plus a purchase money fee of 0.933% of the amount financed for each 10 day period following the first 30 days of financing. In addition to and in connection with the foregoing, Guarantee and Security Agreements, Validity Guarantees and Intercreditor Agreements were executed.  The above description of the Factoring Agreement and the agreements executed in connection therewith do not purport to be complete and is qualified in its entirety by reference to forms of such agreements which are filed as exhibits to this Annual Report.

We are in the process of reviewing our contract manufacturing cost structure to identify inefficiencies and opportunities for reductions. Also, we are reviewing our sales efforts and programs to identify opportunities for increasing sales volume. We anticipate that these efforts will reduce or eliminate ongoing losses and allow us to continue contract manufacturing operations for the foreseeable future.

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

Off–Balance Sheet Arrangements

As of December 31, 2012, we had no material off-balance sheet arrangements other than operating leases.

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

Properties

Our facilities are located in Pittsburg, California, Princeton, New Jersey, Miami, Florida and Englewood Cliffs, New Jersey.

BioZone Labs manufactures its products in a 20,000 s.f., cGMP facility owned by 580 Garcia Avenue, LLC, its consolidated VIE and fills and stores its products at a 60,000 sq. ft. rented facility located at 701 Willow Pass Road, Pittsburg, CA. The lease for the Willow Pass Road facility expires on April 30, 2014 and provides for annual rentals of approximately $341,000.

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey to conduct research and development activities related to our proprietary drug delivery technology. The lease expires on July 20, 2016. Rent expense is approximately $8,065 per month. In September 2012, we terminated research and development activities at this location, including personnel connected with such efforts and our former consultant. Dr. Nian Wu, a former consultant to the Company, agreed to use his best efforts to assume the lease of the facility pursuant to the terms of his Separation Agreement.

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

Basis of Consolidation

The consolidated financial statements include the accounts of BioZone Pharmaceuticals, Inc. and its subsidiaries, all of which are wholly owned, its equity investment in BetaZone Laboratories, LLC, and 580 Garcia Ave, LLC, a Variable Interest Entity (“VIE”).

The Company considered the terms of its interest in 580 Garcia and determined that it was a variable interest entity (VIE) in accordance with ACS 810-10-55, and that it should be consolidated with the Company.  As of December 31, 2011, amounts relating to 580 Garcia included in the consolidated assets, which are shown in Property and Equipment, and consolidated liabilities, which are reported in long-term debt, total $758,814 and $2,582,818, respectively. The Company rents the manufacturing facility located at 580 Garcia Avenue, Pittsburg CA from 580 Garcia, is the sole tenant and is a guarantor of the mortgage note issued by 580 Garcia to GECC, the lien holder on the property. The Company’s maximum exposure to loss, which is based on the Company’s guarantee of the mortgage note of 580 Garcia owed to GECC, is $2,582,818, which equals the carrying amount of the liability as of December 31, 2012.

Revenue Recognition

BioZone Labs operates as a contract manufacturer and produces finished goods according to customer specifications. Equalan sells its merchandise directly to dermatologists and to online retailers. Equachem operates as a reseller of pharmaceutical raw materials and licensor of intellectual property. The agreements with customers for each of the companies do not contain any rights of return other than for goods that fail to meet the specifications provided by the customer. None of the companies has experienced any significant returns from customers and accordingly, in management’s opinion, no reserve for returns is provided. We record revenue when persuasive evidence of an arrangement exists, services have been rendered or product delivery has occurred, the selling price to the customer is fixed or determinable and collectability of the revenue is reasonably assured.

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

Our derivative instruments were valued using the Black-Scholes option pricing model, using the following assumptions during the year ended December 31, 2012:

Estimated dividends                             None

Expected volatility                                184%

Risk-free interest rate                           0.83%

Expected term                                        3.25 years

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

Item 8. Financial Statements and Supplementary Data.

CONTENTS

CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Operations for the years ended December 31, 2012 and 2011

Consolidated Statements of Changes in Shareholders' Deficiency for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

Notes to the Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biozone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Biozone Pharmaceuticals, Inc. as of December 31, 2012 and 2011, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biozone Pharmaceuticals, Inc. as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years ended December 31, 2012 and 2011 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred operating losses for its last two fiscal years, has a working capital deficiency of $5,255,220, and an accumulated deficit of $14,128,079. Management plans regarding these matters are also described in Note 3. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We were also engaged to audit, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 29, 2012 expressed a disclaimer of opinion on the Company's internal control over financial reporting.

 /s/ Paritz and Company. P.A.

Hackensack, New Jersey
March 29, 2013

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET

	December 31, 2012	December 31, 2011

ASSETS

Current assets:
Cash and cash equivalents	$62,296	$416,333
Account receivable net of allowance for doubtful accounts	834,998	523,039
$46,119 and $449,524, respectively
Inventories	1,651,087	1,819,751
Prepaid expenses and other current assets	121,912	145,313
Total current assets	2,670,293	2,904,436

Property and equipment, net	3,333,919	3,342,447
Goodwill	1,026,984	1,026,984
Intangibles, net	190,894	247,450
Deferred financing costs, net	17,677	25,319

	4,569,474	4,642,200

Total Assets	$7,239,767	$7,546,636

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	736,279	1,616,673
Accrued expenses and other current liabilities	3,127,817	1,181,852
Accrued interest	286,382	83,548
Notes payable - shareholder	1,099,715	1,099,715
Convertible notes payable, net of debt discount	1,472,152	2,050,000
Deferred income tax	102,022	102,022
Derivative instruments	919,394	883,619
Current portion of long term debt	181,752	260,741
Total current liabilities	7,925,513	7,278,170

Long Term Debt	2,894,579	3,037,591

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	63,143	55,181
63,142,969 and 55,181,165 shares issued and outstanding at
December 31, 2012, and 2011, respectively
Additional paid-in capital	10,484,611	3,339,171
Accumulated deficit	(14,128,079)	(6,163,477)

Total shareholders' deficiency	(3,580,325)	(2,769,125)

Total liabilities and shareholders' deficiency	$7,239,767	$7,546,636

See notes to consolidated financial statements.

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2012	2011

Sales	$17,190,720	$12,605,146

Cost of sales	(9,969,068)	(9,919,568)

Gross profit	7,221,652	2,685,578

Operating Expenses:
General and adminstrative expenses	6,340,344	5,471,052
Selling expenses	774,778	678,343
Research and development expenses	743,091	423,183
Recall charges	2,000,000	-
Total Operating Expenses	9,858,213	6,572,578

Loss from operations	(2,636,561)	(3,887,000)

Interest expense	(5,481,581)	(1,242,853)
Change in fair market value of derivative liability	153,540	(281,508)
Equity in loss of unconsolidated subsidiary	-	(42,677)

Loss before provision for income taxes	(7,964,602)	(5,454,038)

Provision for income taxes		3,272

Net loss	$(7,964,602)	$(5,457,310)

Loss per common share	$(0.13)	$(0.11)

Basic and diluted weighted average common share outstanding	62,029,805	50,443,025

See notes to consolidated financial statements.

BIOZONE PHARMACEUTICALS INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011

Cash flows from operating activities
Net loss	$(7,964,602)	$(5,457,310)
Adjustments to reconcile net loss to net cash
used in operating activities:

Deferred income taxes	-	3,272
Bad debt expense	149,803	326,456
Depreciation and amortization	439,420	531,844
Amortization of deferred financing costs	43,946	160,408
Write-off of obsolete inventory	405,918	1,439,616
Change in fair value of derivative liability	(153,540)	281,508
Stock and warrant based compensation	120,000	-
Equity in loss of unconsolidated subsidiary	-	42,677
Non-cash interest expense	5,181,251	758,044
Changes in assets and liabilities:
Account receivable-trade	(461,762)	560,353
Inventories	(237,254)	(665,914)
Prepaid expenses and other current assets	23,401	(102,031)
Accounts payable	(880,394)	652,240
Accrued expenses and other current liabilities	1,862,417	1,047,884
Net cash used in operating activities	(1,471,396)	(420,953)

Cash flows from investing activities
Purchase of property and equipment	(374,336)	(575,430)
Cash acquired on business combination		585,720
Net cash provided by (used in) investing activities	(374,336)	10,290

Cash flows from financing activities
Proceeds from convertible debt	3,750,000	2,750,000
Payment of deferred financing costs	(36,304)	(150,364)
Repayment of borrowings from noteholders	(2,650,000)	(2,725,904)
Proceeds from sale of common stock	650,000	705,000
Repayment of debt	(222,001)	-
Payment to shareholder		(3,211)
Net cash provided by financing activities	1,491,695	575,521

Net increase (decrease) in cash and cash equivalents	(354,037)	164,858

Cash and cash equivalents, beginning of year	416,333	251,475

Cash and cash equivalents, end of year	$62,296	$416,333

Supplemental disclosures of cash flow information:

Interest paid	$384,084	$539,616
Conversion of convertible note payable and acrued interest
to common stock	$-	$509,178
Derivative liability relieved for cashless exercise
of warrant for common stock	$6,503,402	$-
Debt discount related to fair value of warrants issued	$2,755,274	$-

See notes to consolidated financial statements.

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Accumulated defecit	Total

Balance as of December 31, 2010	21,000,000	$21,000	$95,967	$(706,167)	$(589,200)

Effect of reverse merger	46,029,396	46,029	1,953,971		2,000,000

Shares issued to consultant	500,000	500	1,949,500		1,950,000

Shares issued for liquidated damages	13,914	14	6,943		6,957

Proceeds from sale of common stock	955,000	955	704,045		705,000

Shares issued to extend maturity date of convertible notes payable	112,500	113	56,137		56,250

Shares issued upon conversion of convertible notes payable	1,018,356	1,018	508,160		509,178

Shares cancelled to consultant	(500,000)	(500)	(1,949,500)		(1,950,000)

Cancellation of ISR shares	(13,948,000)	(13,948)	13,948		-

Net loss for year				(5,457,310)	(5,457,310)

Balance at December 31, 2011	55,181,166	55,181	3,339,171	(6,163,477)	(2,769,125)

Proceeds from sale of common stock	1,755,000	1,755	648,245		650,000

Shares issued upon cashless exercise of warrants	12,856,803	12,857	6,490,545		6,503,402

Cancellation of founder's shares	(6,650,000)	(6,650)	6,650		-

Net loss for the year				(7,964,602)	(7,964,602)

Balance at December 31, 2012	63,142,969	$63,143	$10,484,611	$(14,128,079)	$(3,580,325)

See notes to consolidated financial statements.

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

The Company accounted for the acquisition of the BioZone Lab Group as a “reverse acquisition”. Accordingly, the Company is considered the legal acquirer and the BioZone Lab Group is considered the accounting acquirer. The current and future financial statements will be those of the historical financial statements of the BioZone Lab Group, and BioZone Pharmaceuticals, Inc. from the date of acquisition.  As a result of the June 30, 2011 transaction referred to above, we recorded the fair value of the acquisition at $2,000,000 as further described below. In addition, on September 21, 2011, the Company issued 13,914 shares of common stock to certain shareholders in consideration for the delay in filing the Company’s Registration Statement on Form S-1, as required in the Asset Purchase Agreement. These shares were valued at $0.50 per share and the resulting amount was charged to interest expense at the time of issuance.

The Company engaged a leading financial advisory firm specializing in corporate finance and business valuation to determine the fair value of certain identifiable intangible assets acquired which were identified based on an analysis of the transaction, a review of available supporting documents, and discussions with management. The analysis focused on determining which components met the requirements for recognition as an intangible asset separate from goodwill under ASC 805, and had characteristics that allowed its value to be reasonably estimated. This analysis ultimately identified the acquired brands and customer relationships as the qualifying intangible assets subject to amortization, which were valued at $110,000 and $172,800, respectively. Intangible assets recognized apart from goodwill are classified as finite lived (subject to amortization) on the basis of the intangible asset’s expected useful life, which was determined to be 5 years.

Accordingly, the purchase price has been allocated to the fair values of tangible and intangible assets acquired and liabilities assumed at the acquisition date as follows:

Financial assets	$598,168
Inventory	92,343
Property and equipment	1,377
Financial liabilities	(1,672)
Total identifiable assets	690,216
Goodwill	1,026,984
Intangibles	282,800
$2,000,000

The following table provides unaudited pro-forma results of operations for the fiscal years ended December 31, 2011 as if the acquisition had been consummated as of the beginning of the period presented. The pro-forma results include the effect of certain purchase accounting adjustments, such as the estimated changes in depreciation and amortization expense on the acquired intangible assets. However, pro-forma results do not include any anticipated cost savings or other effects of the planned integration of the companies. Accordingly, such amounts are not necessarily indicative of the results if the acquisition had occurred on the dates indicated, or which may occur in the future.

Pro-forma results
Year ended December 31,
2011

Revenues	$12,712,091

Loss before income taxes	(5,515,081)

Net loss per share	$(0.11)

The Consolidated Statements of Operations for the Year Ended December 31, 2011 and December 31, 2010 contains a revised presentation of Net loss per common share and Basic and diluted weighted average common shares outstanding for each period presented as compared to such amounts included on Form 10-K for the period ended December 31, 2011 filed on April 16, 2012. The following table describes the revisions:

Consolidated Statement of Operations	Year ended December 31, 2011

Net loss per common share - originally reported	(0.11)

Basic and diluted weighted average common shares outstanding - originally reported	50,443,025

Net loss per common share - adjusted	(0.12)

Basic and diluted weighted average common shares outstanding - adjusted	44,552,409

Also, the Consolidated Statements of Changes in Shareholders’ Deficiency through the year ended December 31, 2011 contains a revised presentation of changes in shareholders’ deficiency throughout the periods presented as compared to such changes included on Form 10-K for the period ended December 31, 2011 filed on April 16, 2012. The following table describes the revisions:

As originally reported on form 10-K

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Shareholder's defecit	Total

Balance at December 31, 2010	44,749,999	44,750	72,217	(706,167)	(589,200)

Shares issued for acquisition	8,331,396	8,331	1,991,669		2,000,000

Proceeds from sale of common stock	955,000	955	704,045		705,000

Shares issued to extend maturity date
of convertible notes payable	112,500	113	56,137		56,250

Shares issued upon conversion of
convertible note payable	1,018,356	1,018	508,160		509,178

Shares issued for liquidated damages	13,914	14	6,943		6,957

Net loss for the year				(5,457,310)	(5,457,310)

Balance at December 31, 2011	55,181,165	$55,181	$3,339,171	$(6,163,477)	$(2,769,125)

As revised on the accompanying financial statements

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Shareholder's defecit	Total

Balance at December 31, 2010	21,000,000	21,000	95,967	(706,167)	(589,200)

Effect of reverse merger	46,029,396	46,029	1,953,971		2,000,000

Shares issued to consultant	500,000	500	1,949,500		1,950,000

Shares issued for liquidated damages	13,914	14	6,943		6,957

Proceeds from sale of common stock	955,000	955	704,045		705,000

Shares issued to extend maturity date
of convertible notes payable	112,500	113	56,137		56,250

Shares issued upon conversion of
convertible note payable	1,018,356	1,018	508,160		509,178

Shares cancelled to consultant	(500,000)	(500)	(1,949,500)		(1,950,000)

Cancellation of ISR shares	(13,948,000)	(13,948)	13,948		-

Net loss for the year				(5,457,310)	(5,457,310)

Balance at December 31, 2011	55,181,166	$55,181	$3,339,171	$(6,163,477)	$(2,769,125)

The revised presentation in the Consolidated Statements of Operations and Consolidated Statements of Changes in Shareholders’ Deficiency arises from a revision of the number of shares outstanding as of December 31, 2010, the first date of the Company’s financial statements included in the accompanying financial statements. Specifically, we reduced the number of shares outstanding as of December 31, 2009 from 44,749,999 to 21,000,000 to accurately reflect the number of shares issued to the owners of the BioZone Labs Group, the accounting acquiror in the reverse merger. As a result of this change, we revised the Consolidated Balance Sheets as of December 31, 2011 and 2010 to show as 21,000,000 the number of shares of common stock issued and outstanding at December 31, 2010.

NOTE 2 - Summary of Significant Accounting Policies

Basis of Consolidation

The consolidated financial statements include the accounts of BioZone Pharmaceuticals, Inc. and its subsidiaries, all of which are wholly owned, its equity investment in BetaZone Laboratories, LLC, and 580 Garcia Ave, LLC, a Variable Interest Entity (“VIE”).

The Company considered the terms of its interest in 580 Garcia and determined that it was a variable interest entity (VIE) in accordance with ACS 810-10-55, and that it should be consolidated with the Company.  As of December 31, 2011, amounts relating to 580 Garcia included in the consolidated assets, which are shown in Property and Equipment, and consolidated liabilities, which are reported in long-term debt, total $758,894 and $2,582,818, respectively. The Company rents the manufacturing facility located at 580 Garcia Avenue, Pittsburg CA from 580 Garcia, is the sole tenant and is a guarantor of the mortgage note issued by 580 Garcia to GECC, the lien holder on the property. The Company’s maximum exposure to loss, which is based on the Company’s guarantee of the mortgage note of 580 Garcia owed to GECC, is $2,582,818, which equals the carrying amount of the liability as of December 31, 2012.

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our investment in BetaZone Laboratories, LLC.

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

If the Company identifies excess, obsolete or unsalable items, its inventories are written down to their realizable value in the period in which the impairment is first identified. During the year ended December 31, 2012 we recorded a charge to cost of sales of $405,918 while in the prior year period we charged $1,439,616 relating to the write-down of inventory due to obsolescence.  Shipping and handling costs incurred for inventory purchases and product shipments are recorded in cost of sales in the Company's consolidated statements of operations.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2012:

Estimated dividends	None

Expected volatility	184%

Risk-free interest rate	0.83%

Expected term	3.25 years

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

Research and development expenditures are charged to operations as incurred

Advertising

Advertising and marketing expenses are charged to operations as incurred

NOTE 3 – Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for its last two fiscal years, has a working capital deficiency of $5,255,220 and an accumulated deficit of $14,128,079 as of December 31, 2012. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is implementing a growth strategy for our contract manufacturing business is to increase sales by establishing a dedicated sales team with industry experience who will leverage our expertise in product development and formulation to attract new contract manufacturing customers. Our growth strategy for our proprietary brand business is to increase our promotional efforts through direct mail, internet and participation at trade shows. The Company is also working to reduce selling and administrative expenses as shown by our liquidation of two of our subsidiary companies and folding their operations into Biozone Labs group. The Company has secured a financing agreement to assist with its cash needs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – Property and Equipment

A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	December 31, 2012	December 31, 2011

Vehicles	5 years	300,370	300,370
Furniture and Fixtures	10 years	64,539	60,936
Computers	5 years	234,123	191,206
Manufacturing equipment	10 years	4,062,593	3,967,302
Lab equipment	10 years	973,772	821,639
Building improvements	18 years (remainder of lease)	1,676,418	1,608,055
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,262,956	7,900,649
Accumulated depreciation		(4,929,037)	(4,558,202)
Net		3,333,919	3,342,447

NOTE 5 – Equity Method Investments

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our investment in BetaZone Laboratories LLC.  Summarized financial information for our investment in BetaZone Laboratories, LLC assuming 100% ownership interest is as follows:

	2012	2011
Balance sheet
Current assets	3,825	110,093
Current Liabilities	301,864	131,672

Statement of operations
Revenues	40,002	315,346
Net income (loss)	(272,935)	(102,047

In 2011, when the Company’s share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The Company’s unrecorded share of losses for 2012 totaled $122,821.

NOTE 6 – Convertible Notes Payable

The “March 2011 Notes”

On March 29, 2011, the Company sold 10% secured convertible promissory notes in the amount of $2,250,000, (the “March 2011 Notes”) and warrants (the “March Warrants”) to purchase securities of the Company in the Target Transaction Financing (as defined below), pursuant to a Securities Purchase Agreement entered into on February 22, 2011 (the “Private Placement”).

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

The “September 2011 Note”

On September 22, 2011, the Company issued a 10% unsecured convertible promissory note with a principal amount of $500,000, due on March 22, 2012 (the “September 2011 Note”) and a warrant (the “September Warrant”) to purchase certain securities of the Company in the Target Transaction Financing, pursuant to a Securities Purchase Agreement entered into on that date .

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

The “March 2012 Purchase Order Note”

On March 13, 2012, we sold a 10% senior convertible promissory note with a principal amount of $1,000,000 (the “Purchase Order Note”) to an accredited investor for a purchase price of $1,000,000.  The principal amount of the Purchase Order Note is payable in cash on such dates and in such amounts as set forth in the Purchase Order Note, based on the receipt of proceeds from sales to a certain vendor (the “Vendor Proceeds”).  The last date of the scheduled payments under the Purchase Order Note is referred to as the “Final Maturity Date”. All of our obligations under the Purchase Order Note are secured by a first priority security interest in the Vendor Proceeds as defined. The holder of the notes issued in February 2012 agreed to subordinate their security interest in the Vendor Proceeds to the interest of the holder of the Purchase Order Note.

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

The Company has not recorded a BCF on the March 201 2 Purchase Order Notes due to the effective conversion price being greater than the fair value of the Company’s stock at the issuance date.

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

As of December 31, 2012, the Company repaid $600,000 of the Purchase Order Note.

The “April 2012 Working Capital Note”

On April 18, 2012, we sold a 10% senior convertible promissory note with a principal amount of $250,000 (the “Working Capital Note”) to an accredited investor for a purchase price of $250,000.  The principal amount of the Working Capital Note is payable in cash on such dates and in such amounts as set forth in the Working Capital Note based on the receipt of the Vendor Proceeds as defined.  The last date of the scheduled payments under the Working Capital Note is referred to as the “Final Maturity Date”. All of our obligations under the Purchase Order Note are secured by a first priority security interest in the Vendor Proceeds. The buyers of the February 2012 Notes agreed to subordinate their security interest in the Vendor Proceeds to the interest of the holder of the Working Capital Note.

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

The June 2012 Warrants are exercisable immediately and expire ten years after the date of issuance and have an initial exercise price of $0.40 per share. The June 2012 Warrants are exercisable in cash or through a “cashless exercise”. We determined that the initial fair value of the June 2012 Warrants was $1,036,042 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the June 2012 Convertible Notes.  Under authoritative guidance, the carrying value of the June 2012 Convertible Notes may not be reduced below zero.  Accordingly, we recorded interest expense of $580,768, which is the excess of the value of the June 2012 Warrants over the allocated fair value of the June 2012 Convertible Notes, at the date of the issuance.  The discount related to the June 2012 Convertible Notes will be amortized over the term of the Notes as interest expense, calculated using an effective interest method.

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

The following table sets forth a summary of all the outstanding convertible promissory notes at December 31, 2012:

Convertible promissory notes issued	6,505,274
Notes repaid	(2,850,000)
Less amounts converted to common stock	(500,000)
3,155,274
Less debt discount	1,683,122
Balance December 31, 2012	1,472,152

NOTE 7 – Notes Payable – Shareholder

This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.  We recorded interest expense of $0 and $42,765 to the shareholder for the years ended December 31, 2012 and 2011 respectively

NOTE 8 – Long Term Debt

	Year ended December 31,
Notes payable of Biozone Labs	2012	2011
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$192,323	$307,255
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	221,190	257,639
of $3,640 inclusive of interest
Other	80,000	90,000

Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,582,818	2,643,438
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
	$3,076,331	$3,298,332
Less: current portion	181,752	260,741
	2,894,579	3,037,591

Long-term debt (excluding capital leases) matures as follow:

12/31/2013	112,435
12/31/2014	118,446
12/31/2015	124,856
12/31/2016	111,151
12/31/2017	96,969
Thereafter	2,512,474

Future minimum annual lease payments for capital leases in effect as of December 31, 2012 are as follows:

12/31/2013	69,316
12/31/2014	58,214
12/31/2015	35,371
12/31/2016	29,421
12/31/2017	-
Thereafter	-

NOTE 9 – Warrants

The “March 2011 Warrants”

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

The “January 2012 Warrants”

On January 11, 2012 and January 25, 2012, we sold an aggregate of 1,300,000 units (the “Units”) to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase 650,000 shares of common stock at an exercise price of $1.00 per share, subject to adjustment upon the occurrence of certain events (the “January 2012 Warrants”). The January 2012 Warrants may be exercised on a cashless basis after twelve (12) months from the date of closing if there is no effective registration statement covering the resale of the underlying shares of common stock issuable upon exercise of the warrant. The January 2012 warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants upon request of the holders in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions).  Based on authoritative guidance, we have accounted for the January 2012 Warrants as liabilities.

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

On April 25, 2012, certain holders February 2012 Warrants exercised their right to acquire 3,000,000 shares of our common stock through the cashless exercise feature and we issued to the holders a total of 2,636,804 shares of our common stock.

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

NOTE 10 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2012 and 2011 to the Company’s effective tax rate is as follows:

	Year ended December 31,
	2012	2011
U.S. federal statutory rate	-34.0%	-34.0%
State income tax, net of federal benefit	-6.0%	-6.0%
Permanent differences	67.0%	16.0%
Change in valuation allowance	-27.0%	23.4%
Income tax provision (benefit)	0.0%	-0.6%

The benefit for income tax is summarized as follows:

	Year ended December 31,
	2012	2011
Federal:
Current	$-	$-
Deferred	(894,135)	(1,693,454)
State and local:
Current	-
Deferred	(157,789)	(298,845)
Change in valuation allowance	1,051,924	1,995,571
Income tax provision (benefit)	$0	$3,272

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2012 and 2011 are as follows:

	Year ended December 31,
	2012	2011
Deferred tax assets
Net operating losses	$2,172,000	$1,003,188
Allowance for doubtful accounts	18,447	179,810
	2,190,447	1,182,998
Less: valuation allowance	(2,190,447)	(1,182,998)
		-
Deferred tax liability
Depreciation	102,022	102,022
Total deferred tax liability	$102,022	$102,022

As of December 31, 2012 and 2011, the Company had approximately $5,400,000 and $2,500,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.  The change in ownership occurred of the Company that in June 2011 resulted in an annual limitation on the usage of the Company’s pre-acquisition net operating loss carryforwards.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized.  The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment.  Based on the assessment, management has established a full valuation allowance against the entire deferred tax asset relating to NOLs for every period because it is more likely than not that all of the deferred tax asset will not be realized.

The Company files U.S. federal and states of California tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2008.The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

BioZone Labs is currently under examination for the year ended December 31, 2009, and is still open to examination for all periods subsequent to this date.  The companies included in the consolidated financial statements are open for examination for the years ended December 31, 2009, 2010, and 2011.

NOTE 11 – Concentrations

Approximately, 28% and 21% of the Company’s sales for the year ended December 31, 2012 were made to two customers.  These customers accounted for 27% and 9% of the Company’s sales for the year ended December 31, 2011.  Also, one customer accounted for 50% of our consolidated accounts receivable as of December 31, 2012, none of which was more than 30 days past due.  No other customer accounts for more than 10% of our outstanding consolidated accounts receivable.

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President for cause.  Pursuant to his employment agreement, Mr. Fisher was entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation. We have paid Mr. Fisher $56,000 in unpaid salary and vacation pay and $23,000 in penalties of which $5,769 remains outstanding and is due on April 15, 2013.  Mr. Fisher has demanded delivery to him of 6,650,000 shares of the Company’s common stock.

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial renewal period of each lease. The following table presents future minimum lease commitments under non-cancelable operating leases at December 31, 2011:

2013	$456,123
2014	442,623
2015	211,022
2016	63,481
$1,159,749

Total rent and related expenses under operating leases were $576,180 and $411,551 for the years ended December 31, 2012 and 2011 respectively. Operating lease obligations after 2011 relate primarily to office facilities

Litigation

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

An action was commenced on March 19, 2012 against BioZone Labs, the Company and a former officer and director of the Company, Daniel Fisher in the United States District Court for the District of Maryland. The plaintiff alleges breach of contract and other commercial wrongdoing and seeks damages in connection with a single purchase order issued during early 2010 relating to the development of certain over the counter products to treat cough and cold symptoms. The Company refutes the allegations and intends to vigorously defend against this action. We are unable to provide an estimate of the amount or range of reasonable possible losses from this litigation because, among other reasons, the complaint does not set forth a monetary demand.

Daniel Fisher v. BioZone Pharmaceuticals, Inc., Elliot Maza, Brauser Honig Frost Group, Michael Brauser, Barry Honig, and The Frost Group LLC

United States District Court, Northern District of California, No. 12-03716

On July 16, 2012, Daniel Fisher (“Fisher”), a former officer and director of the Company, commenced an action in the United States District Court for the Northern District of California against the Company and certain officers and investors thereof. Fisher asserts claims for breach of contract, conversion, wrongful termination, and unjust enrichment, and violation of the federal whistleblower statute arising from his former role as an officer and director of the Company and certain contractual agreements that he entered into with the Company. Fisher seeks $23 million in damages against all defendants.

The Company disputes Fisher’s allegations, intends to vigorously defend them and has filed an action against Fisher in New York described below. We are unable to provide an estimate of the amount or range of reasonable possible losses from this litigation because it is at a very early stage.

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

NOTE 13.  Capital Deficiency

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

NOTE 14 - Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

On February 22, 2013 and March 7, 2013, we liquidated Equachem and Equalan, respectively, and transferred their activities to BioZone Labs in an effort to reduce selling and administrative expenses.

On March 22, 2013, BioZone Laboratories, Inc., a wholly-owned subsidiary of Biozone Pharmaceuticals, Inc. entered into a Factoring and Security Agreement with Midland American Capital Corporation (“Midland”) pursuant to which Midland will provide up to $1,500,000 of financing, on a discretionary basis, against the Company’s account receivables.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2012, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ending December 31, 2012, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2012, our management, including Mr. Elliot Maza, our Chief Executive Officer and Chief Financial Officer, has concluded that its disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified  numerous material weaknesses as described below:

Financial Reporting Process
Description of Material Weakness as of December 31, 2012

The Company did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Also, the Company lacked documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, the Company lacked sufficient personnel to properly segregate duties.

Information Technology Systems
Description of Material Weakness as of December 31, 2012

The Company did not maintain effective internal control over financial reporting related to certain information technology applications and general computer controls that are considered to have an impact on financial reporting and that resulted in a more than reasonable possibility that material misstatements in our financial statements would not be prevented or detected.

Specifically, we lacked effective controls in the following areas:

Access Control — The Company did not maintain effectively designed controls to prevent unauthorized access to certain programs and data, and provide for periodic review and monitoring of access including reviews of security logs and analysis of segregation of duties conflicts.

Change Management — The Company did not maintain effectively designed controls to ensure that all information technology program and data changes were authorized, developer access to the production environment was limited, and that all program and data changes were adequately tested for accuracy and appropriate implementation.

Spreadsheets— The Company did not maintain effectively designed controls to ensure that critical spreadsheets were identified, access to these spreadsheets was restricted to appropriate personnel, changes to data or formulas were authorized and appropriate, or that the spreadsheets were adequately reviewed by someone other than the preparer.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biozone Pharmaceuticals, Inc.

We were engaged to audited Biozone Pharmaceuticals, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Biozone Pharmaceuticals, Inc’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Because of the matters discussed below we were not able to obtain sufficient appropriate audit evidence to provide a basis for an audit opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company does not have documented procedures related to internal control over financial reporting. The Company is in the process of developing and documenting its internal control over financial reporting system, but as of the year ended December 31, 2012 we were not able to properly test controls and render an opinion thereon.

Because of the significance of the matter described in the preceding paragraph, we have not been able to obtain sufficient appropriate audit evidence to provide a basis for an opinion. Accordingly, we do not express an opinion on the Company’s internal control over financial reporting.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheets of Biozone Pharmaceuticals, Inc, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related Consolidated Statements of Operations, Stockholders’ Equity, and Cash Flows for each of the years then ended, and our report dated March 29, 2013 expressed an unqualified opinion which included an explanatory paragraph which raises substantial doubt about the Company’s ability to continue as a going concern, on those consolidated financial statements.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2013

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following persons are our executive officers and directors and hold the positions set forth opposite their respective names.

EXECUTIVE OFFICERS AND DIRECTORS

Name	Age	Position
Roberto Prego-Novo	68	Chairman
Elliot M. Maza	57	Chief Executive Officer, Chief Financial Officer and Secretary and Director
Brian Keller	56	President, Chief Scientific Officer and Director
Christian Oertle	40	Chief Strategy Officer

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

Elliot M. Maza, J.D., C.P.A. (Inactive), Chief Executive Officer, Chief Financial Officer, Secretary and Director.   Elliot Maza serves as our Chief Executive Officer, Chief Financial Officer and Secretary.  Mr. Maza was appointed as our Interim Chief Executive Officer, Chief Financial Officer and Secretary on May 16, 2011.  Mr. Maza was appointed as our Chief Executive Officer on August 2, 2011.  On February 24, 2012, the Board of Directors of the Company appointed Elliot Maza as a director of the Company.  From May 2006 until the present time, Mr. Maza has served in several management positions at Intellect Neurosciences, Inc., a development stage biotechnology company focused on the development of therapeutics for Alzheimer’s disease.   Mr. Maza served as the Executive Vice President of Intellect Neurosciences, Inc. from May 2006 to March 2007, as President from March 2007 until October 2011, as Chief Financial Officer from May 2006 until November 2012 and as Consulting Chief Financial Officer from November 2012 through the present time.  Mr. Maza was also appointed to the board of directors of Intellect Neurosciences, Inc. on June 26, 2007.   From December 2003 to May 2006, Mr. Maza served as Chief Financial Officer of Emisphere Technologies, Inc., a biopharmaceutical company specializing in oral drug delivery. He was a partner at Ernst and Young, LLP from March 1999 to December 2003. During the period from May 1989 to March 1999, Mr. Maza served as an Associate and subsequently Vice President in the Fixed Income divisions of Goldman Sachs, Inc. and JP Morgan Securities, Inc. Mr. Maza practiced tax and corporate law at Sullivan and Cromwell in New York from September 1985 to April 1989. Mr. Maza has served on the Board of Directors and as Chairman of the Audit Committee of several biotech and pharmaceutical companies. Mr. Maza received his B.A. degree from Touro College in New York and his J.D. degree from the University of Pennsylvania Law School. Mr. Maza was appointed as a director of the Company based on his experience as a senior executive in several biotech and biopharma companies and his positions as chief executive officer and chief financial officer of the Company.

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

Christian Oertle, Chief Strategy Officer.   Mr. Oertle serves as our Chief Strategy Officer. Mr. Oertle served as our Chief Operating Officer from June 30, 2011 until February 11, 2013. From May 2003 until the present time, Mr. Oertle has served as the General Manager of BioZone Laboratories, Inc. From May 2000 to May 2003, Mr. Oertle served as the Director of Product Research and Development for BioZone Laboratories, Inc. Prior to May 2000 Mr. Oertle worked as a formulation chemist at BioZone Laboratories, Inc; Bertek Pharmaceuticals, a division of Mylan Laboratories (formerly Penederm Incorporated); and Alza Corporation. Mr. Oertle holds a Bachelors of Science Degree in Chemistry from University of California at Davis.

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

On June 30, 2011, we entered into an employment agreement with Daniel Fisher, formerly Executive Vice President and Director of the Company, pursuant to which Mr. Fisher was to serve as our Executive Vice President for a period of three years in consideration for an annual salary of $200,000 and would be eligible to participate in the Company’s long term incentive compensation programs and be entitled to an annual bonus if the Company met or exceeded criteria adopted by the Board, subject to certain claw back rights.  Mr. Fisher’s employment agreement had the same termination and severance provisions as Dr. Keller’s agreement and Mr. Oertle’s agreement. On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President for cause.  Pursuant to his employment agreement, Mr. Fisher was entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation. We have paid Mr. Fisher $56,000 in unpaid salary and vacation pay and $23,000 in penalties of which $5,769 remains outstanding and is due on April 15, 2013 .  Mr. Fisher has demanded approximately $56,000 in unpaid salary and vacation pay and delivery to him of 6,650,000 shares of the Company’s common stock.

Involvement in Certain Legal Proceedings

Our directors and executive officers were not involved in any legal proceedings as described in Item 401(f) of Regulation S-K in the past ten years except as set forth in the section entitled “Legal Proceedings” herein.

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

Board Independence

We currently have three directors serving on our Board of Directors: Mr. Prego Novo, Mr. Maza and Dr. Keller.  We are not listed on a national securities exchange and are not subject to any director independence standards.  Using the definition of independence set forth in the rules of the NYSE MKT LLC, none of Mr. Novo, Mr. Maza and Dr. Keller would be considered an independent director of the Company.

Meetings and Committees of the Board of Directors

Our Board of Directors held one formal meeting during the fiscal year ended December 31, 2011 and no formal meetings during the fiscal year ended December 31, 2012.

We currently do not maintain any committees of the Board of Directors. Given our size and the development of our business to date, we believe that the board through its meetings can perform all of the duties and responsibilities which might be contemplated by a committee.

Except as may be provided in our bylaws, we do not currently have specified procedures in place pursuant to which security holders may recommend nominees to the Board of Directors.

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

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (1)	Total ($)
Elliot Maza (2)	2011	38,462	250,000	0	0	0	0	288,462
	2012	250,000	300,000				23,694	573,694
Brian Keller (3)	2011	100,000					35,712	135,712
	2012	133,000	43,113				22,848	198,961
Daniel Fisher (4)	2011	112,000	0	0	0	0	44,702	156,702
	2012	60,667					1,754	62,421
Christian Oertle (6)	2011	100,000	0	0	0	0	4,223	104,223
	2012	100,000	5,000
Roberto Prego-Novo (7)	2011	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0

(1)	The compensation amount set forth represents reimbursement of medical and dental insurance, life insurance, and auto expenses.

(2)	Appointed as Interim Chief Executive Officer, Chief Financial Officer and Secretary on May 16, 2011, and appointed as Chief Executive Officer on August 2, 2011.

(3)	Appointed as President and Chief Scientific Officer on June 30, 2011.

(4)	Appointed as Executive Vice President on June 30, 2011. Removed from his position as Executive Vice President on January 30, 2012 and resigned from his position as Director on February 3, 2012.

(5)	The compensation amount set forth represents Company contributions to Mr. Fisher’s IRA account.

(6)	Appointed as Chief Operating Officer on June 30, 2011.

(7)	Appointed as President on February 24, 2011. Resigned from all officer positions and appointed as Chairman of the Board of Directors on June 30, 2011.

(8)	Resigned from all positions on February 24, 2011.

(9)	Resigned from all positions on February 22, 2011.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to our named executive officers as of December 31, 2011.

Director Compensation

The Company does not have any compensation arrangements for members of its Board of Directors.

Stock Incentive Plan

As of December 31, 2012, the Company had not adopted a stock incentive plan.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of March 29, 2013 regarding the beneficial ownership of our common stock, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our executive officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o BioZone Pharmaceuticals, Inc., 550 Sylvan Avenue, Suite 101, Englewood Cliffs, NJ 07632.  Shares of common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of March 29 , 2013, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the stockholder holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other stockholder.

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
5% Owners:
OPKO Health, Inc. 4400 Biscayne Boulevard Miami, Florida 33137	7,650,000	(2)	12.1%
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	6,650,000		10.5%
Frost Gamma Investments Trust (3) 4400 Biscayne Boulevard Miami, Florida 33137	5,260,681	(4)	8.3%
Frost Group LLC 4400 Biscayne Boulevard Miami, Florida 33137	4,871,133		7.7%
Michael Brauser 3700 NE 27th Ave. Lighthouse Point, Florida 33064	4,729,377	(5)	7.5%
Barry Honig 4400 Biscayne Boulevard, Miami, FL 33137	3,952,249	(6)	6.3%
Executive Officers and Directors
Brian Keller	3,587,500		5.7%
Christian Oertle	525,000		0.8%
Elliot Maza	3,587,500		5.7%
Roberto Prego-Novo	2,939,467	(7)	4.7%
All executive officers and directors as a group (4 persons)	10,639,467		16.9%

1)	Based on 63,142,696 shares of our common stock issued and outstanding as of March 29 , 2013.

2)
Excludes 8,500,000 shares of common stock underlying a promissory note issued to OPKO Health, Inc. The note can be converted at $0.20 per share and contains a blocker provision which provides that the note can only be converted such that where the holder would beneficially own a maximum of 4.99% of our outstanding common stock. Dr. Frost is the Chief Executive Officer of OPKO Health Inc. and in such capacity holds voting and dispositive power of such shares held by OPKO Health Inc.

3)
Dr. Phillip Frost is the trustee of Frost Gamma Investments Trust and in such capacity has sole voting and investment control over the securities held by Frost Gamma Investments Trust. Frost Gamma Limited Partnership is the sole and exclusive beneficiary of Frost Gamma Investments Trust.  Dr. Phillip Frost is one of two limited partners of Frost Gamma Limited Partnership.  The general partner of Frost Gamma Limited Partnership is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation.  Dr. Phillip Frost is also the sole shareholder of Frost-Nevada Corporation.

4)
Excludes 1,776,370 shares of common stock underlying a promissory note issued to Frost Gamma Investments Trust. The note can be converted at $0.20 per share and contains a blocker provision which provides that the note can only be converted such that where the holder would beneficially own a maximum of 4.99% of our outstanding common stock.

5)
Includes 270, 629 shares held by Michael Brauser and Betsy Brauser, TBE, 1,273,086 shares held by Grander Holdings Inc. 401K Profit Sharing Plan and 2,885,662 shares held by Michael H. Brauser & Betsy G. Brauser Jt. Tenants. Michael and Betsy Brauser share voting and investment control over the securities held in the name of Michael Brauser and Betsy Brauser, TBE and Michael H. Brauser & Betsy G. Brauser Jt. Tenants. Michael Brauser is the trustee of Grander Holdings Inc. 401K Profit Sharing Plan and has sole voting and investment control over the securities held by Grander Holdings Inc. 401K Profit Sharing Plan. Excludes 500,000 shares of common stock underlying a promissory note issued to Michael Brauser. The note can be converted at $0.20 per share and contains a blocker provision providing that such note can only converted such that where the holder would beneficially own a maximum of 4.99% of our outstanding common stock.

6)
Excludes 3,166,667 shares of common stock underlying a promissory notes issued to Barry Honig. The notes can be converted at $0.20 per share and contains a blocker provision providing that such note can only converted such that where the holder would beneficially own a maximum of 4.99% of our outstanding common stock.

7)
Includes (i) 2,500,000 shares of common stock held by Olycra Limited Partnership and (ii) 439,467 shares of common stock held by Mr. Prego Novo. Excludes (i) 1,000,000 shares of common stock as to which Mr. Prego-Novo disclaims beneficial ownership, (ii) 500,000 shares of common stock underlying a warrant to purchase common stock issued to Mr. Prego-Novo and (iii) 20,000 shares of common stock underlying a promissory note issued to Mr. Prego-Novo. The warrant can be exercised at an exercise price of $0.40 per share and the note can be converted at a conversion price of $0.20 per share. The warrant and note contain blocker provisions providing that they can only converted up to the point where the holder would beneficially own a maximum of 4.99% of our outstanding common stock. Mr. Prego-Novo has sole voting and investment control over the securities held by Olyrca Limited Partnership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Except as described below, during the past three years, there have been no transactions, whether directly or indirectly, between the Company and any of its officers, directors or their family members, that exceeded the lesser of $120,000 or 1% of the Company’s total assets at year end for the last two completed fiscal years.

We manufacture our products in a 20,000 s.f., cGMP manufacturing and laboratory facility located at 580 Garcia Avenue, Pittsburg, CA, which we rent from 580 Garcia Properties, LLC, a related company which has been determined to be a variable interest entity and has been consolidated into the financial statements. The Company believes Mr. Fisher, our former director and Executive Vice President, directly or indirectly owns 580 Garcia Avenue, LLC. The 580 Garcia Avenue facility is encumbered by mortgage debt of approximately $2.6 million. BioZone Labs pays approximately $21,000 per month directly to the mortgage lender, which it treats as rent paid to 580 Garcia Avenue, LLC.  The Company believes the property to be worth approximately $800,000, and that the lease payments for the 580 Garcia Avenue facility are substantially above the market price for similar facilities.  In addition, Mr. Fisher claims the Company is indebted to 580 Garcia Avenue, LLC for loans in the aggregate principal amount of approximately $1.1 million, which Mr. Fisher claims are in default. We paid $291,528 in rent each year for the years ended December 31, 2011 and 2010.

Phillip Frost, M.D., through Frost Gamma Investments Trust, beneficially owned approximately 46% of Aero’s issued and outstanding capital stock, Roberto Prego-Novo, our Chairman, owned approximately 23% of Aero’s issued and outstanding capital stock through Olyrca Trust.  Each of Dr. Frost and Mr. Prego-Novo beneficially owned approximately 10.63% and 4.62%, respectively (excluding, with respect to Mr. Prego-Novo, 1,000,000 shares of which he disclaims ownership), of our issued and outstanding capital stock following the Asset Purchase.  Dr. Frost acquired a portion of his shares in February and March, 2011 for approximately $0.027 per share, while the remainders of his shares were acquired through the cashless exercise of warrants he acquired through his purchase of a convertible promissory note in June 2012.  Mr. Prego-Novo acquired a portion of his shares in March 2011 for approximately $0.03 per share, while the remainder were acquired through the cashless exercise of warrants he acquired through his purchase of a convertible promissory note in April 2012.  These prices were negotiated at arm’s length when we had no viable business and prior to the acquisition of Aero and prior to a final letter of intent with BioZone Laboratories shareholders.

On February 24, 2012, we entered into a securities purchase agreement with Opko Health, Inc., pursuant to which we sold (i) a $1,700,000 10% secured convertible promissory note due two years from the date of issuance and (ii) ten year warrants to purchase 8,500,000 shares of our common stock at an exercise price of $0.40 per share for gross proceeds to us of $1,700,000.  The warrants may be exercised on a cashless basis commencing on the issue date.  Dr. Philip Frost, the trustee of the Frost Gamma Investments Trust, a holder of 6.07% of our issued and outstanding common stock, is the Chairman and Chief Executive Officer of Opko Health, Inc.  On February 28, 2012 and February 29, 2012, we sold an additional $600,000 of notes and issued warrants on the same terms to purchase an additional 3,000,000 shares of our common stock to additional buyers for gross proceeds to us of $600,000.  The transaction did not involve any underwriters, underwriting discounts or commissions, or any public offering. The issuance of these securities was deemed to be exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof, as a transaction by an issuer not involving a public offering.

Also on February 24, 2012, BioZone Pharma, BioZone Labs, and Equachem (the “BZL Licensors”) and OPKO entered into a Limited License Agreement pursuant to which OPKO acquired an exclusive license to the QuoSomes and EquaSomesTM drug delivery technology for use in ophthalmological indications and a non-exclusive license to such technology for all other indications. Also, on February 24, 2012, BioZone Pharma and OPKO entered into a Distribution Agreement pursuant to which BioZone Pharma appointed OPKO as its exclusive distributor of any drug product containing propofol as an active ingredient in combination with a compound developed by BioZone Labs based on its EquaSomes technology.  Frost Gamma Investments Trust is one of our significant shareholders.  Dr. Philip Frost is the trustee of Frost Gamma Investments Trust and the Chief Executive Officer of OPKO. The Distribution Agreement was effectively terminated as a result of the Separation Agreement executed between Nian Wu and the Company which, among other things, terminated that certain License Agreement between Mr. Wu and the Company, which provided for the distribution rights granted to OPKO, as further described below.

On February 28, 2012, the Company sold a $100,000 note and issued warrants to purchase 500,000 shares of the Company's common stock to Robert Prego-Novo, Chairman of our Board of Directors.  The warrants have an exercise price of $0.40 per share.

Santana Martinez, one of our former directors, previously provided office space to us at no charge. Our financial statements reflect, as occupancy costs, the fair market value of that space, which is approximately $150 per month. We treated the usage of the office space as additional paid-in capital and charged the estimated fair value rent of $150 per month to operations. We recorded total rent expense of $1,800 for the year ended December 31, 2010 and total rent expense of $1,800 for the year ended December 31, 2009.

As part of our regular business operations, BioZone Labs purchases raw material ingredients from Equachem and sells finished products to Equalan and Baker Cummins. The financial statement impact of these intercompany sales and purchases is eliminated in consolidation. Purchases by BioZone Labs from Equachem were approximately $233,000 and $127,000 for the years ended December 31, 2012 and 2011, respectively. Sales by BioZone Labs to Equalan were approximately $118,000 and $163,000 for the years ended December 31, 2012 and 2011, respectively.  Sales by BioZone Labs to Baker Cummins were approximately $117,000 and $0 for the years ended December 31, 2012 and 2011, respectively.

The Company entered into a Separation and Release Agreement with Nian Wu, a consultant to the Company and holder a 6,650,000 shares of the Company’s common stock.  Under the terms of the Separation Agreement, the parties agreed to terminate the License Agreement dated as of February 12, 2012, granting the Company the right to utilize certain of Mr. Wu’s patents relating to “Sugar Lipid Technology” for the potential commercial formulation of Propofol, and the distribution rights granted by the Company to Opko Health, Inc.  Mr. Wu also tendered for cancellation 6,650,000 shares of the Company’s common stock issued in connection with the acquisition of certain patent rights from BioZone Laboratories, Inc. and affiliates in June 2011.   As a result of the foregoing, the Company terminated its research and development activities, including personnel connected with such efforts, in Princeton New Jersey and Mr. Wu agreed to use his best efforts to assume the Company’s lease.  The Separation Agreement became effective on September 20, 2012 upon acceptance by Opko Health, Inc.

On September 20, 2012, the Company also entered into a Limited License Agreement pursuant to which the Company granted Mr. Wu a limited non-exclusive worldwide license to certain of its patents, originally co-invented by Mr. Wu and assigned to the Company. Under the terms of the Limited License Agreement, each of the Company and Mr. Wu agreed to pay the other a royalty equal to 5% of their respective quarterly net sales of Covered Products (defined as any pharmaceutical preparation or formulation where the manufacture, use, sale, offer for sale, license or assignment thereof relies in whole or in party on any of the patents licensed under the Limited License Agreement) that rely on any Valid Claims (as defined in the Limited License Agreement).  Additionally, each of the Company and Mr. Wu agreed to pay the other 50% of all fees or other payments (including all milestones, upfront payments or advances, but excluding royalties on net sales or funding or reimbursement costs of research and development activities) in consideration for any rights granted under a sublicense of the patents assigned under the Limited License Agreement.  The Limited License Agreement is effective until the expiration of the last to expire licensed patents unless sooner terminated pursuant to the terms of the License Agreement.

Daniel Fisher, our former Executive Vice President and Director, advanced funds to the Company for working capital purposes in the aggregate amount of approximately $1,099,715. The advances bear interest at a weighted average rate of approximately 10% and are due on demand. The Company is in dispute with Mr. Fisher as to the amount of the balance due but has recorded as a liability the full amount claimed by him.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2012 and 2011 was $109,000 and $90,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the years ended December 31, 2012 and 2011 was $0 and $25,000, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2012 and 2011 was $8,500 and $8,000 respectively.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

3.1	Articles of Incorporation (1)

3.2	Certificate of Amendment to Articles of Incorporation (1)

3.3	Certificate of Amendment to Articles of Incorporation (2)

3.4	Bylaws (1)

10.1	Asset Purchase Agreement, dated as of May 16, 2011, by and among the Company, Baker Cummins Corp. and Aero Pharmaceuticals, Inc.(4)

10.2	Assignment and Assumption Agreement, dated May 16, 2011, by and among the Company, Baker Cummins Corp. and Aero Pharmaceuticals, Inc. (4)

10.3	Bill of Sale, dated as of May 16, 2011, made and delivered by Aero Pharmaceuticals, Inc., to Baker Cummins Corp.(4)

10.4	Form of Securities Purchase Agreement, dated as of February 28, 2011. (17)

10.5	Form of Secured Convertible Promissory Note (3)

10.6	Form of Warrant (3)

10.7	Form of Registration Rights Agreement (3)

10.8	Pledge and Security Agreement (3)

10.9	Form of Non-Recourse Principal Stockholder Stock Pledge Agreement (3)

10.10	Director and Officer Indemnification Agreement (3)

10.11	Amendment No.1 to Asset Purchase Agreement dated as of April 25, 2011 by and between Aero Pharmaceuticals, Inc. and Teva Respiratory, LLC(4)

10.12	Form of LLC Membership Interest Purchase Agreement dated June 30, 2011 (Equalan LLC) (5)

10.13	Form of Stock Purchase Agreement dated June 30, 2011 (BioZone Laboratories Inc.) (5)

10.14	Form of LLC Membership Interest Purchase Agreement dated June 30, 2011 (Equachem LLC) (5)

10.15	Form of LLC Membership Interest Purchase Agreement dated June 30, 2011 (Betazone LLC) (5)

10.16	Form of Lockup Agreement (5)

10.17	Stock Option Agreement, dated June 30, 2011, between Brian Keller and Opko Health, Inc. (5)

10.18	Stock Option Agreement, dated June 30, 2011, between Daniel Fisher and Opko Health, Inc. (5)

10.19	Employment Agreement, dated June, 2011, between the Company and Brian Keller (5)

10.20	Employment Agreement, dated June 30, 2011, between the Company and Daniel Fisher (5)

10.21	Employment Agreement, dated June 30, 2011, between the Company and Christian Oertle (5)

10.22	License Agreement, dated November 7, 2006, between BioZone Laboratories Inc. and BetaZone Laboratories LLC (5)

10.23	Amendment No. 1 to License Agreement, dated April 4, 2011, between BioZone Laboratories Inc. and BetaZone Laboratories LLC (5)

10.24	Amendment No. 2 to License Agreement, dated June 29, 2011, between BioZone Laboratories Inc. and BetaZone Laboratories LLC (5)

10.25	Form of Securities Purchase Agreement (6)

10.26	Form of Convertible Promissory Note (6)

10.27	Form of Warrant (6)

10.28	Form of Registration Rights (6)

10.29	Form of Note Extension Agreement (7)

10.30	Form of Subscription Agreement (8)

10.31	Form of Subscription Agreement (9)

10.32	Form of Subscription Agreement (10)

10.33	Form of Warrant (10)

10.34	Form of Subscription Agreement (11)

10.35	Form of Warrant (11)

10.36	Form of Security and Stock Pledge Agreement (11)

10.37	Form of Note (12)

10.38	Form of Note (13)

10.39	Stock Purchase Agreement, dated December 29, 2011, by and among the Company, Global Property Corp. and ISR Investments LLC, Eduardo Biancardi and Timothy Neely, (14)

10.40	Qusome Patent Assignment from Brian Charles Keller et al. to the Company, dated December 19, 2006 (14)

10.41	License Agreement, dated February 13, 2012, between the Company and Nian Wu, (14)

10.42	Assignment of Patent Rights, dated February 12, 2012, between the Company and Nian Wu and Brian Charles Keller(14)

10.43	Lease, dated March 1, 2004, between the Company and 580 Garcia Properties LLC (14)

10.44	Distribution Agreement, dated February 24, 2012, between the Company and OPKO Pharmaceuticals, LLC (14)

10.45	Limited License Agreement, dated February 24, 2012, between the BioZone Laboratories, Inc., Equachem, LLC, the Company and OPKO Pharmaceuticals, LLC (14)

10.46**	Supply Agreement (redacted)(18)

10.47	Form of LLC Membership Interest Purchase Agreement with exhibits dated June, 2011 (Equalan LLC) (14)

10.48	Form of Stock Purchase Agreement (BioZone Laboratories Inc.) with exhibits dated June, 2011 (14)

10.49	Form of LLC Membership Interest Purchase Agreement (Equachem LLC) with exhibits dated June, 2011 (14)

10.50	Form of LLC Membership Interest Purchase Agreement (Betazone LLC) with exhibits dated June, 2011 (14)

10.51	Promissory Note issued to Daniel Fisher dated September 10, 2001 (14)

10.52	Promissory Note issued to Daniel Fisher dated September 1, 2002 (14)

10.53	Promissory Note issued to Daniel and Sharon Fisher dated September 30, 2005 (14)

10.54	Promissory Note issued to Daniel Fisher dated December 31, 2008 (14)

10.55	Promissory Note issued to Daniel and Sharon Fisher dated January 7, 2010 (14)

10.56	Promissory Note issued to Daniel and Sharon Fisher dated April 8, 2010 (14)

10.57	Promissory Note issued to Daniel and Sharon Fisher dated May 19, 2010 (14)

10.58	Form of Purchase Order (14)

10.59	Amendment No. 2 to Betazone License Agreement, dated June, 2011 between BioZone Laboratories, Inc. and BetaZone Laboratories, LLC, (14)

10.60	Promissory Note issued to General Electric Capital Corporation, dated August 23, 2007, (14)

10.61	Form of Promissory Note (15)

10.62	Form of Warrant (15)

10.63	Separation and Release Agreement between the Company and Nian Wu, dated September, 2012. (16)

10.64	License Agreement between the Company and Nian Wu, dated September 20, 2012. (16)

10.65	Lease Agreement, dated May 22, 2006, between BioZone Laboratories, Inc. and Empire Business Park . (17)

10.66*	Factoring and Security Agreement, dated March 22, 2013

10.67*	Purchase Money Rider, dated March 22, 2013

10.68*	Form of Guaranty and Security Agreement, dated March 22, 2013

10.69*	Form of Validity Guarantee, dated March 22, 2013

10.70*	Form of Intercreditor Agreement, dated March 22, 2013

21.1	List of Subsidiaries (4)

31.1*	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification pursuant to 18 U.S.C. Section 1350

* Filed herewith.

** Confidential treatment has been requested for this exhibit and confidential portions have been filed with the SEC.

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

(9) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on December 7, 2011

(10) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on January 13, 2012

(11) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 1, 2012

(12) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on March 16, 2012

(13) Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on April 23, 2012

(14) Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on July 2, 2012

(15)  Incorporated by reference to the Company’s Current Report on Form 8-K, filed with the SEC on July 5, 2012

(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 24, 2012

(17) Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on September 28, 2012

(18) Incorporated by reference to the Company’s Registration Statement on Form S-1/A, filed with the SEC on January 31, 2013

101.INS**	XBRL Instance

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation

101.DEF**	XBRL Taxonomy Extension Definition

101.LAB**	XBRL Taxonomy Extension Labels

101.PRE**	XBRL Taxonomy Extension Presentation

**
In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K for the year ended December 31, 2012 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BIOZONE PHARMECEUTICALS, INC. (Registrant)
April 1, 2013	By:	/s/ Elliot Maza
Name: Elliot Maza Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Elliot Maza
Elliot Maza	Chief Executive Officer and Chief Financial Officer and Director	April 1, 2013

/s/ Roberto Prego-Novo
Roberto Prego-Novo	Chairman of the Board of Directors	April 1, 2013

/s/ Brian Keller
Brian Keller	President, Chief Scientific Officer and Director	April 1, 2013