Form 10-Q
period 2013-03-31
BIOZONE PHARMACEUTICALS, INC.
filed 2013-05-10
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filter ☐		Accelerated filter ☒
Non-accelerated filter ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  Yes    ☐   No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2013, there were 69,461,325 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the
Three months ended March 31, 2013
Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012	4
Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012 (unaudited):	5
Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012 (unaudited):	6
Notes to Unaudited Consolidated Financial Statements:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 Controls and Procedures	23

PART II. OTHER INFORMATION
Item 4. Removed and Reserved
Item 5. Other Information	24
Item 6. Exhibits	24

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEET
(unaudited)

	March 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$92,123	$62,296
Account receivable net of allowance for doubtful accounts	563,258	834,998
$61,973 and $46,119, respectively
Inventories	1,678,316	1,651,087
Prepaid expenses and other current assets	188,934	121,912
Total current assets	2,522,631	2,670,293

Property and equipment, net	3,371,270	3,333,919
Goodwill	1,026,984	1,026,984
Intangibles, net	176,755	190,894
Deferred financing costs, net	15,766	17,677

	4,590,775	4,569,474

Total Assets	$7,113,406	$7,239,767

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	1,467,092	736,279
Accrued expenses and other current liabilities	3,257,023	3,127,817
Accrued interest	364,183	286,382
Notes payable - shareholder	1,099,715	1,099,715
Convertible notes payable, net of debt discount	1,816,562	1,472,152
Deferred income tax	102,022	102,022
Derivative instruments	900,292	919,394
Current portion of long term debt	206,040	181,752
Total current liabilities	9,212,929	7,925,513

Long Term Debt	2,956,565	2,894,579

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	63,143	63,143
63,142,969 shares issued and outstanding at
March 31, 2013, and and December 31, 2012
Additional paid-in capital	10,484,611	10,484,611
Accumulated deficit	(15,603,842)	(14,128,079)

Total shareholders' deficiency	(5,056,088)	(3,580,325)

Total liabilities and shareholders' deficiency	$7,113,406	$7,239,767

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended March 31,
	2013	2012

Sales	$2,028,897	$3,510,042

Cost of sales	(1,436,814)	(2,064,881)

Gross profit	592,083	1,445,161

Operating Expenses:
General and adminstrative expenses	1,416,918	1,593,369
Selling expenses	175,261	221,561
Research and development expenses	19,831	221,614
Total Operating Expenses	1,612,010	2,036,544

Loss from operations	(1,019,927)	(591,383)

Interest expense	(474,938)	(3,472,845)
Change in fair market value of derivative liability	19,102	418,192

Loss before provision for income taxes	(1,475,763)	(3,646,036)

Provision for income taxes		-

Net loss	$(1,475,763)	$(3,646,036)

Loss per common share	$(0.02)	$(0.06)

Basic and diluted weighted average common share outstanding	63,142,969	56,366,331

See accompanying notes to consolidated financial statements

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net loss	$(1,475,763)	$(3,646,036)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:

Bad debt expense	16,667	9,000
Depreciation and amortization	128,612	114,716
Amortization of deferred financing costs	1,911	1,910
Change in fair value of derivative liability	(19,102)	(418,192)
Non-cash interest expense	422,211	3,359,905
Changes in assets and liabilities:
Account receivable-trade	255,073	(522,319)
Inventories	(27,229)	78,014
Prepaid expenses and other current assets	(67,022)	(235,914)
Accounts payable	730,813	(446,504)
Accrued expenses and other current liabilities	129,206	(230,162)
Net cash provided by (used in) operating activities	95,377	(1,935,582)

Cash flows from investing activities
Purchase of property and equipment	(40,484)	(242,427)
Cash acquired on business combination
Net cash used in investing activities	(40,484)	(242,427)

Cash flows from financing activities
Proceeds from convertible debt	-	3,300,000
Repayment of borrowings from noteholders	-	(2,111,441)
Proceeds from sale of common stock	-	650,000
Repayment of debt	(25,066)
Net cash provided by (used in) financing activities	(25,066)	1,838,559

Net increase (decrease) in cash and cash equivalents	29,827	(339,450)

Cash and cash equivalents, beginning of period	62,296	416,333

Cash and cash equivalents, end of period	$92,123	$76,883

Supplemental disclosures of cash flow information:

Interest paid	$52,727	$223,885

See accompanying notes to consolidated financial statements

Biozone Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
March 31, 2013
(unaudited)

Note 1 - Basis of Presentation

The accompanying unaudited consolidated financial statements presented herein have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and note disclosures required by accounting principles generally accepted in the United States. The consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2012 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013. In the opinion of management, this interim information includes all material adjustments, which are of a normal and recurring nature, necessary for fair presentation.

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

The results of operations for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Business Description

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

NOTE 3 – Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the current quarter ended March 31, 2013 as well as its last two fiscal years, has a working capital deficiency of $6,690,298 and an accumulated deficit of $15,603,842 as of March 31, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is implementing a growth strategy for our contract manufacturing business is to increase sales by establishing a dedicated sales team with industry experience who will leverage our expertise in product development and formulation to attract new contract manufacturing customers. Our growth strategy for our proprietary brand business is to increase our promotional efforts through direct mail, internet and participation at trade shows. The Company is also working to reduce selling and administrative expenses as shown by our liquidation of two of our subsidiary companies and folding their operations into BioZone Labs. The Company has secured a financing agreement to assist with its cash needs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4. - Summary of Significant Accounting Policies

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, its equity investment in BetaZone Laboratories LLC. (“BetaZone”) and 580 Garcia Ave, LLC (“580 Garcia”) a Variable Interest Entity (“VIE”).

Our investment in BetaZone, our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at March 31, 2013:

Estimated dividends	None
Expected volatility	184%
Risk-free interest rate	0.83%
Expected term	3.00 years

Goodwill. Goodwill represents the excess of the consideration transferred over the fair value of net assets of business purchased. Goodwill is not being amortized but is evaluated for impairment on at least an annual basis.

Note 5 - Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	March 31, 2013	December 31, 2012

Vehicles	5 years	300,370	300,370
Furniture and Fixtures	10 years	66,711	64,539
Computers	5 years	251,446	234,123
MFG equipment	10 years	4,181,769	4,062,593
Lab Equipment	10 years	985,015	973,772
Bldg/Leasehold	19 years (remainder of lease)	1,676,418	1,676,418
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,412,870	8,262,956
Accumulated depreciation		(5,041,600)	(4,929,037)
Net		3,371,270	3,333,919

NOTE 6 - Equity Method Investments.  Our investment in BetaZone, our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.  Summarized financial information for our investment in Betazone assuming 100% ownership interest is as follows:

	March 31, 2013	December 31, 2012
Balance sheet
Current assets	66,264	3,825
Current liabilities	383,379	301,864

Statement of operations
Revenues	47,893	40,002
Net loss	(19,075)	(272,935)

In 2011, when the Company’s share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The Company’s unrecorded share of losses for the three months ended March 31, 2013 totaled $8,584.

NOTE 7 - Convertible Notes Payable

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

We determined that according to ASC 470120-30, a beneficial conversion feature existed based on the intrinsic value of the conversion feature. Due to the fact that the carrying amount of the convertible notes has been reduced to zero, based on the discount allocated from the value of the warrants referred to above, that no beneficial conversion feature is to be recorded. ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument.

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

As of March 31, 2013, the Company repaid $600,000 of the Purchase Order Note.

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

The June 2012 Warrants are exercisable immediately expire ten years after the date of issuance and have an initial exercise price of $0.40 per share. The June 2012 Warrants are exercisable in cash or through a “cashless exercise”. We determined that the initial fair value of the June 2012 Warrants was $1,036,042 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the June 2012 Convertible Notes.  Under authoritative guidance, the carrying value of the June 2012 Convertible Notes may not be reduced below zero.  Accordingly, we recorded interest expense of $580,768, which is the excess of the value of the June 2012 Warrants over the allocated fair value of the June 2012 Convertible Notes, at the date of the issuance.  The discount related to the June 2012 Convertible Notes will be amortized over the term of the Notes as interest expense, calculated using an effective interest method.

We determined that according to ASC 470120-30, a beneficial conversion feature existed based on the intrinsic value of the conversion feature. Due to the fact that the carrying amount of the convertible notes has been reduced to zero, based on the discount allocated from the value of the warrants referred to above, that no beneficial conversion feature is to be recorded. ASC 470-20-30-8 states that if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument.

The following table sets forth a summary of all the outstanding convertible promissory notes at March 31, 2013:

Convertible promissory notes issued	6,505,274
Notes repaid	(2,850,000)
Less amounts converted to common stock	(500,000)
3,155,274
Less debt discount	1,338,712
Balance March 31, 2013	1,816,562

NOTE 8 - Notes Payable – Shareholder . This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

NOTE 9 - Long Term Debt. Long-term debt matures as follow:

	March 31, 2013	December 31, 2012
Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$300,599	$192,323
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	215,040	221,190
of $3,640 inclusive of interest
Other	80,000	80,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,566,966	2,582,818
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
	$3,162,605	$3,076,331
Less: current portion	206,040	181,752
	$2,956,565	$2,894,579

NOTE 10 - Warrants

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

As of March 31, 2013, a total of 1,000,000 Replacement Warrants remain outstanding, with an exercise price of $0.60 per share

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

As of March 31, 2013, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

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

NOTE 12 - Concentrations.

Approximately, 18% and 15% of the Company’s sales for the three months ended March 31, 2013 were made to two customers.  Our top two customers accounted for 26% and 11% of the Company’s sales for the three months ended March 31, 2012.

NOTE 13 - Contingencies

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President.  Pursuant to his employment agreement, Mr. Fisher was entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation. We have paid Mr. Fisher $56,000 in unpaid salary and vacation pay and $23,000 in penalties of which $5,769 remains outstanding and is due on April 15, 2013.  Mr. Fisher has demanded delivery to him of 6,650,000 shares of the Company’s common stock.

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial period of each lease.  Total rent and related expenses under operating leases were $107,604 and $175,198 for the three months ended March 31, 2013 and 2012, respectively.  Operating lease obligations after 2013 relate primarily to office facilities.

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

On April 19, 2013, the Company and its co-defendants in the Fisher Action entered into a settlement with Fisher resolving the dispute.  The Company, despite what it perceived as valid defenses to enforcement, agreed to honor, in full, the terms of Fisher’s Employment and Stock Purchase Agreements.  The Company, inter alia, agreed to convey the total consideration for Fisher’s interest in the BioZone Labs Group as well as the balance of the consideration under Fisher’s Employment Agreement.  In return, the Company is obtaining a dismissal of the Fisher Action, a full general release, and will release Fisher as against claims the Company had against him.  Upon completion of the settlement agreement and Board approval of the same, the Company will disclose the complete settlement terms in a subsequent filing.

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

This suit was dismissed on April 19, 2013 as part of the settlement of the Fisher Action disclosed above.

NOTE 14 - Income Taxes. No provision for income taxes has been recorded due to the 100% valuation allowance provided against net operating loss carry forwards.

NOTE 15 - Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued, other than disclosed below. There were no material subsequent events as of that date.

In April 2013, the Company sold 3,800,000 shares of common stock and issued 1,900,000 warrants and raised $950,000 in gross proceeds.  In connection with the sale of these securities, the Company paid placement agent fees of $26,500, issued to the placement agent 68,000 warrants and issued 2,518,356 shares of common stock to investors who previously purchased shares of the Company’s common stock as an inducement for the investors’ new investment and in consideration for dilution resulting from this offering.

On April 19, 2013, the Company and its co-defendants in that action entitled Daniel Fisher v. BioZone Pharmaceuticals, et al; U.S.D.C., ND Cal. Case No. C 12-03716 WHA (the “Fisher Action”) entered into a settlement resolving the Fisher Action.  The Company, despite what it perceived as valid defenses to enforcement, agreed to honor, in full, the terms of Fisher’s Employment and Stock Purchase Agreements.  The Company, inter alia, agreed to convey the total consideration for Fisher’s interest in BioZone Laboratories and other Company subsidiaries, as well as the balance of the consideration under Fisher’s Employment Agreement.  In return, the Company is obtaining a dismissal of the Fisher Action, a full general release, and will release Fisher as against claims the Company had against him.  Upon completion of the settlement agreement and Board approval of the same, the Company will disclose the complete settlement terms in a subsequent filing.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations contains information that management believes is relevant to an assessment and understanding of our results of operations. You should read this discussion in conjunction with the Financial Statements and Notes included elsewhere in this report and with Management’s Discussion and Analysis of Financial Condition and Results of Operations for the period ended December 31, 2012 and Risk Factors contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2013. Certain statements set forth below constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. See “Special Note Regarding Forward-Looking Statements”. References to “BioZone,” the “Company,” “we,” “us” and “our” refer to BioZone Pharmaceuticals, Inc. and its subsidiaries.

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

On June 30, 2011, the Company acquired all of the outstanding shares of BioZone Laboratories, Inc. (“Biozone Labs”) and its affiliates. BioZone Labs primarily is engaged in the business of developing and manufacturing Over the Counter (“OTC”) drug products and cosmetic and beauty products on behalf of third parties. Equalan LLC (“Equalan”), related to BioZone Labs through common stock ownership, markets a line of proprietary skin care products under the brand names of Glyderm®. Equachem LLC (“Equachem”) also related to BioZone Labs through common stock ownership, sells raw materials used in OTC drugs and cosmetic products. We refer to BioZone Labs, Equalan and Equachem as the “BioZone Labs Group”. The BioZone Labs Group generated $2.0 and $3.5 million of sales during the periods ended March 31, 2013 and 2012, respectively, of which $1.8 million or 89% and $3.3 million or 94%, respectively, were generated by BioZone Labs from its third party contract manufacturing business.

The BioZone Lab Group has operated since inception as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. The Company has been developing the Biozone Technology as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

Results of Operations

Three months ended March 31, 2013 compared to the three months ended March 31, 2012:

Sales

Sales for the period ended March 31, 2013 and 2012 were $2,028,897 and $3,510,042 respectively. The decrease in revenue of $1,481,145 or 42.2% primarily was attributable to a decrease in customer orders from decreased end-user demand.

Cost of Sales and Gross Profit

Cost of sales for the period ended March 31, 2013 and 2012 was $1,436,814 and $2,064,881, respectively, resulting in gross profit of $592,083 and $1,445,161, respectively. The gross profit percentage for the periods ended March 31, 2013 and 2012 was 29% and 41% respectively. The decrease in the gross profit percentage was due to our fixed costs being a larger part of our sales than in the prior year period as well as increases in raw material costs, which we were unable to pass along to customers. These factors resulted in a decrease in gross profit of $853,078 or 59.0%.

Operating Expenses

We had total operating expenses of $1,612,010 for the period ended March 31, 2013 as compared to $2,036,544 for the period ended March 31, 2012, a decrease in operating expenses of $424,534.  General and administrative expenses were $1,416,918 for the quarter ended March 31, 2013 compared to $1,593,369 for the quarter ended March 31, 2012, a decrease of $176,451, which is primarily due to a decrease in professional fees of approximately $177,000 which consist of legal fees relating to general corporate governance, patent fees, consulting fees and audit and accounting fees, this was offset by small increases in various other accounts.  Selling expenses were $175,261 for the quarter ended March 31, 2013, compared to $221,561 in the prior year period a decrease $46,300 primarily due to the decrease in sales from the prior year period.  Research and Development expenses were $19,831 for the quarter ended March 31, 2013, compared to $221,614 in the prior year period a decrease of $201,783, which is primarily due to the closing of our research facility in Princeton, New Jersey.

Interest Expense

We incurred interest expense of $474,938 for the period ended March 31, 2013 as compared to $3,472,845 for the period ended March 31, 2012. The decrease in interest expense of $2,997,907 is due primarily to the Company recording a derivative liability for the warrants issued in connection with the convertible promissory notes issued in the period ended March 31, 2012 of $3,111,760 compared to none issued in the period ended March 31, 2013. This decrease was partially offset by an increase in interest expense related to an increase in convertible notes payable for the period ended March 31, 2013.

Change in value of derivative instruments

We recorded a gain of $19,102 on the fair value of our derivative instruments for the period ended March 31, 2013 compared to a gain of $418,192 in the prior year period a decrease of $399,090.  This is primarily due to the fact that the Company has fewer warrants outstanding in the current year period.

Net Loss / Income

As a result of the foregoing, we realized a net loss of $1,475,763 for the period ended March 31, 2013 as compared to a net loss of $3,646,036 for the period ended March 31, 2012, a decrease in net loss of $2,170,273.

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

Liquidity and Capital Resources

As of March 31, 2013, our current assets were $2,522,631, as compared to $2,670,293 at December 31, 2012. As of March 31, 2013, our current liabilities were $9,212,929, as compared to $7,925,513 at December 31, 2012. Operating activities provided net cash of $95,377 for the period ended March 31, 2013, as compared to using net cash of $1,935,582 for the period ended March 31, 2012.

During the period ended March 31, 2013, investing activities used net cash of $40,484, comprised of cash used for the purchase of property and equipment.  During the period ended March 31, 2012, investing activities used net cash of $242,427.

During the period ended March 31, 2013, cash of $25,066 was used by financing activities, consisting of repayment of debt, as compared to net cash provided by financing activities of $1,838,559 during the three-month period ended March 31, 2012, which consisted of proceeds from convertible notes of $3,300,000, proceeds from the sale of common stock of $650,000 offset by the repayment of borrowings from note holders of $2,111,441.

Our net loss for the period ended March 31, 2013 and 2012 was a loss of $1,475,763 and a loss of $3,646,036, respectively. We anticipate that we will continue to generate losses from operations for the foreseeable future as we invest in research and development activities in furtherance of our business plan of advancing our drug delivery technology. As of March 31, 2013, we had cash and cash equivalents of $92,123 and negative working capital of $6,690,298.

On March 22, 2013, BioZone Labs (the “Seller”) entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Midland American Capital Corporation (“Midland”) pursuant to which Midland will provide up to $1,500,000 of financing, on a discretionary basis, against the Seller’s accounts receivable.

Under the Factoring Agreement, Midland has agreed to purchase certain accounts receivables of the Seller and the Seller has agreed to pay Midland an initial fee of 2.5% of the face amount of an account (subject to certain adjustments) plus 0.833% of the face amount of an account (subject to certain adjustments) for each 10 day period following the first 30 days of financing. If the receivable is not paid within 75 days of the purchase of the account, Midland can chargeback the receivable to the Seller, unless the debtor became insolvent, subject to certain exceptions. In addition, Midland may chargeback the receivable to the Seller in the case of an event of default or upon termination of the Factoring Agreement. The Factoring Agreement provides for certain customary covenants of the Seller and the Seller is subject to penalties in the event of a misdirected fee, a missing notation of Midland on an invoice and late charges on any monies owed to Midland. The term of the Factoring Agreement is one year and is subject to termination by either party upon sixty days prior written notice subject to certain exceptions.

In connection with the execution of the Factoring Agreement, the Seller entered into a Purchase Money Rider (the “Purchase Money Rider”) with Midland pursuant to which Midland will provide to the Seller, on a discretionary basis, financing to procure raw materials for the manufacture of Seller’s goods. The financing under the Purchase Money Rider may be made via direct payment to the Seller’s suppliers or issuance of letters of credit. The Seller will be required to pay Midland an initial purchase fee of 2.95% of the amount financed plus a purchase money fee of 0.933% of the amount financed for each 10 day period following the first 30 days of financing.

As collateral security for all of the Seller’s obligations under the Factoring Agreement and Purchase Money Rider, the Seller granted Midland a security interest in all of its assets. To further secure the Seller's obligations under the Factoring Agreement and Purchase Money Rider, the Company and Baker Cummins Corp. executed a Guarantee and Security Agreement pursuant to which each of them agreed to guaranty the Seller’s obligations owed by such entity to Midland secured by a security interest in all of their assets.

In addition, in connection with the execution of the Factoring Agreement and Purchase Money Rider, Elliot Maza, the Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Brian Keller, the President and Chief Scientific Officer of the Company executed a Validity Guaranty pursuant to which each of these persons has agreed to indemnify Midland from any loss incurred in the event of breach of certain representations and warranties made to Midland or any misstatement, fraud or criminal act on the part of any officer or agent of the Seller. Furthermore, certain note holders holding notes in the aggregate principal amount of $2,300,000 entered into inter-creditor agreements, whereby such note-holders agreed to subordinate to Midland their security interest in certain assets of the Company.

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

Off–Balance Sheet Arrangements

As of March 31, 2013 we had no material off-balance sheet arrangements other than operating leases.

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President.  Pursuant to his employment agreement, Mr. Fisher is entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation. We have paid Mr. Fisher $56,000 in unpaid salary and vacation pay and $23,000 in penalties of which $5,769 remains outstanding and is due on April 15, 2013.

Impact of Inflation

The impact of inflation upon our revenue and income/(loss) from continuing operations during each of the past two fiscal years has not been material to our financial position or results of operations for those years because we do not maintain significant inventories whose costs are affected by inflation.

Properties

Our facilities are located in Pittsburg, California, Princeton, New Jersey, and Englewood Cliffs, New Jersey.

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

The Company considered the terms of its interest in 580 Garcia and determined that it was a VIE in accordance with ACS 810-10-55, which should be consolidated.  As of March 31, 2013, amounts included in the consolidated assets, which are shown in Property and equipment and consolidated liabilities, which are reported in long-term debt total $755,240 and $2,566,966, respectively relating to 580 Garcia. The Company’s involvement with the entity is limited to the lease it has to rent its facility from 580 Garcia, in which the Company is the only tenant, and the guarantee of the mortgage on the property of 580 Garcia. The Company’s maximum exposure to loss, which is based on the Company’s guarantee of the mortgage of 580 Garcia is $2,566,966, which equals the carrying amount of its liability as of March 31, 2013.

The Company accounts for its investment in Betazone by the equity method since it has significant influence but not operating control over this entity.  Condensed financial information of Betazone as of and the period ended March 31, 2013 and for the year ended December 31, 2012 is as follows:

	March 31, 2013	December 31, 2012
Balance sheet
Current assets	66,264	3,825
Current liabilities	383,379	301,864

Statement of operations
Revenues	47,893	40,002
Net loss	(19,075)	(272,935)

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Foreign Exchange Risk

We are subject to foreign exchange risk for revenues and expenses denominated in foreign currencies. Foreign currency risk arises from the fluctuation of foreign exchange rates and the degree of volatility of these rates relative to the United States dollar. We do not believe that we have any material risk due to foreign currency exchange. We do not currently hedge our foreign currency transactions.

Interest Rate Risk

Our exposure to market risks associated with changes in interest rates relates primarily to the increase or decrease in the amount of interest income earned on our invested cash. We ensure the safety and preservation of invested funds by attempting to limit default risk, market risk and reinvestment risk. We attempt to mitigate default risk by investing in investment grade securities. A hypothetical one percentage point decline in interest rates would not have materially affected the fair value of our interest-sensitive financial instruments as of March 31, 2013.

We do not use derivative financial instruments for trading or speculative purposes.

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, investments and receivables. We place our cash and cash equivalents with what we believe to be highly rated financial institutions. As of March 31, 2013 and December 31, 2012, approximately 5.6% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of March 31, 2013, as described in our Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

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

On April 19, 2013, the Company and its co-defendants in the Fisher Action entered into a settlement with Fisher resolving the dispute.  The Company, despite what it perceived as valid defenses to enforcement, agreed to honor, in full, the terms of Fisher’s Employment and Stock Purchase Agreements.  The Company, inter alia, agreed to convey the total consideration for Fisher’s interest in the BioZone Labs Group as well as the balance of the consideration under Fisher’s Employment Agreement.  In return, the Company is obtaining a dismissal of the Fisher Action, a full general release, and will release Fisher as against claims the Company had against him.  Upon completion of the settlement agreement and Board approval of the same, the Company will disclose the complete settlement terms in a subsequent filing.

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

This suit was dismissed on April 19, 2013 as part of the settlement of the Fisher Action disclosed above.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

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

Biozone Pharmaceuticals, Inc.

Dated: May 10, 2013	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)