Form 10-Q
period 2013-06-30
BIOZONE PHARMACEUTICALS, INC.
filed 2013-08-15
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 31, 2013, there were 69,611,325 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the
Three months ended March 31, 2013
Table of Contents

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012	4
Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2013 and 2012 (unaudited):	5
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2013 and 2012 (unaudited):	6
Notes to Unaudited Consolidated Financial Statements:	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4 Controls and Procedures	23

PART II. OTHER INFORMATION
Item 4. Removed and Reserved
Item 5. Other Information	24
Item 6. Exhibits	24

CERTIFICATIONS PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART 1:  FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 354,471	$ 62,296
Account receivable net of allowance for doubtful accounts	701,969	834,998
$61,973 and $46,119, respectively
Finance receivables, net	451,016
Inventories	1,524,847	1,651,087
Prepaid expenses and other current assets	202,527	121,912
Total current assets	3,234,830	2,670,293

Property and equipment, net	3,262,750	3,333,919
Deferred financing costs, net	13,856	17,677
Goodwill	1,026,984	1,026,984
Intangibles, net	162,616	190,894

	4,466,206	4,569,474

Total Assets	$ 7,701,036	$ 7,239,767

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	1,461,930	736,279
Accrued expenses and other current liabilities	3,705,375	3,127,817
Accrued interest	442,849	286,382
Notes payable - shareholder	1,099,715	1,099,715
Convertible notes payable	2,187,742	1,472,152
Deferred income tax	102,022	102,022
Derivative instruments	902,407	919,394
Current portion of long term debt	206,042	181,752
Total current liabilities	10,108,082	7,925,513

Long Term Debt	2,901,499	2,894,579

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	69,461	63,143
69,461,325 and 63,142,969 shares issued and outstanding at June 30, 2013, and December 31, 2012, respectively
Additional paid-in capital	10,971,792	10,484,611
Accumulated deficit	(16,349,798)	(14,128,079)

Total shareholders' deficiency	(5,308,545)	(3,580,325)

Total liabilities and shareholders' deficiency	$ 7,701,036	$ 7,239,767

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Sales	$ 1,955,982	$ 4,912,144	$ 3,984,879	$ 8,422,186

Cost of sales	(1,404,284)	(2,881,472)	(2,841,098)	(4,946,353)

Gross profit	551,698	2,030,672	1,143,781	3,475,833

Operating Expenses:
General and adminstrative expenses	1,136,316	1,318,504	2,553,234	2,911,873
Selling expenses	166,337	242,976	341,598	464,537
Research and development expenses	5,845	206,504	25,676	428,118
Total Operating Expenses	1,308,498	1,767,984	2,920,508	3,804,528

Income (Loss) from operations	(756,800)	262,688	(1,776,727)	(328,695)

Interest expense	(482,147)	(1,014,852)	(957,085)	(4,487,697)
Change in fair market value of derivative liability	492,991	37,726	512,093	455,918

Loss before income taxes	(745,956)	(714,438)	(2,221,719)	(4,360,474)

Income taxes	-	-	-	-

Net loss	$ (745,956)	$ (714,438)	$ (2,221,719)	$ (4,360,474)

Net loss per common share	$ (0.01)	$ (0.01)	$ (0.03)	$ (0.08)

Basic and diluted weighted average common shares outstanding	68,072,675	59,104,151	65,600,107	57,735,240

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net loss	$ (2,221,719)	$ (4,360,474)
Adjustments to reconcile net loss to net cash
used in operating activities:

Bad debt expense	16,667	49,803
Depreciation & Amortization	256,736	238,734
Amortization of financing costs	3,821	3,821
(Gain) on change in fair value of derivative liability	(512,093)	(455,918)
Stock and warrant based compensation	15,376	120,000
Non-cash interest expense	845,286	4,314,978
Changes in assets and liabilities:
Account receivable-trade	116,362	(787,994)
Finance receivable	(451,016)	-
Inventories	126,240	(551,567)
Prepaid expenses and other current assets	(80,615)	(416,748)
Accounts payable	725,651	(9,021)
Accrued expenses and other current liabilities	577,558	(183,295)
Net cash used in operating activities	(581,746)	(2,037,681)

Cash flows from investing activities
Purchase of property and equipment	(45,947)	(277,876)
Net cash used in investing activities	(45,947)	(277,876)

Cash flows from financing activities
Proceeds from convertible debt	50,000	3,750,000
Proceeds from sale of common stock	950,000	650,000
Payment of deferred financing costs	-	(25,000)
Repayment of debt	(80,132)	(126,564)
Repayment of borrowings from noteholders	-	(2,175,000)
Net cash provided by financing activities	919,868	2,073,436

Net increase (decrease) in cash and cash equivalents	292,175	(242,121)

Cash and cash equivalents, beginning of period	62,296	416,333

Cash and cash equivalents, end of period	$ 354,471	$ 174,212

Supplemental disclosures of cash flow information:

Interest paid	$ 111,799	$ 256,482
Debt discount from warrant liability	$ 15,377	$ 2,755,274

BioZone Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
June 30, 2013
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

The results of operations for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year or for any other period.

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

NOTE 3 – Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the current period ended June 30, 2013 as well as its last two fiscal years, has a working capital deficiency of $6,873,252 and an accumulated deficit of $16,349,798 as of June 30, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company is implementing a growth strategy for its contract manufacturing business that includes establishing a dedicated sales team with industry experience who will leverage our expertise in product development and formulation to attract new contract manufacturing customers. Also, the Company is reducing selling and administrative expenses through operational and organizational efficiency initiatives. The Company has secured a financing agreement to assist with its cash needs. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at June 30, 2013:

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

Note 5 - Property and Equipment.  A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

[Missing Graphic Reference]

NOTE 6 – Finance Receivables. Finance receivables, net, consisted of the following:

[Missing Graphic Reference]

On March 22, 2013, BioZone Labs (the “Company”) entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Midland American Capital Corporation (“Midland”) pursuant to which Midland will provide up to $1,500,000 of financing, on a discretionary basis, against the Company’s accounts receivable.

Under the Factoring Agreement, Midland has agreed to purchase certain accounts receivables of the Company and the Company has agreed to pay Midland an initial fee of 2.5% of the face amount of an account (subject to certain adjustments) plus 0.833% of the face amount of an account (subject to certain adjustments) for each 10 day period following the first 30 days of financing. If the receivable is not paid within 75 days of the purchase of the account, Midland can chargeback the receivable to the Company, unless the debtor became insolvent, subject to certain exceptions. In addition, Midland may chargeback the receivable to the Company in the case of an event of default or upon termination of the Factoring Agreement. The Factoring Agreement provides for certain customary covenants of the Company and the Company is subject to penalties in the event of a misdirected fee, a missing notation of Midland on an invoice and late charges on any monies owed to Midland. The term of the Factoring Agreement is one year and is subject to termination by either party upon sixty days prior written notice subject to certain exceptions.

In connection with the execution of the Factoring Agreement, the Company entered into a Purchase Money Rider (the “Purchase Money Rider”) with Midland pursuant to which Midland will provide to the Company, on a discretionary basis, financing to procure raw materials for the manufacture of the Company’s goods. The financing under the Purchase Money Rider may be made via direct payment to the Company’s suppliers or issuance of letters of credit. The Company will be required to pay Midland an initial purchase fee of 2.95% of the amount financed plus a purchase money fee of 0.933% of the amount financed for each 10 day period following the first 30 days of financing.

As collateral security for all of the Company’s obligations under the Factoring Agreement and Purchase Money Rider, the Seller granted Midland a security interest in all of its assets. To further secure the Company’s obligations under the Factoring Agreement and Purchase Money Rider, the Company and Baker Cummins Corp. executed a Guarantee and Security Agreement pursuant to which each of them agreed to guaranty the Company’s obligations owed by such entity to Midland secured by a security interest in all of their assets.

In addition, in connection with the execution of the Factoring Agreement and Purchase Money Rider, Elliot Maza, the Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Brian Keller, the President and Chief Scientific Officer of the Company executed a Validity Guaranty pursuant to which each of these persons has agreed to indemnify Midland from any loss incurred in the event of breach of certain representations and warranties made to Midland or any misstatement, fraud or criminal act on the part of any officer or agent of the Company. Furthermore, certain note holders holding notes in the aggregate principal amount of $2,300,000 entered into inter-creditor agreements, whereby such note-holders agreed to subordinate to Midland their security interest in certain assets of the Company.

NOTE 7 - Equity Method Investments.  Our investment in BetaZone, our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.  Summarized financial information for our investment in Betazone assuming 100% ownership interest is as follows:

	June 30, 2013	December 31, 2012
Balance sheet
Current assets	66,264	3,825
Current liabilities	383,379	301,864

Statement of operations	June 30, 2013	December 31, 2012
Revenues	47,893	40,002
Net loss	(19,075)	(272,935)

In 2011, when the Company’s share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The Company’s unrecorded share of losses for the six months ended June 30, 2013 totaled $8,584.

As of August 14, 2013, BetaZone Laboratories LLC was in the process of being liquidated and its assets being divided amongst its shareholders.

NOTE 8 - Convertible Notes Payable

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

As of June 30, 2013, the Company had repaid $600,000 of the Purchase Order Note.

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

The “June 2013 Convertible Note”

On June 20, 2013, we issued a convertible promissory note (the “June 2013 Convertible Note”) with a principal amount of $50,000  The June 2013 Convertible Note bear interest at the rate of 12% per annum and matures one year from its issue date. We may prepay any outstanding amounts owing under the June 2013 Convertible Note, in whole or in part, at any time prior to the maturity date. The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earlier of the Maturity Date or the occurrence of an Event of Default (each as defined in the June 2013 Convertible Notes). The June 2013 Convertible Note is convertible into shares of our common stock at a conversion price equal to the lower of $0.55 per share or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company intends to repay the June 2013 Convertible Note in cash.

The following table sets forth a summary of all the outstanding convertible promissory notes at June 30, 2013:

[Missing Graphic Reference]

NOTE 9 - Notes Payable – Shareholder . This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand. The Company is in dispute with the shareholder as to the balance due but has recorded the full amount claimed by the shareholder.

NOTE 10 - Long Term Debt. Long-term debt matures as follow:

[Missing Graphic Reference]

NOTE 11 - Warrants

The “March 2011 Warrants”

In March, 2011, the Company issued the March 2011 Warrants to purchase securities of the Company in the Target Transaction Financing as defined in the governing purchase agreement (Note 8).

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

As of June 30, 2013, a total of 1,000,000 Replacement Warrants remain outstanding, with an exercise price of $0.60 per share

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

As of June 30, 2013, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

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

“The April 2013 Offering Warrants”

In connection with the issuance of shares in the April 2013 Offering (Note 13), we issued the April 2013 Offering Warrants entitling the holders to purchase up to a total of 1,900,000 shares of our common stock.

The April 2013 Offering Warrants expire five years from the date of issuance and have an exercise price of $0.50 per common share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.. The Warrants may be exercised on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of Common Stock underlying the Warrants. The Warrants contain limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

Based on authoritative guidance, we have accounted for the April 2013 Offering Warrants as liabilities. The liability for the April 2013 Offering Warrants measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the shares issued in the April 2013 Offering.

NOTE 12 - Concentrations.

Two customers accounted for approximately 19% and 17% of our sales during the six months ended June 30, 2013 as compared to 29% and 17% of the our sales for the six months ended June 30, 2012.  Two customers accounted for approximately 22% and 21% of our sales for the three months ended June 30, 2013 as compared to 31% and 26% of our sales for the three months ended June 30, 2012.

NOTE 13.  Capital Deficiency

On April 12, 2013, the Company sold to certain accredited investors (the “Investors”) an aggregate of 2,000,000 units (the “Units”) with gross proceeds to the Company of $500,000. On April 18, 2013, the Company sold an additional 1,200,000 Units to certain additional Investors with gross proceeds to the Company of $300,000. On April 25, 2013, the Company sold an additional 600,000 units to an additional Investor with gross proceeds to the Company of $150,000 (together, the “April 2013 Offering”).

Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (ii) a five-year warrant (the “Warrants”) to purchase fifty (50%) percent of the number of shares of Common Stock purchased at an exercise price of $0.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.  In addition the Company issued 2,518,356 shares of its common stock to investors as part of a ratchet anti-dilution agreement with certain investors.

The Company paid placement agent fees of $26,500 in cash to a broker-dealer in connection with the sale of the Units.  Additionally, the Company issued to the broker-dealer, in connection with the sale of the Units, a warrant to purchase up to 64,000 shares of Common Stock with substantially the same terms as the Warrants issued to the Investors.

NOTE 14 - Contingencies

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

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial period of each lease.  Total rent and related expenses under operating leases were $203,539 and $317,282 for the six months ended June 30, 2013 and 2012, respectively, and $95,915 and $142,084 for the three months ended June 30, 2013 and 2012, respectively.  Operating lease obligations after 2013 relate primarily to office facilities.

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

NOTE 15 - Income Taxes. No provision for income taxes has been recorded due to the 100% valuation allowance provided against net operating loss carry forwards.

NOTE 16 - Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued.  Other than disclosed below, there were no material subsequent events as of that date.

On July 10, 2013 we issued 150,000 shares to a consultant for services rendered.

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

On June 30, 2011, the Company acquired all of the outstanding shares of BioZone Laboratories, Inc. (“Biozone Labs”) and its affiliates. BioZone Labs primarily is engaged in the business of developing and manufacturing Over the Counter (“OTC”) drug products and cosmetic and beauty products on behalf of third parties. Equalan LLC (“Equalan”), related to BioZone Labs through common stock ownership, markets a line of proprietary skin care products under the brand names of Glyderm®. Equachem LLC (“Equachem”) also related to BioZone Labs through common stock ownership, sells raw materials used in OTC drugs and cosmetic products. We refer to BioZone Labs, Equalan and Equachem as the “BioZone Labs Group”. The BioZone Labs Group generated $3.8 and $8.3 million of sales during the six month periods ended June 30, 2013 and 2012, respectively, of which $3.5 million or 89% and $8.0 million or 96%, respectively, were generated by BioZone Labs from its third party contract manufacturing business.  The BioZone Labs Group generated $1.8 and $4.8 million of sales during the three month periods ended June 30, 2013 and 2012, respectively, of which $1.6 million or 89% and $8.0 million or 96%, respectively, were generated by BioZone Labs from its third party contract manufacturing business.

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

Results of Operations

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012:

Sales.

Sales for the three months ended June 30, 2013 and 2012 were $1,955,982 and $4,912,144, respectively. The decrease in sales of $2,956,162 or 60.2% was primarily attributable to the loss of our largest customer in 2013 due to a voluntary recall of product supplied by the Company in December of 2012.  This vendor represented approximately $1.5 million in sales in the prior year quarter.  The remainder of the decrease is due reduced customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.

Cost of sales for the three months ended June 30, 2013 and 2012 was $1,404,284 and $2,881,472, respectively, resulting in gross profit of $551,698 and $2,030,672, respectively. The gross profit percentage for the three months ended June 30, 2013 and 2012 was approximately 28% and 41%, respectively. The decrease in gross profit of $1,478,974 and resulting decrease in gross profit percentage is largely attributable to the decrease in order size, resulting in reduced labor efficiency, and a decrease in sales of select products primarily attributable to decreased customer orders from decreased end user demand.

Operating Expenses.

We had total operating expenses of $1,308,498 for the three months ended June 30, 2013 as compared to $1,767,984 for the three months ended June 30, 2012. The decrease in operating expenses of $459,486 or 26.0% is due to a decrease of general and administrative expenses of $182,188 which is primarily due to a decrease in salary and related expenses of approximately $120,000 mostly due to a reduction in hours worked and a decrease in workforce due to attrition, a decrease in professional fees of $43,000.  The remaining decrease was due to small decreases in miscellaneous other accounts, primarily due to reduced business activity.  Our selling expenses decreased by $76,639 or 31.5% to $166,337 for the three months ended June 30, 2013 from $242,976 for the three months ended June 30, 2012, due to the decrease in sales.  Our research and development expenses decreased $200,659, which is primarily due to the closing of our research facility in Princeton, New Jersey and the termination of five staff members in August of 2012.

Interest Expense.

We incurred interest expense of $482,147 for the three months ended June 30, 2013 as compared to $1,104,852 for the three months ended June 30, 2012. The decrease in interest expense of $532,705 is due to the recording of a debt discount of $580,768 related to the derivative liability of the notes issued in the three months ended June 2012, which was offset by an increase in interest expense for capital leases and outstanding convertible notes in the current period.

Change in value of derivative instruments.

We recorded a gain of $492,991 for the three month period ended June 30, 2013, as compared to a gain of $37,726 for the three months ended June 30, 2012, resulting from a decrease in the fair value of our derivative instruments.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $745,956 for the three months ended June 30, 2013 as compared to a net loss of $714,438 for the three months ended June 30, 2012, an increase in net loss of $31,518.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011:

Sales.

Sales for the six months ended June 30, 2013 and 2012 were $3,984,879 and $8,422,186 respectively. The decrease in sales of $4,437,307 or 52.7% was primarily attributable to the loss of our largest customer in 2013 due to a voluntary recall of product supplied by the Company in December of 2012.  This vendor represented approximately $2.4 million in sales in the prior year period.  The remainder of the decrease is due reduced customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.

Cost of sales for the six months ended June 30, 2013 and 2012 was $2,841,098 and $4,946,353, respectively, resulting in gross profit of $1,143,781 and $3,475,833, respectively. The gross profit percentage for the six months ended June 30, 2013 and 2012 was approximately 29% and 41%, respectively. The decrease in gross profit of $2,332,052 and resulting decrease in gross profit percentage is largely attributable to the decrease in order size, resulting in reduced labor efficiency, and a decrease in sales of select products primarily attributable to decreased customer orders from decreased end user demand.

Operating Expenses.

We had total operating expenses of $2,920,508 for the six months ended June 30, 2013 as compared to $3,804,528 for the six months ended June 30, 2012. The decrease in operating expenses of $884,020 or 23.2% is due to an decrease of general and administrative expenses of $358,639 which is primarily due to a decrease in salary and related expenses of approximately $120,000 mostly due to a reduction in hours worked and a decrease in workforce due to attrition, a decrease in professional fees of $220,000, the remaining decrease was due to small decreases in miscellaneous other accounts, primarily due to reduced business activity  Our selling expenses decreased by $122,939 or 26.5% to $341,598 for the six months ended June 30, 2013 from $464,537 for the six months ended June 30, 2012, due to the decrease in sales.  Our research and development expenses decreased $402,442, which is primarily due to the closing of our research facility in Princeton, New Jersey and the termination of five staff members in August of 2012.

Interest Expense.

We incurred interest expense of $957,085 for the six months ended June 30, 2013 as compared to $4,487,697for the six months ended June 30, 2012. The decrease in interest expense of $3,530,612 is due to the recording of a debt discount of $3,692,528 related to the derivative liability of the warrants issued in connection with the convertible notes issued in 2012, which was offset by an increase in interest expense for capital leases and outstanding convertible notes in the current period.

Change in value of derivative instruments.

We recorded a gain of $512,093 for the six month period ended June 30, 2013 as compared to a gain of $455,918 for the six months ended June 30, 2012, resulting from a decrease in the fair value of our derivative instruments.

Net Loss / Income.

As a result of the foregoing, we realized a net loss of $2,221,719 for the six months ended June 30, 2013 as compared to a net loss of $4,360,474 for the six months ended June 30, 2012, a decrease in net loss of $2,138,755.

Liquidity and Capital Resources

As of June 30, 2013, our current assets were $3,234,830, as compared to $2,670,293 at December 31, 2012. As of June 30, 2013, our current liabilities were $10,108,082, as compared to $7,925,513 at December 31, 2012.  Operating activities used net cash of $581,746 for the period ended June 30, 2013, as compared to using net cash of $2,037,681 for the period ended June 30, 2012.

During the six months ended June 30, 2013, investing activities used net cash of $45,947, comprised of cash used for the purchase of property and equipment.  During the period ended June 30, 2012, investing activities used net cash of $277,876.

During the six months ended June 30, 2013, cash of $919,868 was provided by financing activities, consisting of proceeds from the sale of common stock of $950,000 and proceeds from the issuance of convertible debt of $50,000, these were offset by the repayment of debt of $80,132, as compared to net cash provided by financing activities of $2,073,436 during the six-month period ended June 30, 2012, which consisted of proceeds from convertible notes of $3,750,000, proceeds from the sale of common stock of $650,000 offset by the repayment of borrowings from note holders of $2,175,000, repayment of debt of $126,564 and payment of deferred financing costs of $25,000.

Our net loss for the six months ended June 30, 2013 and 2012 was $2,221,719 and $4,360,474, respectively. We anticipate that we will continue to generate losses from operations for the foreseeable future as we invest in research and development activities in furtherance of our business plan of advancing our drug delivery technology. As of June 30, 2013, we had cash and cash equivalents of $354,471 and negative working capital of $6,873,252.

On March 22, 2013, BioZone Labs (the “Company”) entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Midland American Capital Corporation (“Midland”) pursuant to which Midland will provide up to $1,500,000 of financing, on a discretionary basis, against the Company’s accounts receivable.

Under the Factoring Agreement, Midland has agreed to purchase certain accounts receivables of the Company and the Company has agreed to pay Midland an initial fee of 2.5% of the face amount of an account (subject to certain adjustments) plus 0.833% of the face amount of an account (subject to certain adjustments) for each 10 day period following the first 30 days of financing. If the receivable is not paid within 75 days of the purchase of the account, Midland can chargeback the receivable to the Company, unless the debtor became insolvent, subject to certain exceptions. In addition, Midland may chargeback the receivable to the Company in the case of an event of default or upon termination of the Factoring Agreement. The Factoring Agreement provides for certain customary covenants of the Company and the Company is subject to penalties in the event of a misdirected fee, a missing notation of Midland on an invoice and late charges on any monies owed to Midland. The term of the Factoring Agreement is one year and is subject to termination by either party upon sixty days prior written notice subject to certain exceptions.

In connection with the execution of the Factoring Agreement, the Company entered into a Purchase Money Rider (the “Purchase Money Rider”) with Midland pursuant to which Midland will provide to the Company, on a discretionary basis, financing to procure raw materials for the manufacture of Company’s goods. The financing under the Purchase Money Rider may be made via direct payment to the Company’s suppliers or issuance of letters of credit. The Company will be required to pay Midland an initial purchase fee of 2.95% of the amount financed plus a purchase money fee of 0.933% of the amount financed for each 10 day period following the first 30 days of financing.

As collateral security for all of the Company’s obligations under the Factoring Agreement and Purchase Money Rider, the Company granted Midland a security interest in all of its assets. To further secure the Company's obligations under the Factoring Agreement and Purchase Money Rider, the Company and Baker Cummins Corp. executed a Guarantee and Security Agreement pursuant to which each of them agreed to guaranty the Company’s obligations owed by such entity to Midland secured by a security interest in all of their assets.

In addition, in connection with the execution of the Factoring Agreement and Purchase Money Rider, Elliot Maza, the Chief Executive Officer, Chief Financial Officer and Secretary of the Company and Brian Keller, the President and Chief Scientific Officer of the Company executed a Validity Guaranty pursuant to which each of these persons has agreed to indemnify Midland from any loss incurred in the event of breach of certain representations and warranties made to Midland or any misstatement, fraud or criminal act on the part of any officer or agent of the Company. Furthermore, certain note holders holding notes in the aggregate principal amount of $2,300,000 entered into inter-creditor agreements, whereby such note-holders agreed to subordinate to Midland their security interest in certain assets of the Company.

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

Off–Balance Sheet Arrangements

As of June 30, 2013 we had no material off-balance sheet arrangements other than operating leases.

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President.  Pursuant to his employment agreement, Mr. Fisher is entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation. We have paid Mr. Fisher $56,000 in unpaid salary and vacation pay and $23,000 in penalties.

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

The Company considered the terms of its interest in 580 Garcia and determined that it was a VIE in accordance with ACS 810-10-55, which should be consolidated.  As of June 30, 2013, amounts included in the consolidated assets, which are shown in Property and equipment and consolidated liabilities, which are reported in long-term debt total $751,586 and $2,550,826, respectively relating to 580 Garcia. The Company’s involvement with the entity is limited to the lease it has to rent its facility from 580 Garcia, in which the Company is the only tenant, and the guarantee of the mortgage on the property of 580 Garcia. The Company’s maximum exposure to loss, which is based on the Company’s guarantee of the mortgage of 580 Garcia is $2,550,826, which equals the carrying amount of its liability as of June 30, 2013.

The Company accounts for its investment in Betazone by the equity method since it has significant influence but not operating control over this entity

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

Credit Risk

Our exposure to credit risk consists of cash and cash equivalents, investments and receivables. We place our cash and cash equivalents with what we believe to be highly rated financial institutions. As of June 30, 2013 and December 31, 2012, approximately 8.6% and 16.7%, respectively, of our cash, cash equivalents, restricted cash and investments are issued or insured by the federal government or government agencies. We have not experienced any losses on these accounts related to amounts in excess of insured limits.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this quarterly report. They have concluded that, based on such evaluation, our disclosure controls and procedures were not effective due to the material weaknesses in our internal control over financial reporting as of June 30, 2013, as described in our Form 10-K for the year ended December 31, 2012 filed with the SEC on April 1, 2013.

Changes in Internal Controls Over Financial Reporting

There has been no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 12, 2013, the Company sold to certain accredited investors (the “Investors”) an aggregate of 2,000,000 units (the “Units”) with gross proceeds to the Company of $500,000. On April 18, 2013, the Company sold an additional 1,200,000 Units to certain additional Investors with gross proceeds to the Company of $300,000. On April 25, 2013, the Company sold an additional 600,000 units to an additional Investor with gross proceeds to the Company of $150,000 (together, the “April 2013 Offering”).

Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock, $0.001 par value per share (the “Common Stock”) and (ii) a five-year warrant (the “Warrants”) to purchase fifty (50%) percent of the number of shares of Common Stock purchased at an exercise price of $0.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends.  In addition the Company issued 2,518,356 shares of its common stock to investors as part of a ratchet anti-dilution agreement with certain investors.

The proceeds were used for general corporate purposes.

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

Biozone Pharmaceuticals, Inc.

Dated: August 14, 2013	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 31.1

CERTIFICATION

I, Elliot Maza, certify that:

1. I have reviewed this report on Form 10-Q of Biozone Pharmaceuticals, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. I have disclosed, based on my most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Dated:  August 14, 2013

/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Exhibit 32.1

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Biozone Pharmaceuticals, Inc., a Nevada corporation (the “Company”), on Form 10-Q for the period ended March 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “Report”), I, Elliot Maza, Chief Executive Officer and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

(1)           The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2)           The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

Dated:  August 14, 2013

/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)