Form 10-K/A
period 2012-12-31
BIOZONE PHARMACEUTICALS, INC.
filed 2013-09-13
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

We are filing this Amendment Number 1 to our Form 10-K for the fiscal year ended December 31, 2012 for purposes of correcting certain beneficial ownership information in Part III, Item 12.

Except as described above, the remainder of the Form 10-K is unchanged and does not reflect events occurring after the original filing of the Form 10-K with the SEC on April 1, 2013.

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

Name of Beneficial Owner	Number of Shares Beneficially Owned		Percentage Beneficially Owned (1)
5% Owners:
OPKO Health, Inc. 4400 Biscayne Boulevard Miami, Florida 33137	7,650,000	(2)	12.1%
Daniel Fisher 36 Marlee Road Pleasant Hill, CA 94523	6,650,000		10.5%
Frost Gamma Investments Trust (3) 4400 Biscayne Boulevard Miami, Florida 33137	5,260,681	(4)	8.3%
Frost Group LLC 4400 Biscayne Boulevard Miami, Florida 33137	4,871,133		7.7%
Michael Brauser 3700 NE 27th Ave. Lighthouse Point, Florida 33064	4,729,377	(5)	7.5%
Barry Honig 4400 Biscayne Boulevard, Miami, FL 33137	5,542,654	(6)	8.8%
Executive Officers and Directors
Brian Keller	3,587,500		5.7%
Christian Oertle	525,000		0.8%
Elliot Maza	3,587,500		5.7%
Roberto Prego-Novo	2,939,467	(7)	4.7%
All executive officers and directors as a group (4 persons)	10,639,467		16.9%

1)	Based on 63,142,696 shares of our common stock issued and outstanding as of March 29 , 2013.

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

6)
Includes 1,433,403 shares of common stock held by Barry and Renee Honig Charitable Foundation, Inc. Mr. Honig is the President and a director of Barry and Renee Honig Charitable Foundation, Inc. and may be deemed to hold voting and dispositive power over securities of the Company held by such entity.  Excludes 3,166,667 shares of common stock underlying a promissory notes issued to Barry Honig. The notes can be converted at $0.20 per share and contains a blocker provision providing that such note can only converted such that where the holder would beneficially own a maximum of 4.99% of our outstanding common stock.

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

BIOZONE PHARMECEUTICALS, INC. (Registrant)
September 12, 2013	By:	/s/ Elliot Maza
Name: Elliot Maza Title: Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this annual report was signed by the following persons in the capacities and on the dates stated.

SIGNATURE	TITLE	DATE

/s/ Elliot Maza
Elliot Maza	Chief Executive Officer and Chief Financial Officer and Director	September 12, 2013

/s/ Roberto Prego-Novo
Roberto Prego-Novo	Chairman of the Board of Directors	September 12, 2013

/s/ Brian Keller
Brian Keller	President, Chief Scientific Officer and Director	September 12, 2013