Form 10-Q
period 2013-09-30
BIOZONE PHARMACEUTICALS, INC.
filed 2013-11-18
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of November 15, 2013, there were 75,663,316 shares of our common stock outstanding.

Quarterly Report on Form 10-Q for the
Nine months ended September 30, 2013

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$529,895	$62,296
Account receivable net of allowance for doubtful accounts	50,281	784,733
$61,973 and $46,119, respectively
Finance receivables, net	311,714	-
Inventories	1,726,450	1,507,009
Prepaid expenses and other current assets	207,661	120,210
Total current assets	2,826,001	2,474,248

Property and equipment, net	3,133,216	3,333,919
Due from purchaser of Glyderm assets	400,000	-
Deferred financing costs, net	10,169	10,573
Goodwill	1,026,984	1,026,984
Intangibles, net	148,477	190,894
Assets of discontinued operations	51,843	203,149

	4,770,689	4,765,519

Total Assets	$7,596,690	$7,239,767

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Account payable	209,060	589,468
Accrued expenses and other current liabilities	3,953,411	3,106,332
Accrued interest	539,256	286,382
Notes payable - shareholder	-	1,099,715
Convertible notes payable	2,255,380	1,472,152
Deferred income tax	102,022	102,022
Derivative instruments	8,029,003	919,394
Current portion of long term debt	165,623	181,752
Liabilities of discontinued operations	33,430	168,296
Total current liabilities	15,287,185	7,925,513

Long Term Debt	2,764,081	2,894,579

Shareholders' deficiency
Common stock, $.001 par value, 100,000,000 shares authorized,	70,111	63,143
70,111,100 and 63,142,969 shares issued and outstanding at September 30, 2013, and December 31, 2012, respectively
Additional paid-in capital	11,133,642	10,484,611
Accumulated deficit	(21,658,329)	(14,128,079)

Total shareholders' deficiency	(10,454,576)	(3,580,325)

Total liabilities and shareholders' deficiency	$7,596,690	$7,239,767

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$2,086,986	$4,734,148	$5,764,116	$12,860,988

Cost of sales	(977,165)	(2,827,922)	(3,742,495)	(7,703,507)

Gross profit	1,109,821	1,906,226	2,021,621	5,157,481

Operating Expenses:
General and adminstrative expenses	1,373,459	1,352,748	3,884,886	4,236,747
Selling expenses	86,772	59,029	386,986	407,284
Research and development expenses	55,390	155,941	81,066	584,059
Total Operating Expenses	1,515,621	1,567,718	4,352,938	5,228,090

Income (Loss) from operations	(405,800)	338,508	(2,331,317)	(70,609)

Interest expense	(991,601)	(482,960)	(1,948,686)	(4,970,657)
Change in fair market value of derivative liability	(4,660,841)	21,912	(4,148,748)	477,830

Loss before income taxes	(6,058,242)	(122,540)	(8,428,751)	(4,563,436)

Income taxes	-	-	-	-

Net loss from continuing operations	(6,058,242)	(122,540)	(8,428,751)	(4,563,436)

Income from discontinued operations, net of taxes	64,058	23,810	212,848	104,232
Gain on sale of assets	685,653	-	685,653

Net loss	$(5,308,531)	$(98,730)	$(7,530,250)	$(4,459,204)

Net loss per common share from continuing operations	$(0.09)	$(0.00)	$(0.13)	$(0.07)
Net income per common share from discontinued operations	$0.01	$0.00	$0.01	$0.00
Net loss per common share	$(0.08)	$(0.00)	$(0.11)	$(0.07)

Basic and diluted weighted average common shares outstanding	70,098,825	69,418,903	67,119,343	61,631,047

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net loss from continuing operations	(8,428,751)	(4,563,436)
Income from discontinued operations	898,501	104,232
Net loss	$(7,530,250)	$(4,459,204)
Adjustments to reconcile net loss to net cash
used in operating activities:

Bad debt expense	16,667	99,803
Depreciation & Amortization	400,409	360,554
Amortization of financing costs	404	21,723
Gain (loss) on change in fair value of derivative liability	4,148,748	(477,830)
Stock and warrant based compensation	177,876	120,000
Non-cash interest expense	1,775,086	4,742,188
Changes in assets and liabilities:
Account receivable-trade	717,785	(545,776)
Finance receivable	(311,714)	-
Inventories	(219,441)	(300,133)
Prepaid expenses and other current assets	(87,451)	(351,690)
Accounts payable	(380,408)	(558,990)
Accrued expenses and other current liabilities	847,079	(283,980)
Other assets	(447,215)	-
Discontinued operations	16,440	(3,364)
Net cash used in operating activities	(875,985)	(1,636,699)

Cash flows from investing activities
Purchase of property and equipment	(86,366)	(320,116)
Net cash used in investing activities	(86,366)	(320,116)

Cash flows from financing activities
Proceeds from convertible debt	2,100,000	3,750,000
Proceeds from sale of common stock	950,000	650,000
Payment of deferred financing costs	-	(36,304)
Repayment of debt	(217,550)	(190,593)
Payment to shareholder	(1,052,500)
Repayment of borrowings from noteholders	(350,000)	(2,550,000)
Net cash provided by financing activities	1,429,950	1,623,103

Net increase (decrease) in cash and cash equivalents	467,599	(333,712)

Cash and cash equivalents, beginning of period	62,296	416,333

Cash and cash equivalents, end of period	$529,895	$82,621

Supplemental disclosures of cash flow information:

Interest paid	$173,600	$312,232
Debt discount from warrant liability	$2,000,000	$2,755,274
Cashless exercise of warrants for common stock	$-	$6,503,201

BioZone Pharmaceuticals, Inc.
Notes to the Consolidated Financial Statements
September 30, 2013
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

The results of operations for the three and nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year or for any other period.

NOTE 2 - Business Description

BioZone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006. On March 1, 2011, we changed our name from International Surf Resorts, Inc. to BioZone Pharmaceuticals, Inc.

The BioZone Lab group (the operating subsidiaries of the Company) has operated since inception as a developer, manufacturer, and marketer of over-the-counter drugs and preparations, cosmetics, and nutritional supplements on behalf of health care product marketing companies and national retailers. We have been developing our proprietary drug delivery technology (the “BioZone Technology”) as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

NOTE 3 – Going Concern

These consolidated financial statements are presented on the basis that we will continue as a going concern. The going concern concept contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred operating losses for the current period ended September 30, 2013 as well as its last two fiscal years, has a working capital deficiency of $12,461,184 and an accumulated deficit of $21,658,329 as of September 30, 2013. These conditions, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  Subsequent to September 30, 2013, the Company entered into an agreement to sell its operating assets.  It expects to close the sale by December 31, 2013.  Upon closing, the Company will have a material stock ownership of MusclePharm Corporation (“MSLP”), cash, expects to have no liabilities and only one employee of the Company.  The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned, and 580 Garcia Ave, LLC (“580 Garcia”) a Variable Interest Entity.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at June 30, 2013:

Estimated dividends	None
Expected volatility	184%
Risk-free interest rate	0.83%
Expected term	2 to 5 years

Goodwill. Goodwill represents the excess of the consideration transferred over the fair value of net assets of business purchased. Goodwill is not being amortized but is evaluated for impairment on at least an annual basis.

NOTE 5.- Discontinued Operations.

On September 3, 2013, the Company entered into an Asset Purchase Agreement, (the “APA”), by and among the Company, BioZone Laboratories, Inc., the Company’s wholly owned subsidiary (“BZL”) (and Lautus Pharmaceuticals LLC, a New Jersey limited liability company (“Lautus” or the “Buyer”). (The Company and BZL are referred to herein as the “Sellers”).

Pursuant to the APA, the Buyer purchased from the Sellers certain assets relating to the Glyderm® brand of skin care products currently manufactured and sold by BZL. Specifically, the Sellers sold all of their interests in (A) the Glyderm® trademark, the Glyderm® patents, the Glyderm® product formulations, the domain names, www.glydermonline.com and www.glydermskincare.com, and the Glyderm® internet website; and (B) the Sellers’ entire inventory of Glyderm® products held for resale (the “Purchased Assets”).

The purchase price for the Purchased Assets is an aggregate amount equal to: (A) one million dollars ($1,000,000), payable as follows: (i) six hundred thousand dollars ($600,000) payable at the closing of the APA (the “Closing Date”), (ii) two hundred thousand dollars ($200,000) payable six (6) months after the Closing Date, and (iii) two hundred thousand dollars ($200,000) payable twelve (12) months after the Closing Date; plus (B) the purchase price for the inventory, calculated based on the amount of units of Glyderm® products purchased on the Closing Date at the price per unit that BZL charges its non-retail customers for similar products.  The Buyer will pay the purchase price for the inventory as the Glyderm® products contained in the inventory are sold by the Buyer to third parties.

Simultaneous with the closing of the APA, BZL and the Buyer entered into a Supply Agreement providing for the manufacture of Glyderm® products by BZL on behalf of the Buyer. The term of the Supply Agreement is five years and is subject to termination upon various events set forth in the Supply Agreement, including termination at the Buyer’s option upon ninety days prior written notice. The Supply Agreement contains a schedule of the price per unit that the Buyer has agreed to pay BZL for the manufacture of Glyderm® products. The Buyer is not obligated to purchase any minimum amount of Glyderm® products from BZL during the term of the Supply Agreement.  BZL’s assets are subject to the proposed MSLP sale.

In addition, BZL and the Buyer entered into a Services Agreement on the Closing Date pursuant to which BZL will provide to Buyer certain ongoing operational support on behalf of Buyer for a period of twelve months from the Closing Date.

The analysis of the total gain on disposal, carrying values of the assets and liabilities disposed, and also the net cash inflow from the disposal were as follows:

Gain on divestment of Glyderm Brand
Purchase price	1,000,000
Carrying value of net assets	314,347
Net gain on divestment	685,653

Carrying value of net assets
Receivables	181,716
Inventory	125,899
Website	2,662
Deferred financing costs	2,368
Other assets	1,702
314,347

The results of the disposal of the Glyderm brand, and the cash flows from discontinued operations are disclosed under discontinued operations in the nine months ended September 30, 2013 and 2012, and the comparative results have been restated accordingly.

The results of the discontinued operations are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Sales	$95,112	$159,610	$402,861	$454,956

Cost of sales	(24,380)	(43,344)	(100,148)	(114,112)

Gross profit	70,732	116,266	302,713	340,844

Operating Expenses:
General and adminstrative expenses	4,000	20,400	45,807	48,274
Selling expenses	2,674	72,056	44,058	188,338
Total Operating Expenses	6,674	92,456	89,865	236,612

Income from discontinued operations	64,058	23,810	212,848	104,232

NOTE 6 - Property and Equipment.

A summary of property and equipment and the estimated useful lives used in the computation of depreciation and amortization is as follows:

Fixed Asset	Useful Life	September 30, 2013	December 31, 2012

Vehicles	5 years	300,370	300,370
Furniture and Fixtures	10 years	66,711	64,539
Computers	5 years	251,487	234,123
MFG equipment	10 years	4,182,352	4,062,593
Lab Equipment	10 years	985,015	973,772
Bldg/Leasehold	19 years (remainder of lease)	1,676,418	1,676,418
Building	40 years	571,141	571,141
Land	Not depreciated	380,000	380,000
		8,413,494	8,262,956
Accumulated depreciation		(5,280,278)	(4,929,037)
Net		3,133,216	3,333,919

NOTE 7 – Finance Receivables.

Finance receivables, net, consisted of the following:

	September 30, 2013	December 31, 2012

Accounts receivable purchased	3,510,406	-
Cash remitted	(1,247,134)	-
Cash remitted to vendors	(1,848,959)	-
Fees	(102,599)	-
Finance receivables, net	311,714	-

On March 22, 2013, BZL entered into a Factoring and Security Agreement (the “Factoring Agreement”) with Midland American Capital Corporation (“Midland”) pursuant to which Midland will provide up to $1,500,000 of financing, on a discretionary basis, against the Company’s accounts receivable.

Under the Factoring Agreement, Midland has agreed to purchase certain accounts receivables of the Company and the Company has agreed to pay Midland an initial fee of 2.5% of the face amount of an account (subject to certain adjustments) plus 0.833% of the face amount of an account (subject to certain adjustments) for each 10 day period following the first 30 days of financing. If the receivable is not paid within 75 days of the purchase of the account, Midland can chargeback the receivable to the Company, unless the debtor became insolvent, subject to certain exceptions. In addition, Midland may chargeback the receivable to the Company in the case of an event of default or upon termination of the Factoring Agreement. The Factoring Agreement provides for certain customary covenants of the Company and the Company is subject to penalties in the event of a misdirected fee, a missing notation of Midland on an invoice and late charges on any monies owed to Midland. The term of the Factoring Agreement is one year and is subject to termination by either party upon sixty days prior written notice subject to certain exceptions.  MSLP has agreed to assume the Factoring Agreement and acquire the accounts receivable.  We agreed to guarantee that collections of the accounts receivable were at least equal to the assumed liability under the Factoring Agreement.

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

As collateral security for all of the Company’s obligations under the Factoring Agreement and Purchase Money Rider, BZL granted Midland a security interest in all of its assets. To further secure the Company’s obligations under the Factoring Agreement and Purchase Money Rider, the Company and Baker Cummins Corp., a subsidiary of the Company, executed a Guarantee and Security Agreement pursuant to which each of them agreed to guaranty the Company’s obligations owed by Midland secured by a security interest in all of their assets.

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

NOTE 8 - Equity Method Investments.

Our investment in BetaZone Laboratories LLC (“Betazone”), our significant unconsolidated subsidiary, is accounted for using the equity method of accounting.  Summarized financial information for our investment in Betazone assuming 100% ownership interest is as follows:

	September 30, 2013	December 31, 2012
Balance sheet
Current assets	66,264	3,825
Current liabilities	383,379	301,864

Statement of operations	Nine Months ended September 30, 2013	Year ended December 31, 2012
Revenues	47,893	40,002
Net loss	(19,075)	(272,935)

In 2011, when the Company’s share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The Company’s unrecorded share of losses for the nine months ended September 30, 2013 totaled $8,584.

As of August 14, 2013, Betazone was liquidated.

NOTE 9 - Convertible Notes Payable

The “February 2012 Notes”

On February 24, 2012, we entered into a Securities Purchase Agreement with OPKO Health Inc. pursuant to which we  borrowed $1,700,000 evidenced by a 10% convertible note due two years from the date of issuance and issued warrants to purchase 8,500,000 shares of the our common stock, at an exercise price of $0.40 per share.

On February 28, 2012 and February 29, 2012, we entered in a Securities Purchase Agreement with two additional buyers pursuant to which we borrowed an additional $600,000 evidenced by notes and issued warrants to purchase an additional 3,000,000 shares of our common stock, at an exercise price of $0.40 per share.  The notes and warrants contained the same terms as the notes and warrants issued to OPKO as described above.

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

All of the warrants granted with the above notes have been exercised.

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

The “March 2012 Purchase Order Note”

On March 13, 2012, we borrowed $1,000,000 and issued an accredited investor a 10% senior secured convertible promissory note (the “Purchase Order Note”).

The Company has not recorded a beneficial conversion feature on the March 2012 Purchase Order Notes due to the effective conversion price being greater than the fair value of the Company’s stock at the issuance date.

As of September 30, 2013, the Company had repaid $900,000 of the Purchase Order Note.  On October 8, 2013, the holder converted the remaining amount due under the Note into 1,180,192 shares and the note was cancelled.

The “April 2012 Working Capital Note”

On April 18, 2012, we borrowed $250,000 and issued an accredited investor a 10% senior convertible promissory note (the “Working Capital Note”).

On June 28, 2012, the holder of the Working Capital Note exchanged such Note for the June 2012 Convertible Notes described below.

The “June 2012 Working Capital Notes”

On June 13, 2012, we borrowed $200,000 and issued accredited investors a 10% promissory notes (the “June 2012 Working Capital Notes”). .

On June 28, 2012, the holders of the June 2012 Working Capital Notes exchanged such notes for the June 2012 Convertible Notes described below.

The “June 2012 Convertible Notes”

On June 28, 2012, we issued $455,274 of 10% convertible promissory notes (the “June 2012 Convertible   Notes”) and warrants (the “June 2012 Warrants”) to purchase 2,250,000 shares of our common stock to the holders of the Working Capital Notes and June 2012 Working Capital Notes with an aggregate amount of principal and accrued interest due as of such date equal to the aggregate principal amount of the June 2012 Convertible   Notes. The Working Capital Notes and June 2012 Working Capital Notes were cancelled.

The June 2012 Convertible Notes mature June 28, 2014. We may prepay any outstanding amounts owing under the June 2012 Convertible Notes, in whole or in part, at any time prior to the maturity date. The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earlier of the Maturity Date or the occurrence of an Event of Default (each as defined in the June 2012 Convertible Notes). The June 2012 Convertible Notes are convertible into shares of our common stock at an initial conversion price of $0.20 per share.

The Company is prohibited from effecting a conversion of the June 2012 Convertible Notes or exercise of the June 2012 Warrants, to the extent that as a result of such conversion or exercise, the holder would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the June 2012 Convertible Note or exercise of the June 2012 Warrants, as the case may be.

The June 2012 Warrants are exercisable immediately, expire ten years after the date of issuance and have an initial exercise price of $0.40 per share. The June 2012 Warrants are exercisable in cash or through a “cashless exercise”. We determined that the initial fair value of the June 2012 Warrants was $1,036,042 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the June 2012 Convertible Notes.  Under authoritative guidance, the carrying value of the June 2012 Convertible Notes may not be reduced below zero.  Accordingly, we recorded interest expense of $580,768, which is the excess of the value of the June 2012 Warrants over the allocated fair value of the June 2012 Convertible Notes, at the date of the issuance.  The discount related to the June 2012 Convertible Notes will be amortized over the term of the Notes as interest expense, calculated using an effective interest method.

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

The “June 2013 Convertible Note”

On June 20, 2013, we borrowed $50,000 and issued a convertible promissory note (the “June 2013 Convertible Note”) which matures one year from its issue date. We may prepay any outstanding amounts owing under the June 2013 Convertible Note, in whole or in part, at any time prior to the maturity date. The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earlier of the Maturity Date or the occurrence of an Event of Default (each as defined in the June 2013 Convertible Note). The June 2013 Convertible Note is convertible into shares of our common stock at a conversion price equal to the lower of $0.55 per share or 60% of the lowest trade price in the 25 trading days previous to the conversion. The Company repaid the Note in its entirety in September 2013.

In September 2013, the Company sold an additional promissory note for an aggregate purchase price of $50,000 for the same terms as above.

The “August 2013 Convertible Note”

On August 26, 2013, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with an investor (the “Buyer”) pursuant to which the Company (i) borrowed $2,000,000 and issued a 10% secured convertible promissory note (the “August 2013 Note”) due one year from the date of issuance (the “Maturity Date”) and issued (ii) warrants (the “August 2013 Warrants”) to purchase 10,000,000 shares of the Company’s common stock.

The August 2013 Note is convertible into shares of the Company’s common stock at an initial conversion price of $0.20 per share, subject to adjustment.  The Company may prepay any outstanding amount due under the August 2013 Note, in whole or in part, prior to the Maturity Date.  The August 2013 Note is subject to certain “Events of Defaults” which could cause all amounts due and owing thereunder to become immediately due and payable. Among other things, the Company's failure to pay any accrued but unpaid interest when due, the failure to perform any obligation under the Transaction Documents (as defined below) or a determination that any representation or warranty made by the Company in connection with the Transaction Documents shall prove to have been incorrect in any material respect shall constitute an Event of Default under the Transaction Documents.

The August 2013 Warrants are immediately exercisable and expire ten years after the date of issuance.  The August 2013 Warrants have an initial exercise price of $0.40 per share.   The August 2013 Warrants are exercisable in cash or by way of a cashless exercise while a registration statement covering the shares of Common Stock issuable upon exercise of the Warrants or an exemption from registration is not available. We determined that the initial fair value of the August 2013 Warrants was $2,488,983 based on the Black-Scholes option pricing model, which we treated as a liability with a corresponding decrease in the carrying value of the August 2013 Note.  Under authoritative guidance, the carrying value of the August 2013 Note may not be reduced below zero.  Accordingly, we recorded interest expense of $488,983, which is the excess of the value of the August 2013 Warrants over the allocated fair value of the August 2013 Note, at the date of the issuance.  The discount related to the August 2013 Note will be amortized over the term of the Notes as interest expense, calculated using an effective interest method.

The Company is prohibited from effecting a conversion of the August 2013 Note or exercise of the August 2013 Warrants to the extent that as a result of such conversion or exercise, the Buyer would beneficially own more than 4.99% (subject to waiver) in the aggregate of the issued and outstanding shares of the Company’s common stock, calculated immediately after giving effect to the issuance of shares of common stock upon conversion of the August 2013 Note or exercise of the Warrants, as the case may be.

In connection with the sale of the August 2013 Note and the August 2013 Warrants, the Company, the Buyer and the collateral agent for other secured creditors of the Company (including our Chairman, Roberto Prego-Novo) agreed to enter into an Amended and Restated Pledge and Security Agreement (the “Security Agreement” and, collectively with the Securities Purchase Agreement, the Note and the Warrant, the “Transaction Documents”) pursuant to which all of the Company’s obligations under the August 2013 Note are secured by a perfected security interest in all of the tangible and intangible assets of the Company, including all of its ownership interest in its subsidiaries, pari pasu, with the previous secured creditors, all of which is subordinated to the accounts receivable lender to the Company.  Further, pursuant to the Security Agreement, the Note holder, the collateral agent and the prior secured creditors agreed to further subordinate the granted security interest to a security interest previously granted to another investor in the Company.

The Company has granted the Note holder “piggy-back” registration rights with respect to the shares of common stock underlying the August 2013 Note and the shares of common stock underlying the August 2013 Warrants for a period of twelve (12) months from the date of closing.

The following table sets forth a summary of all the outstanding convertible promissory notes at September 30, 2013:

Convertible promissory notes issued	8,605,274
Notes repaid	(3,200,000)
Less amounts converted to common stock	(500,000)
4,905,274
Less debt discount	2,649,894
Balance September 30, 2013	2,255,380

NOTE 10 - Notes Payable – Shareholder.

This amount is due to our former Executive Vice President for advances made to the Company, bears interest at a weighted average rate of approximately 10% and is due on demand.  On September 10, 2013, as part of the settlement agreement, the Company paid the shareholder $1,052,500 as consideration for all the shareholder notes payable (see Note 15).

NOTE 11 - Long Term Debt.

Long-term debt consists of the following:

	9/30/2013	12/31/2012
Notes payable of Biozone Labs
Capitalized lease obligations bearing interest at rates ranging from 8.6% to 16.3%,	$124,954	$192,323
payable in monthly installments of $168 to $1,589, inclusive of interest
City of Pittsburg Redevelopment Agency, 3% interest, payable in monthly installments	195,358	221,190
of $3,640 inclusive of interest
Other	75,000	80,000
Notes payable of 580 Garcia Properties
Mortgage payable of 580 Garcia collateralized by the land and building	2,534,392	2,582,818
payable in monthly installments of $20,794, inclusive of interest at 7.24% per annum
	$2,929,704	$3,076,331
Less: current portion	165,623	181,752
	2,764,081	2,894,579

NOTE 12 - Warrants

The “March 2011 Warrants”

In March 2011, the Company issued the March 2011 Warrants to purchase securities of the Company.

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

As of September 30, 2013, a total of 1,000,000 Replacement Warrants remain outstanding, with an exercise price of $0.60 per share.

The “September 2011 Warrant”

In connection with the sale of the September 2011 Note, we issued the September 2011 Warrant to purchase certain securities of the Company.

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

The “January 2012 Warrants”

On January 11, 2012 and January 25, 2012, we sold an aggregate of 1,300,000 units (the “Units”) to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase one-half of a share of common stock at $1.00 per share, subject to adjustment upon the occurrence of certain events (the “January 2012 Warrants”). The January 2012 Warrants contain cashless exercise rights.  Based on authoritative guidance, we have accounted for the January 2012 Warrants as liabilities.

As of September 30, 2013, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

The “February 2012 Warrants”

In connection with the sale of the February 2012 Notes, we issued the February 2012 Warrants entitling the holders to purchase up to 11,500,000 shares of our common stock (Note 7).

The February 2012 Warrants expire ten years from date of issuance and have an exercise price of $0.40 per share. The February 2012 Warrants contain a cashless exercise feature.  Based on authoritative guidance, we have accounted for the February 2012 Warrants as liabilities. The liability for the warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related February 2012 Notes.

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

The Advisory and Consulting Warrants

As part of an Advisory and Consulting Agreement between the Company and Tekesta Capital Partners, in April 2012, we issued 200,000 warrants to purchase the Company’s common stock exercisable at $0.60 per share.  Based on authoritative guidance, we have accounted for these warrants as liabilities.

On August 2, 2012, holders of all the outstanding warrants issued under the Advisory and Consulting Agreement exercised their warrants on a cashless basis and received a total of 170,000 shares of the Company’s common stock.

“The June 2012 Warrants”

In connection with the issuance of the June 2012 Notes, we issued the June 2012 Warrants entitling the holders to purchase up to a total of 2,250,000 shares of our common stock (Note 7).  The June 2012 Warrants had an exercise price of $0.40 per share. The June 2012 Warrants contained a cashless exercise feature. Based on authoritative guidance, we have accounted for the June 2012 Warrants as liabilities. The liability for the June 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related June 2012 Notes.

On June 28, 2012, the holders of the June 2012 Warrants cashlessly exercised the Warrants and we issued to the holders a total of 2,025,000 shares of our common stock.

“The April 2013 Offering Warrants”

In connection with the issuance of shares in the April 2013 Offering (Note 14), we issued the April 2013 Offering Warrants entitling the holders to purchase up to a total of 1,900,000 shares of our common stock.

The April 2013 Offering Warrants expire five years from the date of issuance and have an exercise price of $0.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Warrants may be exercised on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of Common Stock underlying the Warrants. The Warrants contain limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

Based on authoritative guidance, we have accounted for the April 2013 Offering Warrants as liabilities. The liability for the April 2013 Offering Warrants measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the shares issued in the April 2013 Offering.

The Company paid placement agent fees of $26,500 in cash to a broker-dealer in connection with the sale of the Units.  Additionally, the Company issued to the broker-dealer, in connection with the sale of the Units, a warrant to purchase up to 64,000 shares of common stock with substantially the same terms as the Warrants issued to the Investors, as defined in Note 14.

As of September 30, 2013, 1,964,000 warrants remain outstanding.  On October 18, 2013, an investor holding 100,000 warrants cashlessly exercised the warrants and received 29,069 shares.

“The August 2013 Warrants”

In connection with the issuance of the August 2013 Notes, we issued the August 2013 Warrants entitling the holders to purchase up to a total of 10,000,000 shares of our common stock (Note 7).

The August 2013, Warrants expire ten years from the date of issuance and have an exercise price of $0.40 per share. The August 2013 Warrants contain a cashless exercise feature. These warrants provide the holder with piggyback registration rights, which obligate us to register the shares underlying the warrants upon the request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the August 2013 Warrants as liabilities. The liability for the August 2013 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related June 2012 Notes.

As of September 30, 2013 10,000,000 warrants remained outstanding.

NOTE 13 - Concentrations.

Two customers accounted for approximately 24% and 20% of our sales during the nine months ended September 30, 2013 as compared to 27% and 25% of the our sales for the nine months ended September 30, 2012.  Two customers accounted for approximately 34% and 19% of our sales for the three months ended September 30, 2013 as compared to 40% and 22% of our sales for the three months ended September 30, 2012.

NOTE 14.  Capital Deficiency

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

Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a five-year warrant (the “April Warrants”) to purchase fifty (50%) percent of the number of shares of common stock purchased at an exercise price of $0.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits, combinations and dividends.  In addition on April 19, 2013, the Company issued 2,518,356 shares of its common stock to other investors as part of a ratchet anti-dilution agreement with those investors.

The Company paid placement agent fees of $26,500 in cash to a broker-dealer in connection with the sale of the Units.  Additionally, the Company issued to the broker-dealer, in connection with the sale of the Units, a warrant to purchase up to 64,000 shares of common stock with substantially the same terms as the April Warrants issued to the Investors.

On July l, 2013, the Company issued 500,000 shares of common stock for services rendered to the Company.

On July 2, 2013, the Company issued 150,000 shares of common stock for services rendered to the Company.

NOTE 15 - Contingencies

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President.  Pursuant to his employment agreement, Mr. Fisher was entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation. We have paid Mr. Fisher $56,000 in unpaid salary and vacation pay and $23,000 in penalties of which $5,769 remains outstanding and was due on April 15, 2013.  Mr. Fisher has demanded delivery to him of 6,650,000 shares of the Company’s common stock.  See Litigation below concerning a settlement with Mr. Fisher.

Leases

The Company leases its facilities under operating leases that expire at various dates.  Total rent expense under these leases is recognized ratably over the initial period of each lease.  Total rent and related expenses under operating leases were $317,712 and $450,877 for the nine months ended September 30, 2013 and 2012, respectively, and $98,491 and $133,595 for the three months ended September 30, 2013 and 2012, respectively.  Operating lease obligations after 2013 relate primarily to office facilities.

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

This suit was settled on September 10, 2013, see below.

BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC

Supreme Court of the State of New York, County of New York, No. 652489/2012

On September 10, 2013, the Company settled the Fisher litigation by entering into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) among Fisher, the Company, BZL, The Frost Group LLC, BrauserHonig Frost Group, Phillip Frost, Michael Brauser, Barry Honig, Elliot Maza, Brian Keller and Roberto Prego-Novo (collectively, the “Parties” and, individually, as a “Party”) dated as of September 5, 2013.

Pursuant to the Settlement Agreement, Fisher dismissed all of his claims contained in the action entitled, Daniel Fisher v. BioZone Pharmaceuticals, Inc., et al., No. 12-CV-03450 (WHA) (LB) United States District Court, Northern District of California, No. 12-03716, in consideration of the Company’s payment to him of the sum of $1,050,000 and the dismissal of the Company’s claims contained in the action entitled, BioZone Pharmaceuticals, Inc. v. Daniel Fisher and 580 Garcia Properties, LLC, Supreme Court of the State of New York, County of New York, No. 652489/2012.

Also, pursuant to the Settlement Agreement, Fisher sold his entire holdings of 6,650,000 shares of the Company’s common stock to various private accredited investors. The purchase of Fisher’s shares, which was a condition to the effectiveness of the Settlement Agreement, was completed on September 10, 2013.

The Settlement Agreement provides for complete mutual general releases of all claims between the Parties, including but not limited to, all claims arising out of or related to Fisher’s sale of his interest in BZL and related companies to the Company, compensation purportedly owed to Fisher under his terminated employment agreement with the Company and all amounts purportedly owed by the Company, as of the effective date of the Settlement Agreement, to Fisher’s wholly-owned limited liability company, 580 Garcia or rent and other amounts due under a written lease between the Company and 580 Garcia. In addition, Fisher agreed to seek the dismissal of all administrative claims and investigations he had instituted with state or Federal agencies against the Company and to remain bound by the non-competition terms contained in his former employment agreement with the Company. None of the Parties admitted to any wrong doing and the Parties agreed not to disparage one another.

NOTE 16 - Income Taxes.

No provision for income taxes has been recorded due to the 100% valuation allowance provided against net operating loss carry forwards.

NOTE 17 - Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued.  Other than disclosed below, there were no material subsequent events as of that date.

Between October 7 and 9, 2013 we issued 4,080,943 shares of common stock to seven note holders upon conversion of the notes at $0.20 per share.

On October 10, 2013, the Company filed a Certificate of Amendment to its Articles of Incorporation to increase its authorized shares of common stock to 200,000,000 and authorize 5,000,000 shares of preferred stock.  Prior to the amendment, Biozone was authorized to issue 100,000,000 shares of common stock and no shares of preferred stock

On October 17, 2013, the Company issued 1,000,000 shares of common stock for services rendered to the Company.

Effective October 18, 2013, the Company, BZL, Fisher and Aphena Pharma Solutions (“Aphena”) entered into a Settlement Agreement (the “Settlement Agreement”).  Pursuant to the Settlement Agreement, Aphena agreed to dismiss all of its claims against t, BZL and Fisher contained in the action, entitled Aphena Pharma Solutions - Maryland, LLC v. BioZone Laboratories, Inc. filed in the United States District Court for the Northern District of California No. C12-06292 (the “Lawsuit”).  In consideration for dismissal of the Lawsuit, Aphena will be paid the sum of $400,000 within 30 days by the Company’s insurer, Evanston Insurance Company.  In addition, BioZone and BZL issued to Aphena a Promissory Note in the amount of $500,000, subsequently paid, and the Company issued to Aphena five-year warrants to purchase up to 200,000 shares of the Company’s common stock at $0.50 per share.

On October 18, 2013, we issued 29,069 shares of common stock upon the cashless exercise of 100,000 warrants.

Effective October 22, 2013, the Company, BZL, Matrixx Initiatives, Inc. (“Matrixx”) and Zicam, LLC (“Zicam”) entered into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) related to a voluntary recall initiated by Matrixx on December 18, 2012 of one lot of Zicam® Extreme Congestion Relief nasal gel that BZL manufactured on Matrixx’ behalf (the “Product Recall”).  In connection with the Product Recall, Matrixx sent BZL on January 3, 2013 a Notice of Default under the Supply Agreement dated May 8, 2009 by and between BZL and Zicam, LLC (the “Supply Agreement”) to formally notify BZL that Matrixx is handling the Product Recall and will require BZL to reimburse Matrixx for all costs and expenses related to the Product Recall.  Pursuant to the Settlement Agreement, the Company agreed to pay Zicam seven hundred thousand dollars ($700,000) within 10 days of the date of execution of the Settlement Agreement to settle all remaining amounts due to Zicam under the Supply Agreement and the parties agreed to terminate the Supply Agreement effective as of the date of the Settlement Agreement. In addition, Zicam agreed to release BZL from the post-termination non-compete provision contained in the Supply Agreement.  The Company has now paid in full the required cash settlement payment.

On October 23, 2013, the Company issued 442,204 shares of common stock for services rendered to the Company.

On October 25, 2013, the Company closed on the sale of 3,500 shares of Series A Preferred Stock (“Series A”) in a private placement offering to 22 accredited investors for total gross proceeds of $3,500,000. The Series A investors also were issued 7,000,000 10-year warrants exercisable at $0.50 per share (the “Series A Warrants”).  The Series A: (i) have a stated value of $1,000, (ii) are convertible at $0.50 per share (the “Conversion Price”) or a total of 7,000,000 shares of common stock and (iii) provide for 10% dividends per annum payable quarterly on March 31, June 30, September 30, and December 31, beginning on June 30, 2014 and on each conversion date.  In lieu of a cash dividend payment, the Company may elect to pay all or part of a dividend in shares of common stock based on a conversion price equal to the lesser of: (i) the Conversion Price and (ii) the average of the volume weighted average prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  The Company’s right to pay a dividend in common stock is subject to the Company meeting certain equity conditions.  The holders of Series A: (i) will vote together with the holders of common stock on an as converted basis and (ii) have a liquidation preference over the holders of the Company’s common stock.   The net proceeds to the Company were $3,410,000.  The Series A Warrants have a 10-year term, are exercisable at $0.50 per share (subject to stock splits, stock dividends and combinations) and contain a cashless exercise provision.  The Company paid a placement agent $50,000 and agreed to issue the placement agent 100,000 shares of common stock and 100,000 warrants with the same terms as the Series A Warrants.

From November 15-18, 2013, all of the holders of the Series A shares converted the Series A into shares of common stock.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Certain statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements that involve risks and uncertainties. Words such as may, will, should, would, anticipates, expects, intends, plans, believes, seeks, estimates and similar expressions identify such forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.  References to “Biozone,” the “Company,” “we,” “us” and “our” refer to Biozone Pharmaceuticals, Inc. and its subsidiaries including BioZone Laboratories, Inc. which we refer to as “BZL.”

Company Overview

The Company, through its subsidiary BZL, is primarily is engaged in the business of developing and manufacturing Over-the-Counter drug products and cosmetic and beauty products on behalf of health care product marketing companies and national retailers. The Company has been developing its proprietary drug delivery technology as an enhancement for approved, generic prescription drugs that are limited due to poor stability or bioavailability or variable absorption.

Recently, the Company’s Board of Directors (the “Board”) conducted a strategic review of the feasibility and relative merits of various financial and business strategies for the Company. After careful consideration, the Board concluded that the optimum business strategy for the Company is to leverage its relationships and expertise in pharmaceutical product development to maximize current and future shareholder value. To that end, the Board decided to divest the Company’s contract manufacturing business and reinvest in biotechnology assets that promise significant upside in growth.  In connection with that strategy, in November 2013, the Company entered into an Asset Purchase Agreement (the “November APA”) with MusclePharm Corporation (“Musclepharm”).  In connection with the November APA, the Company agreed to sell substantially all of the Company’s operating assets including the QuSomes, HyperSorb and EquaSomes drug delivery technologies (excluding certain assets including cash on hand) for 1,200,000 shares of Musclepharm’s common stock. We believe this sale will significantly transform the Company and provide an opportunity to deliver substantial shareholder value.

Currently, the Company is engaged in late stage negotiations with a significant biotech company, partially owned by OPKO Health, Teva Pharmaceuticals and one of our largest shareholders, Dr. Phillip Frost, and The Frost Group.  The target acquisition is a privately funded biotechnology company developing technologies that are focused on the creation of first- and best-in-class antiviral therapeutics for human diseases.

In September 2013, the Company sold certain assets relating to the Glyderm® brand of skin care products including the Glyderm® trademark, the Glyderm® patents, the Glyderm® product formulations and the Company’s entire inventory of Glyderm® products held for resale.  In consideration for the purchased assets, the Company received or will receive (i) $600,000 on the closing date, (ii) $200,000 payable six months after the closing date, and (iii) $200,000 payable 12 months after the closing date; plus the purchase price for the purchased inventory.   All sales and operating expenses related to the Glyderm brand have been reclassified as discontinued operations for all periods presented.  The right to receive the installment payments will be sold to Musclepharm as part of the November APA.

Results of Operations

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012:

Sales.

Sales from continuing operations for the three months ended September 30, 2013 and 2012 were $2,086,986 and $4,734,148, respectively. The decrease in sales of $2,647,162 or 55.9% was primarily attributable to the loss of our largest customer in 2013 due to a voluntary recall of product supplied by the Company in December of 2012.  This customer represented approximately $1.9 million in sales in the prior year quarter.  The remainder of the decrease is due to reduced customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.

Cost of sales for the three months ended September 30, 2013 and 2012 was $977,165 and $2,827,922, respectively, resulting in gross profit of $1,109,821 and $1,906,226, respectively. The gross profit percentage for the three months ended June 30, 2013 and 2012 was approximately 53% and 40%, respectively. The decrease in gross profit of $796,405 is largely attributable to the decrease in order size, resulting in reduced labor efficiency, and a decrease in sales of select products primarily attributable to decreased customer orders from decreased end user demand.  However, the Company was able to increase the gross profit percentage to 53% for the three months ended September 30, 2013, compared to 40% in the prior year period by making targeted cost cuts in our cost of goods sold due to the decrease in sales.

Operating Expenses.

We had total operating expenses of $1,515,621 for the three months ended September 30, 2013 as compared to $1,567,718 for the three months ended June 30, 2012. The decrease in operating expenses of $52,097 or 3.3% is due to a decrease of our research and development expenses of $100,551, which is primarily due to the closing of our research facility in Princeton, New Jersey and the termination of five staff members in August 2012.  Our general and administrative expenses increased $20,711 which is primarily due to an increase in professional fees of $219,028, which is primarily legal fees related to the settlement of the three lawsuits that were settled recently.  These increases were offset by a reduction in salary and related expenses of approximately $110,000 mostly due to a reduction in hours worked and a decrease in workforce due to attrition, the remaining decrease was due to small decreases in miscellaneous other accounts, primarily due to reduced business activity.  Our selling expenses increased by $27,743 or 47% to $86,772 for the three months ended September 30, 2013 from $59,029 for the three months ended September 30, 2012, due to an effort to increase sales.

Interest Expense.

We incurred interest expense of $991,601 for the three months ended September 30, 2013 as compared to $482,960 for the three months ended September 30, 2012. The increase in interest expense of $508,641 is due to the recording of an interest charge of $488,768 related to the derivative liability of the warrants issued in the three months ended September 2013, the remainder of the increase was due to an increase in the amount of debt outstanding.

Change in value of derivative instruments.

We recorded an unrealized loss on the fair market value of our derivative instruments of $4,660,841 for the three month period ended September 30, 2013, as compared to a gain of $21,912 for the three months ended September 30, 2012, resulting from an increase in the fair value of our derivative instruments.

Discontinued Operations /Gain on sale of assets.

As a result of our sale of the Glyderm brand and related assets we recorded income from discontinued operations of $64,058 for the three month period ended September 30, 2013, as compared to income of $23,810 in the prior year period.  The Company recorded a gain on the sale of assets of $285,653 (see Note 5).

Net Loss.

As a result of the foregoing, we realized a net loss from continuing operations of $6,058,242 and a net loss of $5,422,878 for the three months ended September 30, 2013 as compared to a net loss of $98,730 for the three months ended September 30, 2012, an increase in net loss of $5,324,148.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012:

Sales.

Sales from continuing operations for the nine months ended September 30, 2013 and 2012 were $5,764,116 and $12,860,988 respectively. The decrease in sales of $7,096,872 or 55.2% was primarily attributable to the loss of our largest customer in 2013 due to a voluntary recall of product supplied by the Company in December of 2012.  This customer represented approximately $3.5 million in sales in the prior year period.  The remainder of the decrease is due reduced customer orders from decreased end-user demand.

Cost of Sales and Gross Profit.

Cost of sales for the nine months ended September 30, 2013 and 2012 was $3,742,495 and $7,703,507, respectively, resulting in gross profit of $2,021,621 and $5,157,481, respectively.  The gross profit percentage for the nine months ended September 30, 2013 and 2012 was approximately 35% and 40%, respectively. The decrease in gross profit of $3,135,860 and resulting decrease in gross profit percentage is largely attributable to the decrease in order size, resulting in reduced labor efficiency, and a decrease in sales of select products primarily attributable to the loss of our largest customer as well as decreased customer orders from decreased end user demand.

Operating Expenses.

We had total operating expenses of $4,352,938 for the nine months ended September 30, 2013 as compared to $5,228,090 for the nine months ended September 30, 2012. The decrease in operating expenses of $875,152 or 16.7% is due to an decrease of general and administrative expenses of $351,861 which is primarily due to a decrease in salary and related expenses of approximately $175,000 mostly due to a reduction in hours worked and a decrease in workforce due to attrition, a decrease in professional fees of $180,000, the remaining increase was due to small increases in miscellaneous other accounts.  Our selling expenses decreased by $20,298 or 5.0% to $386,986 for the nine months ended September 30, 2013 from $407,284 for the nine months ended September 30, 2012, due to the decrease in sales.  Our research and development expenses decreased $502,993, which is due to the closing of our research facility in Princeton, New Jersey and the termination of five staff members in August of 2012.

Interest Expense.

We incurred interest expense of $1,948,686 for the nine months ended September 30, 2013 as compared to $4,970,657for the nine months ended September 30, 2012. The decrease in interest expense of $3,021,971 is due to the recording of an interest charge of $3,692,528 related to the derivative liability of the warrants issued in connection with the convertible notes issued in 2012, which was offset by a similar charge of $488,768 in the current year period as well as an increase in interest expense for outstanding convertible notes in the current period.

Change in value of derivative instruments.

We recorded an unrealized loss on the fair market value of our derivative instruments of $4,148,748 for the nine month period ended September 30, 2013, as compared to a gain of $477,830 for the nine months ended September 30, 2012, resulting from an increase in the fair value of our derivative instruments.

Discontinued Operations /Gain on sale of assets.

As a result of our sale of the Glyderm brand and related assets we recorded income from discontinued operations of $212,848 for the nine month period ended September 30, 2013, as compared to income of $104,232 in the prior year period.  The Company recorded a gain on the sale of assets of $285,653 (see Note 5).

Net Loss.

As a result of the foregoing, we realized a net loss from continuing operations of $8,428,751 and a net loss of $7,930,250 for the nine months ended September 30, 2013 as compared to a net loss of $4,459,204 for the nine months ended September 30, 2012, an increase in net loss of $3,471,046.

Liquidity and Capital Resources

A summary of our cash flows is as follows:

	Nine Months Ended
	September 30,
	2013	2012
	(Unaudited)
Net cash used in provided by operating activities	$875,985	$1,636,699
Net cash used in investing activities	$86,366	$320,116
Net cash provided by financing activities	$1,429,950	$1,623,103

Operating activities used net cash of $875,985 for the period ended September 30, 2013, as compared to using net cash of $1,636,699 for the period ended September 30, 2012.  The principal factors were a non-cash gain of $4,148,748 from the change in fair value of derivative liability and a non-cash interest expense of $1,775,086.

During the nine months ended September 30, 2013, investing activities used net cash of $86,366, comprised of cash used for the purchase of property and equipment.  During the period ended June 30, 2012, investing activities used net cash of $320,116.

During the nine months ended September 30, 2013, cash of $1,429,950 was provided by financing activities, consisting of proceeds from the sale of common stock of $950,000 and proceeds from the issuance of convertible debt of $2,100,000, these were offset by the repayment of debt of $217,550,repayment of borrowings from note holders of $350,000 and a payment to shareholder of $1,052,500, as compared to net cash provided by financing activities of $1,623,103 during the nine-month period ended September 30, 2012, which consisted of proceeds from convertible notes of $3,750,000, proceeds from the sale of common stock of $650,000 offset by the repayment of borrowings from note holders of $2,550,000, repayment of debt of $190,593 and payment of deferred financing costs of $36,304.

Our net loss for the nine months ended September 30, 2013 and 2012 was $7,530,250 and $4,459,204, respectively. We anticipate that we will continue to generate losses from operations until we close the Musclepharm sale. As of September 30, 2013, we had cash and cash equivalents of $529,895 and negative working capital of $12,461,184.

Historical Financings

In August 2013, the Company borrowed $2,000,000 from Musclepharm an issued a one-year 10% secured convertible promissory note and 10,000,000 warrants (exercise price of $0.40 per share).  In October 2013, the Company repaid $1,000,000 of the Musclepharm note and Musclepharm converted the remaining portion into 5,000,000 shares of common stock.

In October 2013, the Company issued shares of common stock to seven note holders upon conversion of approximately $600,000 of notes and $216,000 of accrued interest related to those notes.

In October 2013, the Company closed on the sale of 3,500 shares of Series A Preferred Stock  in a private placement offering.  The net proceeds to the Company were $3,410,100.  The Company used a portion of the proceeds to pay off $1,800,000 of outstanding debt and payables.  Additionally, as of November 14, 2013, the Company issued 7,381,865 shares of common stock to shareholders who purchased outstanding debt or payables owed by the Company.

On November 18, 2013, the holders of a $500,000 note converted it (and accrued interest) into shares of common stock.  On November 15, 2013, Mr. Roberto Prego-Novo, Chairman of the Board of Directors of the Company, converted a $100,000 secured convertible note (plus accrued interest) into shares of common stock.  This note is one of the February 2012 Notes referred to in Note 9 to the Consolidated Financial Statements.

Liquidity Considerations

As of November 15, 2013, the Company had approximately $1,042,000 of available cash.  Assuming the Musclepharm APA closes, the Company will have no operations with minimal expenses and have 1,200,000 shares of Musclepharm stock of which 600,000 shares are not subject to a repurchase right by Musclepharm.  The closing price of Musclepharm’s common stock was $0.57 on November 15, 2013.  Additionally, the Company expects most holders of outstanding Notes will convert to common stock, and it will pay all of its liabilities.

Off–Balance Sheet Arrangements

As of September 30, 2013, we had no material off-balance sheet arrangements.

Critical Accounting Estimates

There were no material changes to our critical accounting estimates during the period covered by this report.

Recent Accounting Pronouncements.

There have been no recent accounting pronouncements or changes in accounting pronouncements during the period covered by this report that are of material significance, or have potential material significance, to us.

Cautionary Note Regarding Forward-Looking Statements

This report contains forward-looking statements including our liquidity, our payment of our liabilities, delivery of shareholder value, completion of the biotechnology acquisition, closing of the Musclepharm sale, our ability to consummate an acquisition of a biotechnology company and delivery of shareholder value. Forward-looking statements can be identified by words such as “anticipates,” “intends,” “plans,” “seeks,” “believes,” “estimates,” “expects” and similar references to future periods.

Forward-looking statements are based on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include the ability to reach an agreement with the biotechnology company, that company’s future operations and Musclepharm’s receipt of a satisfactory fairness opinion.

Further information on our risk factors is contained in our filings with the SEC, including the Form 10-K filed on April 1, 2013.  Any forward-looking statement made by us speaks only as of the date on which it is made.  Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them.  We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Not applicable to smaller reporting companies.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.  Our management carried out an evaluation, with the participation of our Principal Executive Officer and Principal Financial Officer, required by Rule 13a-15 of the Securities Exchange Act of 1934 (the “Exchange Act”) of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. Based on their evaluation, our management has concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting.  There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal and ordinary course of business.  Except as disclosed below, there were no material changes during the period covered by this report to any pending legal proceedings previously reported.

Fisher Litigation

In September 2013, the Company consummated a settlement of competing claims with its former Executive Vice President, Mr. Daniel Fisher (“Fisher”) by entering into a Settlement Agreement and Mutual Release (the “Settlement Agreement”) with Fisher and the other parties to the competing claims.  In accordance with the Settlement Agreement and Mutual Release, the Company paid Fisher 1,050,000.   Also, pursuant to the Settlement Agreement and Mutual Release, Fisher sold his entire holdings of 6,650,000 shares of the Company’s common stock to various private accredited investors. The purchase of Fisher’s shares. The Settlement Agreement provides for complete mutual general releases of all claims between the Parties, including but not limited to, all claims arising out of or related to Fisher’s sale of his interest in the Company, compensation purportedly owed to Fisher under his terminated employment agreement with the Company and all amounts purportedly owed by the Company, as of the effective date of the Settlement Agreement, to Fisher’s wholly-owned limited liability company for rent and other amounts due under a written lease between the Company and Fisher’s entity. In addition, Fisher agreed to seek the dismissal of all administrative claims and investigations he had instituted with state or Federal agencies against the Company and to remain bound by the non-competition terms contained in his former employment agreement with the Company.

Aphena Litigation

In October 2013, the Company entered into a Settlement Agreement with Aphena Pharma Solutions – Maryland, LLC (“Aphena”) to resolve the litigation previously reported.  In accordance with the Settlement Agreement, the Company caused its insurance company to pay Aphena $400,000 and the Company issued Aphena a $500,000 promissory note, which was subsequently paid.  Additionally, the Company issued Aphena 200,000 five-year warrants exercisable at $0.50 per share.  Pursuant to the Settlement Agreement, Aphena dismissed all claims to the litigation.

Zicam Recall

In October 2013, in connection with a December 2012 recall instituted by Matrixx Initiatives, Inc. and Zicam, LLC (collectively, “Matrixx”), the Company and Matrixx entered into a Settlement Agreement, Mutual Release and Stock Transfer Agreement (the “Matrixx Agreement”).  In connection with the Matrixx Agreement, the Company agreed to pay Matrixx $700,000 and issue it $200,000 of the Company’s common stock and the Company was provided a general release by Matrixx from any potential liability relating to the recall.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have sold securities without registration under the Securities Act of 1933, or the Securities Act, as described below.

Name or Class of Investor	Date Issued	No. of Securities	Reason for Issuance
Claimant (1)	July 10, 2013	150,000	Settlement agreement
Creditors (2)	October 14, 2013 to October 24, 2013	6,400,930	Conversion of liabilities at $0.10 per share to 11 note holders
Legal (1)	October 18, 2013	1,000,000	Payment for legal services
Note Holder (2)	October 23, 2013	29,069	Cashless exercise of warrant
Claimant (1)	October 25, 2013	200,000 warrants exercisable at $0.50 per share	Settlement agreement
Note Holders (2)	November 1, 2013	1,546,870	Note conversion
Creditor (1)	November 13, 2013	200,000 and 200,000 warrants exercisable at $0.50 per share	Payment for services
Preferred Shareholders (2)	November 15 – 18, 2013	7,000,000	Conversion of Series A
Note Holder (2)	November 18, 2013	5,036,986	Note conversion
Note Holder (2)	November 18, 2013	585,890	Note conversion
————————
(1)	Exempt under Section 4(a)(2) of the Securities Act and Regulation 506(b) thereunder. The securities were issued to accredited investors and there was no general solicitation.
(2)	Exempt under Section 3(a)(9) under the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER

None

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biozone Pharmaceuticals, Inc.

Dated: November 18, 2013	By:	/s/ Elliot Maza
Chief Executive Officer and Chief Financial Officer (Principal Executive Officer and Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Asset Purchase Agreement - MusclePharm Corporation	8-K	11/13/13	2.1
3.1	Articles of Incorporation	SB-2	9/20/07	3.1
3.2	Certificate of Amendment to Articles of Incorporation - Indemnification	SB-2	9/20/07	3.2
3.3	Certificate of Amendment to Articles of Incorporation – Name Change	8-K	3/4/11	3.1
3.4	Certificate of Amendment to Articles of Incorporation – Increase of Authorized Capital				Filed
3.5	Certificate of Designation – Series A	8-K	10/31/13	3.1
3.6	Bylaws	SB-2	9/20/07	3.3
10.1	Form of Securities Purchase Agreement	8-K	10/31/13	10.1
10.2	Form of Warrant	8-K	10/31/13	10.2
31.1	Certification of Principal Executive Officer (Section 302)				Filed
31.2	Certification of Principal Financial Officer (Section 302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (Section 906)				Furnished*
101 INS	XBRL Instance Document				Filed
101 SCH	XBRL Taxonomy Extension Schema				Filed
101 CAL	XBRL Taxonomy Extension Calculation Linkbase				Filed
101 LAB	XBRL Taxonomy Extension Label Linkbase				Filed
101 PRE	XBRL Taxonomy Extension Presentation Linkbase				Filed
101 DEF	XBRL Taxonomy Extension Definition Linkbase				Filed
———————
*	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to Biozone at 550 Sylvan Avenue, Suite 101, Englewood Cliffs, NJ, 07632, Attention: Elliot Maza.