Form 10-K
period 2013-12-31
Cocrystal Pharma, Inc.
filed 2014-03-31
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55158

Cocrystal Pharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-578559
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

19805 North Creek Parkway, Bothell, WA	98011
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (425) 398-7178

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes X No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $31 million.

The number of shares outstanding of the registrant’s common stock, as of March 24 2014, was 120,500,609.

PART I

Forward-Looking Statements

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, and those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the Risk Factors.

Item 1. Business

Overview

On March 18, 2014, we reincorporated in Delaware under the name Cocrystal Pharma, Inc. ("Cocrystal"). We were previously incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. Our only operating subsidiary is Cocrystal Discovery, Inc. ("Cocrystal Discovery"), which we merged with on January 2, 2014.  Immediately prior to the Cocrystal Discovery merger, on January 2, 2014, we completed the sale of substantially all of our operating assets to a subsidiary of MusclePharm Corporation (“MusclePharm”). This transaction was accounted for as a reverse merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.

 Our primary business going forward is to develop novel medicines for use in the treatment of human viral diseases.  Cocrystal has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since its initial funding in 2008. Subsequent funding was provided to Cocrystal Discovery by Teva Pharmaceuticals Industries, Ltd., or Teva, in 2011.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Cocrystal Technology

We are developing inhibitors of viral replication enzymes that are essential to viral replication. To find and design these inhibitors, we use x-ray crystallography to determine the structures of cocrystals containing the inhibitors bound to the enzymes. We then use advanced computational methods to screen and design product candidates using this cocrystal structural information.  In designing the candidates, we also seek to anticipate and avert potential viral mutations leading to resistance.  By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs not only effective against both the virus and possible mutants of the virus, but also with reduced off-target interactions that cause undesirable clinical side effects.  While this approach is easy to describe, it is much more difficult to carry out.  In particular, an extensive knowledge of viruses and their biology, especially viral replication, is required.  In addition, knowledge and experience in the fields of structural biology and enzymology is required, as are advanced computational skills and substantial chemistry expertise.

We developed our proprietary structure-based drug design approach, using protein crystal production and structure determination under the guidance of Dr. Roger Kornberg, our Chief Scientist and recipient of the Nobel Prize in Chemistry in 2006.  Dr. Kornberg is also a member of our Board of Directors.  Dr. Kornberg’s academic work has, for several decades, focused on RNA polymerases, the class of enzymes that includes all the viral replication enzymes we are pursuing.  Our drug discovery process focuses on those parts of the enzymes to which drugs bind and on drug-enzyme interactions at the atomic level.  Additionally, we developed targeted in-house chemical libraries that include antiviral compounds of various types, including non-nucleoside inhibitors, metal-binding inhibitors, and fragments.   This drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes.

Cocrystal’s proprietary technology integrates several powerful and specialized techniques:

(1) Selection of viral drug targets amenable to broad spectrum antiviral drug development and essential for viral genome replication;

(2) Atomic resolution 3-D structure determination of drug binding pockets;

(3) In-depth computational analysis of conservation of drug binding pockets and critical molecular interactions between antiviral inhibitors and amino acid residues of the target molecule’s drug binding pocket;

(4) Cocrystal structure determinations to inform hit identification, hit-to-lead, and lead optimization processes;

(5) Molecular modeling and computer-guided lead discovery to support rational chemical modifications based on structure-activity relationships, or SAR, of candidate inhibitor compounds;

(6) Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad spectrum of viral targets; and

(7) Platform for rapid identification of antiviral enzyme inhibitors, showing broad spectrum antiviral capability.

We have applied these techniques to develop antiviral inhibitors for five important infectious diseases: hepatitis C, influenza, the common cold, dengue fever, and acute viral gastroenteritis.  Each of these diseases is caused by a family of viruses that can rapidly mutate and, therefore, can quickly become resistant to medications that act directly on the virus itself.  Examples of this are Tamiflu® (oseltamivir phosphate) and Relenza® (zanamivir), used for the treatment of influenza but whose usefulness is burdened by development of viral resistance.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class, oral, broad-spectrum, high-barrier-to-resistance drugs. .An ideal product for an antiviral therapy would have at least the following characteristics:

1) Good safety and tolerability profile;

2) Effective against all viral subtypes that cause disease;

3) High barrier to viral resistance; and

4) Easy to administer.

Even at the discovery stage of drug development, we select compounds with these factors in mind. Furthermore, our technology is capable of delivering therapies that satisfy all of these key factors, as detailed below.

Safety and tolerability:  All drugs have side effects, also referred to as adverse effects. These usually result from a drug’s ability to bind to human biological molecules (usually proteins). When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects.

Our compounds target viral replication enzymes. These replication enzymes are unique to viruses. Because the enzyme targets are viral, not human, minimal adverse effects are possible. During the discovery phase, we screen all candidate compounds for potential cross-reactivity with human replication enzymes and eliminate those that are cross-reactive.

Broadly effective against all viral subtypes:  For any given viral disease, there are different subtypes of viruses that cause the disease. For example, there are six different subtypes of the virus known to cause hepatitis C. These subtypes are termed “genotypes”.” Each hepatitis C virus genotype is common in some parts of the world and rare in others.

Most antiviral drugs available today are only effective against certain subtypes of viruses and less effective or not effective at all against other subtypes. To address this problem, we are developing drug candidates that specifically target virus proteins called replication enzymes. Despite the various subtypes of virus that may exist, these enzymes are essentially identical (highly conserved) among all subtypes of a given virus. Therefore, by targeting these conserved replication enzymes, our antiviral compounds are designed and tested to be effective against all virus subtypes. Replication enzymes are conserved among almost all viruses, creating an opportunity for the development of broad spectrum antiviral drugs.

High Barrier to Viral Resistance:  Viral resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities. During reproduction, random variations in viral molecules, called mutations, spontaneously develop. If such a mutation occurs in a viral molecule that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies.

Cocrystal’s focus on viral replication enzymes can overcome this obstacle. We identify and target critical components of viral replication enzymes that are crucial to the function of the enzymes and sensitive to change. Any mutation in these critical enzyme components is likely to inactivate the enzyme and, in turn render the virus incapable of replicating. Because such mutations cannot easily propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ.  We test the effectiveness of our compounds against potential viral mutations and select compounds with the highest barrier to resistance.

Ease of administration:  Many antiviral treatments available today are inconvenient to administer. We select compounds for development that can be administered orally, preferably once daily, in pill-form.

Therapeutic Targets

Hepatitis C:  A large and increasing market with considerable unmet medical need.

Hepatitis C is a viral infection of the liver that affects approximately 170 million people worldwide, including 4 million in the United States.  Most patients develop chronic infections, which can lead to fibrosis (scarring), cirrhosis, liver failure, and liver cancer.  The worldwide market for hepatitis C antiviral drugs was $6 billion dollars in 2001 and is expected to grow to $15 billion dollars by 2015 (Renub Research 2012).

Experts agree that the future of the hepatitis C market belongs to direct-acting antiviral drugs (DAAs) that have pan-genotypic activity (are effective against all or multiple hepatitis C virus (HCV) genotypes); have a high barrier to resistance; and are effective in the absence of peginterferon alpha and ribavirin, two drugs that have been the standard of care for hepatitis C, but that are poorly tolerated.

Hepatitis C is a highly competitive and changing market. Currently, the standard treatment varies with the genotype of the hepatitis C virus infection. In general, treatment includes peginterferon alpha and ribavirin, along with a protease inhibitor (either telaprevir, boceprevir, or simeprevir). In late 2013, sofosbuvir, a drug belonging to a new class of drugs called “nucleotide analogs” or “Nucs,” was approved to treat hepatitis C. In patients infected with HCV genotype 1 (the most common HCV genotype in the US), sofosbuvir is administered in combination with peginterferon alpha and ribavirin. In patients with HCV genotypes 2 and 3, however, sofosbuvir may be effectively administered in combination with ribavirin, without the need for peginterfon alpha. Many other compounds are currently in development by companies such as Abbvie, Achillion, Bristol-Myers Squibb, Gilead, and Merck. Most of these drug candidates are either HCV NS3 protease inhibitors, inhibitors of the NS5A protein of HCV, or NS5B nucleotide analogs.

We are pursuing drug candidates that target two distinct HCV replication enzymes.  First, we are developing compounds that are potent inhibitors of the HCV RNA-dependent RNA polymerase, also known as NS5B polymerase, a replication enzyme that is essential to viral replication and is highly conserved across all HCV genotypes. These drug candidates are designed to provide benefits that surpass those of current therapies, including activity against multiple genotypes and naturally occurring drug-resistant mutants. We have a preclinical pipeline of two distinct series of non-nucleoside inhibitor (NNI) compounds in development that target the NS5B polymerase, which represent the potential for significant commercial opportunities.  Multiple development candidates in our pipeline show excellent pan-genotypic activity—against all seven major HCV genotypes—and exhibit favorable pharmacological properties.

We are also developing compounds that inhibit HCV helicase, also known as NS3 helicase, another enzyme that is essential for hepatitis C viral replication. These inhibitors specifically inhibit an essential step of HCV replication prior to the synthesis of new RNA strands by NS5B polymerase. We believe that no other company is currently developing hepatitis C treatments that target this enzyme. Therefore, our HCV helicase inhibitor will be the first in a new class of treatments for hepatitis C.

Our compounds that target HCV NS5B polymerase and NS3 helicase could be developed as a combination treatment. Such a combination treatment might have higher antiviral activity or a higher barrier to viral resistance than either treatment alone. We hypothesize that the coupled mechanisms of NS5B polymerase and NS3 helicase inhibitors would show a superior efficacy in HCV-infected patients.  We also plan to explore combination therapy approaches with other DAAs, including NS3 protease inhibitors, NS5A inhibitors, and NS5B Nucs.  These strategies could allow us to expand and broaden our clinical successes in HCV antiviral therapeutic area, and could also lead to high and fast cure rate, and to a better suppression of the emergence of drug resistance.

Regulatory filings (e.g. US Investigational New Drug application) to initiate clinical studies for hepatitis C are planned for December 2014.

Influenza:  A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness caused by either the influenza A or B virus that results in yearly outbreaks of disease during the winter months. The Centers for Disease Control estimates that influenza is linked to 49,000 deaths and 200,000 hospitalizations each year in the United States.  The worldwide market for antiviral drugs to treat influenza was $4.3 billion dollars in 2009 and is expected to grow to $10 billion dollars by 2015.

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of flu virus that are resistant to the approved treatments osteltamivir phosphate (Tamiflu®) and zanamavir (Relenza®) have appeared, and in some cases predominate. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to Tamiflu. These drugs target viral neuraminadase enzymes, which are not highly conserved between viral strains. In fact, different influenza virus strains such as H1N1 and H5N1 are named according to their respective differences in hemagglutinin (H) and neuraminidase (N). The ability of the influenza virus to produce viable variants of these two proteins is the key to its ability to develop resistance to these drugs.

We are developing drug candidates that are specifically designed to be effective against all strains of the influenza virus and to have a high barrier to resistance. Our drug candidates target an enzyme essential to viral replication, and should be effective against all forms of influenza, including avian influenza, an emerging public health concern in Asia.  Our compounds target the endonuclease enzyme of the influenza virus, an enzyme that is a part of the influenza virus replication complex, and is very highly conserved among all known viral strains. The influenza replication complex consists of three different proteins, PA, PB1, and PB2.  We have developed X-ray quality influenza PA crystals, and have explored the active site of this enzyme and additional drug binding sites using high-resolution cocrystal structures.  Our structures show our endonuclease inhibitors bound, in some cases irreversibly, to the highly conserved active site.  These compounds inhibit the activity of the enzyme, and we believe they will be active against all strains of the influenza virus. The high degree of conservation of influenza endonuclease suggests that the virus is not likely to develop a viable resistant variant. In addition, by blocking viral replication, our compounds prevent the virus from generating new and potentially resistant variants.

A small number of antiviral product candidates that may be competitors for Cocrystal’s influenza program are in early stage development. One Nuc called favipiravir (Fujifilm Pharmaceuticals) is under development as an influenza treatment. It is currently in Phase 3 clinical studies.

Selection of a lead compound for clinical development is planned to occur by early 2015.   Regulatory filings (e.g. US Investigational New Drug application) to initiate clinical studies for influenza is planned for December 2015.

Rhinovirus (HRV):  Responsible for the common cold and can be a serious, life-threatening complication in patients with chronic obstructive pulmonary disease or asthma.

Human rhinovirus (HRV) is responsible for the common cold. HRV is the most commonly isolated virus from patients with mild upper respiratory tract illness. There are approximately 1 billion cases of the common cold annually in the US, and nearly 22 million school-loss days annually associated with the common cold. Also, HRV is a major cause of hospitalization for patients with underlying respiratory conditions such as chronic obstructive pulmonary disease (COPD), asthma, and cystic fibrosis.

The market opportunity for prescribed therapies in rhinovirus is the lack of an effective antiviral treatment for use in patients with underlying conditions such as COPD, asthma or cystic fibrosis. It is estimated that over 25% of all chronic obstructive pulmonary disease (COPD) and asthma exacerbations in the United States are due to respiratory infections with rhinovirus, costing more than $8.5 billion annually in emergency room visits, office visits and hospitalizations. To date no HRV antivirals of any kind have been approved. By developing a well-tolerated, orally available treatment Cocrystal aims to market the first effective antiviral treatment in this market. Very few companies are actively developing treatments for rhinovirus. The most notable potential competitors include CNTO3157 (Janssen Pharmaceuticals) and BTA798 (Biota Pharmaceuticals), both of which are currently in early phase clinical studies.

Due to the large number of types of rhinovirus, no vaccine or treatment is currently available, although there are some antiviral therapies in development.  Cocrystal is developing compounds that are specifically designed to be effective against all rhinovirus serotypes and to have a high barrier to resistance. Our compounds target the RNA-dependent RNA polymerase (RdRp) of HRV, a replication enzyme that is highly conserved across all rhinovirus serotypes. Using high quality HRV polymerase crystals, we have initiated fragment-based screening and development of structure-based inhibitors.  We have also designed a novel linker chemistry strategy for the discovery of inhibitors bound to the highly conserved sites of HRV polymerase. This approach enables us to develop highly potent and pan viral anti-HRV inhibitors, designed for activity against all known rhinovirus variants.

Selection of a lead compound for clinical development is planned to occur by the end of 2015. Regulatory filings (e.g. US Investigational New Drug application) to initiate clinical studies for HRV are planned for December 2016.

Dengue Fever:  An emerging worldwide public health problem that can cause serious illness and death.

Dengue hemorrhagic fever, also known as "breakbone fever" is a serious emerging public health threat worldwide. Currently, there is no antiviral drug or vaccine available for Dengue, which is transmitted by a species of mosquito.

Approximately 2.5-3.5 billion of the world's population are at risk of contracting the dengue virus. Estimates of the number of new infections range from 50 to 230 million annually, and the annual global dengue burden was estimated to be $1.7 billion. Two to six percent of clinical cases develop dengue hemorrhagic fever or dengue shock syndrome, resulting in approximately 12,500 deaths each year around the world.

The symptoms of dengue fever are typically high fever, severe headache and severe pain in the eyes, muscle and bone. There is a direct correlation between high viral load and the development of the more severe, life-threatening form of the disease. Rapid diagnostic tests to identify the disease are available. Therefore, an effective treatment administered upon diagnosis could prevent the onset of severe symptoms. Despite the emerging threat of dengue fever virus, only one treatment (Celgosivir by Duke University) is currently in clinical development. However, many companies are actively developing vaccines for Dengue virus including Merck, GlaxoSmithKline, Inviragen and Genprobe.

Cocrystal is developing inhibitors of the replication enzyme of dengue fever virus, an RNA-dependent RNA polymerase. This enzyme is highly conserved across all dengue virus serotypes and is essential to viral replication. Therefore, we believe that an inhibitor of this enzyme is likely to forestall disease progression and to be effective against all four Dengue virus serotypes.  We have developed dengue virus polymerase crystals for fragment-based screening and cocrystallization campaign.  We are currently engaged in screening Cocrystal’s proprietary compound libraries.

Norovirus: A worldwide public health problem responsible for close to 90% of epidemic, non-bacterial outbreaks of gastroenteritis around the world.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis including nausea, vomiting, stomach pain and diarrhea. Other symptoms include fatigue, fever and dehydration. Noroviruses are a major cause of gastrointestinal illness in closed and crowded environments, having become notorious for its common occurrence in hospitals, nursing homes, child care facilities, and cruise ships. In the United States alone, noroviruses are the most common cause of acute gastroenteritis, and are estimated to cause 21 million illnesses each year and contribute to 70,000 hospitalizations and 800 deaths.  Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world.  In the US, approximately 20 million people are infected each year resulting in up to 70,000 hospitalizations and 1,000 deaths. There is currently neither an effective treatment nor an effective vaccine for norovirus, and the ability to curtail outbreaks is limited.  Few, if any companies are developing antiviral treatments for the disease. However, three candidate vaccines are currently in early stages of clinical testing by GlaxoSmithKline, Ligocyte and Takeda Pharmaceuticals.

By targeting viral replication enzymes, we believe it is possible to develop an effective treatment for all types of norovirus.  Also, because of the significant unmet medical need and the severity of norovirus infection, new antiviral therapeutic approaches may warrant an accelerated path to market.  Our norovirus program is at early discovery stage.  Cocrystal is developing inhibitors of the RNA-dependent RNA polymerase of norovirus. Similar to the dengue virus, human rhinovirus, and hepatitis C virus polymerases, this enzyme is essential to viral replication and is highly conserved between all noroviral subtypes. Therefore, an inhibitor of this enzyme might be an effective treatment or short-term preventative agent (when administered during a cruise or hospital stay, for example). We have developed X-ray quality norovirus polymerase crystals.  We are implementing the platform and approaches that have proved successful in our other antiviral programs.  Our norovirus program is focused on developing novel product candidates that can offer a new and more effective therapy.

Over the last two fiscal years, Cocrystal Discovery has spent approximately $8.5 million on research and development activities.

Intellectual Property

Our success depends, in part, upon our ability to protect our core technology. To establish and protect our proprietary rights, we rely on a combination of patents, patent applications, trademarks, copyrights, trade secrets and know-how, license agreements, confidentiality procedures, non-disclosure agreements with third parties, employee disclosure and invention assignment agreements, and other contractual rights.

As of December 31, 2013 our patent portfolio consisted of one pending United States patent application, with counterpart applications pending in the European Patent Office and the Intellectual Property Office of the Republic of China (Taiwan), and one international patent application filed under the Patent Cooperation Treaty (PCT) of the World Intellectual Property Organization (WIPO). All of these applications relate to our NS5B inhibitors program.

The term of individual patents depends upon the countries in which they are granted. In most countries, the patent term is 20 years from the earliest claimed filing date. In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent.  Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term extension of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review.  Similar patent term extensions are available in some other countries (where they may be termed supplementary protection certificates or SPCs).

Collaborations

In 2011, Cocrystal Discovery entered into collaborative research, option to license and stock purchase agreements with Teva Pharmaceutical Industries, Ltd., or Teva, under which Teva bought stock in Cocrystal Discovery, had a right to buy additional stock in Cocrystal Discovery to provide funding for ongoing research and received an option to take an exclusive license to any product candidate developed.

Under the research program, Cocrystal Discovery has been developing product candidates that target the HCV polymerase for the treatment of hepatitis C.  Teva continues to have an option to provide additional research funding for HCV polymerase in exchange for Cocrystal Discovery stock, and an option to receive an exclusive license to a HCV polymerase product candidate, including related intellectual property rights.  If Teva does not provide the additional funding, all rights will revert to Cocrystal Discovery.

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products.  We know of several companies that have marketed or are developing products for the treatment of hepatitis C, including Gilead Sciences, Inc., Vertex Pharmaceuticals, Merck, Janssen, Achillion, Bristol-Myers Squibb and Abbvie. These and other companies developing products for the other viral diseases that are of interest to us have substantially greater financial resources, expertise and capabilities than we do.

Government Regulation

Government authorities extensively regulate the research, development, testing, manufacturing and commercialization of drug products. Any product candidates we develop must be approved by the FDA before they may be legally marketed in the U.S., and by the appropriate foreign regulatory agencies before they may be legally marketed in other countries.  The clinical testing of product candidates to establish their safety and efficacy in humans is subject to substantial statutory and regulatory requirements with which we must comply.

Research and Development Expenses

Manufacturing

Since we do not have a product candidate in clinical testing yet, we do not own or operate, and have no plans to establish, any manufacturing facilities.  For clinical testing, we may contract with other companies to provide manufacturing services for the product candidate.

Employees

We employ 14 full-time employees.  Of these full-time employees, 13 are engaged in research and development activities.

Corporate and Legacy Business

Our Legacy Business

Prior to the merger with Cocrystal Discovery on January 2, 2014, we were primarily engaged in the business of developing and manufacturing over-the-counter drug products (“OTC”) and cosmetic and beauty products for third parties.  In addition, Cocrystal marketed two lines of proprietary skin care products.  All of these assets were sold to MusclePharm as part of the January 2, 2014 Asset Purchase Agreement.  More than 95% of our annual revenue for the years ended December 31, 2013 and 2012 related to our OTC drug products and cosmetic and beauty manufacturing business.  During the two years ended December 31, 2013 and 2012, 97% and 94% of our revenues were generated by the contract manufacturing business of our wholly-owned subsidiary, Biozone Laboratories, Inc. (“Biozone Labs”).  When we sold our assets to MusclePharm, we did not sell our corporate subsidiaries, including Biozone Labs. The shares of MusclePharm common stock we acquired when we sold our assets to MusclePharm are primarily owned by Biozone Labs, with a small portion beneficially owned by another inactive wholly-owned subsidiary, Baker Cummins Corp.

We also owned a 45% interest in BetaZone Laboratories, LLC (“BetaZone”), which was engaged in the sale and license of pharmaceutical and cosmetic products in Latin America. We received no material royalties from BetaZone, which had licensed our proprietary technology. This technology was also sold to MusclePharm.

We were incorporated as a Nevada corporation on December 4, 2006, and in March, 2014, we re-incorporated in Delaware.  At the time of our incorporation in 2006, our corporate name was International Surf Resorts Inc. We changed our name to Biozone Pharmaceuticals, Inc. on March 1, 2011. We acquired Biozone Labs and our other subsidiaries on June 30, 2011. Prior to that time, we were an Internet-based provider of international surf resorts, camps and guided surf tours.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

We are operating facilities in Bothell, WA and Mt. View, CA. In addition, we are responsible for a lease of laboratory space in Princeton, NJ.

In January 2014, Cocrystal Discovery renewed its lease for approximately 9,400 square feet of office and laboratory space in Bothell, Washington.  The lease expires on February 1, 2017 and provides for annual rents of approximately $139,000.

In December 2013, Cocrystal Discovery amended its lease for 2,060 square feet of laboratory space in Mountain View, California.  The lease was extended for six months, through June 30, 2014.  Rent expense is $8,815 per month.

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey to conduct research and development activities related to our legacy business. The lease expires on July 20, 2016. Rent expense is $8,065 per month.  We sublet this space on a month-to-month basis at the same rental expense.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available if needed for future work.

Item 3.  Legal Proceedings

Not applicable.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “BZNE” since March 7, 2011. We have applied to change our trading symbol following our change of name. The following table sets forth the high and low prices as reported on the OTC Bulletin Board for the prior two fiscal years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of February 24, 2014, there were approximately 240 holders of record of our common stock.

	High	Low
Fiscal year ended December 31, 2012
January 1, 2012 through March 31, 2012	$3.69	$1.60
April 1, 2012 through June 30, 2012	$4.00	$1.04
July 1, 2012 through September 30, 2012	$4.00	$0.51
October 1, 2012 through December 31, 2012	$3.46	$0.51

Fiscal year ended December 31, 2013
January 1, 2013 through March 31, 2013	$3.75	$1.01
April 1, 2013 through June 30, 2013	$1.05	$0.21
July 1, 2013 through September 30, 2013	$0.85	$0.16
October 1, 2013 through December 31, 2013	$0.97	$0.23

The last reported sales price of our Common stock on the OTC Bulletin Board on March 24, 2014 was $0.58 per share.

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

Securities Authorized for Issuance under Equity Compensation Plans

 In connection with our merger with Cocrystal, we assumed the Cocrystal Discovery, Inc, 2007 Equity Incentive Plan, as amended (the “Plan”).  See Item 11, “Executive Compensation” for information concerning the Plan.

Recent Sales of Unregistered Securities

In addition to those unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, we have issued common stock without registration under the Securities Act of 1933 (the “Securities Act”) as described below.  Unless state otherwise, all securities reported below are shares of common stock.

Name or Class of Investor	Date Issued	Number of Shares	Reason for Issuance
Employee (1)	January 2, 2014	69,918	Compensation
Note Holders (2)	January 15, 2014	1,898,012 to five note holders	Conversion of note

(1)	Exempt under Section 4(a)(2) of the Securities Act on the grounds that the employee was an executive officer of Cocrystal and acquired the shares for investment.
(2)	Exempt under Section 3(a)(9) of the Securities Act.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the information described under the caption Risk Factors and at the conclusion of this Item 7.

Company Overview

Effective January 2, 2014, BioZone Pharmaceuticals, Inc., Biozone Acquisitions Co., Inc., a wholly-owned subsidiary of BioZone (the “Merger Sub”), and Cocrystal Discovery, Inc. entered into and closed an Agreement and Plan of Merger.  Pursuant to the Merger Agreement, Merger Sub merged with and into Cocrystal Discovery, with Cocrystal Discovery continuing as the surviving corporation and a wholly-owned subsidiary of Cocrystal.

In connection with the Merger Agreement, Cocrystal issued to Cocrystal Discovery security holders 1,000,000 shares of Cocrystal’s Series B Convertible Preferred Stock.  The Series B shares: (i) automatically convert into shares of Cocrystal’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that Cocrystal has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of Cocrystal and vote on an as converted basis and (iii) have a nominal liquidation preference.  Additionally, Cocrystal assumed all of the outstanding stock options under the Cocrystal Discovery 2007 Equity Incentive Plan.  A total of 4,402,899 options were assumed and 4,227,618 are presently outstanding.

The Merger is being treated as a reverse merger and recapitalization effected by a share exchange for financial accounting and reporting purposes, since substantially all of BioZone’s operating assets were disposed of in exchange for 1,200,000 shares of MusclePharm common stock immediately prior to the consummation of the Merger as reported on a Form 8-K filed by BioZone on January 8, 2014.  Cocrystal Discovery is treated as the accounting acquirer as its shareholders control Cocrystal after the Merger, even though Cocrystal is the legal parent.   As a result, the assets and liabilities and the historical operations that will be reflected in Cocrystal’s future financial statements with the Securities and Exchange Commission will be those of Cocrystal Discovery as if Cocrystal Discovery had always been the reporting company and, on the Merger date, changed its name and reorganized its capital stock.

Plan of Operation

The financial statements contained in this Report are those of Cocrystal’s legacy business as of December 31, 2013 and 2012.  Accordingly, we do not discuss the results of operation or the cash flows since they are not material to Cocrystal, its future operations, cash flow or financial condition.

Recent Successes

Cocrystal Discovery has developed novel pan-genotypic lead molecules targeting HCV NS5B polymerase and NS3 helicase using our proprietary Cocrystal technology.

NS5B Polymerase – The majority of NNI molecules in clinical development, such as those advanced by AbbVie, Gilead, Bristol Myers Squibb, and Vertex, have shown a low barrier to resistance and narrow genotype coverage (i.e., may be suitable for treating only genotype 1 patients).  We believe that our HCV lead molecules could be the best-in-class NNI in terms of genotype coverage and drug resistance.  Also, we have demonstrated that our NS5B NNI inhibitors block an initiation step of HCV replication.  This mechanism of action is unique compared to other NS5B inhibitors, such as Gilead’s sofosbuvir, approved by FDA in December 2013, which acts as a chain terminator.  We believe that the mechanism of our NS5B NNI molecules could demonstrate superior efficacy and be ideal combination therapy candidates with other HCV Direct Acting Antiviral (DAA) agents.

NS3 Helicase – We are also applying our drug discovery approach in our program targeting another HCV replication enzyme, NS3 helicase.  Our pan-genotypic NS3 helicase lead compound is a first-in-class molecule, and we believe that drugs targeting this enzyme have the potential to define a novel treatment paradigm for HCV patients.

Growth Strategy

Our strategy is to develop and commercialize novel broad spectrum antiviral agents by executing creative partnership and development strategies that will allow these products to come into the market faster and be utilized by the widest patient populations.

Focused discovery research – We will continue focusing on identifying novel drug targets and developing our proprietary drug discovery technologies.  Most established pharmaceutical companies use high-throughput screening for identifying good hits, and then carry out chemistry-driven lead discovery and optimization.  This approach often requires a lengthy development timeline and considerable resources.  As demonstrated in our HCV programs, our technology enables us to identify and evaluate the most attractive enzyme drug-binding pockets suitable for broad spectrum or pan-genotypic inhibitor development.  Upon completion of structural analysis, we execute structure-guided chemistry.  We believe our approach combined with the focus on viral replication enzyme targets will accelerate our pipeline.  .

Potential for combination therapies – We believe that combining two or more antiviral agents, particularly directed against different HCV targets, could lead to more potent inhibition of viral replication and to better suppression of the emergence of drug resistance compared to the use of single agents.  We plan to explore combination therapy approaches with other HCV DAAs, including NS3 protease inhibitors, NS5A inhibitors, and NS5B Nucs.

Cultivating strong partnerships – We will develop relationships with large multinational pharmaceutical companies to promote clinical development.  This approach will enable us to focus our efforts on the discovery and early development of select compounds, while our collaborations with larger companies would fund the costly clinical trials and enable preparation for commercialization.

Critical Accounting Policies and Estimates

The following policies and estimates apply to the legacy Biozone Pharmaceuticals business and to the audit report attached.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2013:

Estimated dividends:	None
Expected volatility:	184%
Risk-free interest rate:	0.83%
Expected term:	3.25 – 10 years

Liquidity

With the sale of its interests in BioZone Laboratories, Inc., we presently do not have any regularly recurring revenue.

Cocrystal believes that its cash and cash equivalents of $2.9 million as of March 20, 2014, and the assets acquired in a merger in early 2014, including common stock of a publicly traded company, will be sufficient to allow Cocrystal to fund its current operating plan for at least the next 12 months. A portion of the MusclePharm common stock (600,000 shares) is being held in escrow to satisfy any breaches of representations under the Asset Purchase Agreement.  As Cocrystal continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support Cocrystal’s cost structure. Cocrystal may never achieve profitability, and unless and until it does, Cocrystal will continue to need to raise additional capital. Over the next 12 months ending March 31, 2015, we estimate negative cash flow of approximately $7 million.  Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition we may, if appropriate or necessary sell investment stock currently held. There can be no assurances, however, that additional funding will be available on terms acceptable to Cocrystal, or at all.

Related Party Transactions

Not applicable.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements including statements regarding our future business development, regulatory compliance, generation of revenues, our liquidity, expectations from proposed capital raises, and the issues relating to the potential claims relating to our former Pittsburg, California lease and the related bank loan guarantee.

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC

Risk Factors

You should consider carefully the following risk factors, together with all of the other information included or incorporated in this Annual Report. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, and adversely affect the value of an investment in our common stock. There may be additional risks that we do not know of or that we believe are immaterial that could also impair our business and financial position.

RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES

Because the approach we are taking to discover and develop drugs is novel, it may never lead to marketable products.

We are concentrating our antiviral therapeutic product research and development efforts using Cocrystal's proprietary technology, and our future success depends on the continued successful development of this technology and the products derived from it.  We have no products or product candidates.  The scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on our approach is limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not become profitable and the value of our stock may decline.

Further, our focus on Cocrystal's technology for developing drugs, as opposed to relying entirely on more standard technologies for drug development, increases the risks associated with the ownership of our stock. If we are unsuccessful in developing any product candidates using Cocrystal's technology, we may be required to change the scope and direction of our product development activities. We may not identify and implement successfully an alternative product development strategy.

We may not succeed in our efforts to identify or discover potential product candidates.

The success of our business depends primarily upon our ability to identify, develop and commercialize antiviral drug products. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for several reasons, including:

•	our research methodology or that of our partners may be unsuccessful in identifying potential product candidates;

•	potential product candidates may have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; and

•	we or our partners may change their development profiles for potential product candidates or abandon a therapeutic area.

Such events may force us to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

We may be unable to successfully complete preclinical testing and clinical trials of our product candidates or experience significant delays in doing so.

We intend to invest a significant portion of our efforts and financial resources in the identification and preclinical development of product candidates that target viral replication enzymes. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

The commercial success of our product candidates will depend on several factors, including:

•	successful completion of preclinical studies and clinical trials;

•	receipt of marketing approvals from regulatory authorities;

•	obtaining and maintaining patent and trade secret protection for product candidates;

•	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

•	commercializing our products, if and when approved, whether alone or in collaboration with others.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete development of, or to successfully commercialize, our product candidates, which would materially harm our business.

We may be unable to to demonstrate safety and efficacy of our product candidates to the satisfaction of regulatory authorities or we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our partners must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Events that may cause a delay or unsuccessful completion of clinical development include:

•	delays in agreeing with the FDA or other regulatory authorities on final clinical trial design;

•	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

•	delays in agreeing on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

•	delays in obtaining required institutional review board approval at each clinical trial site;

•	delays in recruiting suitable patients to participate in a trial;

•	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

•	delays in having patients complete participation in a trial or return for post-treatment follow-up;

•	delays caused by patients dropping out of a trial due to product side effects or disease progression;

•	clinical sites dropping out of a trial to the detriment of enrollment;

•	time required to add new clinical sites; or

•	delays by our contract manufacturers in producing and delivering sufficient supply of clinical trial materials.

If we or our partners must conduct additional clinical trials or other testing of any product candidates beyond those that are contemplated, or are unable to successfully complete clinical trials or other testing of any the product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our partners may:

•	be delayed in obtaining marketing approval for our product candidates;

•	not obtain marketing approval at all;

•	obtain approval for indications or patient populations not as broad as intended or desired;

•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

•	be subject to additional post-marketing testing requirements; or

•	remove the product from the market after obtaining marketing approval.

Our product development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule if at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development, whether independently or with our partners, could cause additional costs to us or impair our ability to generate revenues from our product candidates, including product sales, milestone payments, profit sharing or royalties.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events, or AEs, that may be observed during clinical trials of our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval.

If AEs are observed in any clinical trials of our product candidates, including those our partners may develop under our alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including:

•	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

•	we may be required to add labeling statements, such as warnings or contraindications;

•	we may be required to change the way the product is administered or conduct additional clinical trials;

•	we could be sued and held liable for harm caused to patients; and

•	our reputation may suffer.

These events could prevent us or our partners from achieving or maintaining market acceptance of the affected product and could substantially increase the costs of commercializing our products and impair our ability to generate revenues from the commercialization of these products either by us or by our partners.

Even if we complete the necessary preclinical studies and clinical trials, we cannot predict whether or when we will obtain regulatory approval to commercialize a product candidate and we cannot, therefore, predict the timing of any revenue from a product.

Neither we nor any partners we may have can commercialize a product until the appropriate regulatory authorities, such as the FDA, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or foreign regulatory authority recommends restrictions on approval or recommends non-approval.

Even if we obtain regulatory approval for a product candidate, we will still face extensive regulatory requirements and the approved product may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved a New Drug Application, or NDA, must monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws, and are subject to FDA review.

Drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices, or cGMP, and adherence to commitments made in the NDA. If we or a regulatory agency discover previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

If we or our partners fail to comply with regulatory requirements following approval of our product candidates, a regulatory agency may:

•	issue a warning letter asserting we are in violation of the law;

•	seek an injunction or impose civil or criminal penalties or monetary fines;

•	suspend or withdraw regulatory approval;

•	suspend any ongoing clinical trials;

•	refuse to approve a pending NDA or supplements to an NDA submitted by us;

•	seize product; or

•	refuse to allow us to enter into supply contracts, including government contracts.

Our defense of any government investigation of alleged violations of law, or any lawsuit alleging such violations, could require us to expend significant time and resources in response and could generate negative publicity. The occurrence of any event or penalty described above may prevent or inhibit our ability to commercialize our products and generate revenues.

We may not succeed in obtaining or maintaining necessary rights to drug compounds and processes for our development pipeline through acquisitions and in-licenses.

We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and several more established companies are also pursuing strategies to license or acquire third-party intellectual property rights we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

Companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition and prospects for growth could suffer.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Our operations involve using hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. If contamination occurs or injury results from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

Although workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against potential liabilities. We may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may cause substantial fines, penalties or other sanctions.

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act, or AWA, is the federal law that covers the treatment of certain animals used in research.  The AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions.  Third parties with whom we contract are subject to registration, inspections and reporting requirements.  Some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals.  If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Our clinical trials will involve people, and we and third parties with whom we contract also do research involving animals.  Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology.  In addition, animal rights activists could protest or make threats against our facilities, which may cause property damage and delay our research.  Ethical and other concerns about our methods, such as our use of human subjects in clinical trials or our use of animal testing, could adversely affect our market acceptance.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain approvals for marketing our product candidates, including approval by the FDA.

Our efforts to develop our product candidates are at an early stage.  We may be unable to progress our product candidates undergoing preclinical testing into clinical trials.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials.  The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval.  We cannot guarantee that our clinical trials will succeed.

We have not obtained marketing approval or commercialized any of our product candidates.  We may not successfully design or implement clinical trials required for marketing approval to market our product candidates. If we are unsuccessful in conducting and managing our preclinical development activities or clinical trials or obtaining marketing approvals, we might not be able to commercialize our product candidates, or might be significantly delayed in doing so, which will materially harm our business.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have a limited operating history, have incurred significant losses since our inception and anticipate that we will continue to incur significant losses for the foreseeable future.

We are a preclinical-stage, biopharmaceutical discovery and development company, formed in 2007, with a limited operating history. Since inception of Cocrystal Discovery, our operations have been limited to organizing and staffing the Company, acquiring and developing intellectual property rights, developing our technology platform, undertaking basic research on viral replication enzyme targets and conducting preclinical studies for our initial programs. We have not yet initiated a clinical trial or obtained regulatory approval for any product candidates. Any predictions about our future success or viability, or any evaluation of our business and prospects, may not be accurate.

Cocrystal Discovery has incurred losses in each year since our inception in September 2007. Our net losses were $3.9 million and $0.9 million for the years ended December 31, 2013, 2012 respectively. As of December 31, 2013, we had an accumulated deficit of $12.3 million.

We have devoted most of our financial resources to research and development. We have financed our operations primarily through the sale of equity securities. We entered into a strategic alliance with Teva Pharmaceutical Industries Limited, or Teva, relating to a hepatitis C polymerase target for treatment of hepatitis C. Teva has an option to fund our ongoing research related to the target and obtain an exclusive worldwide license for the development, manufacture and commercialization of a product candidate selected from our hepatitis C polymerase program. If Teva exercises its option to obtain a license to develop, manufacture and commercialize the product candidate, it will assume responsibility for funding and conducting further clinical development and commercialization activities for the product candidate. However, if Teva does not exercise its option for an exclusive license, we will have all rights to the program, but we will be responsible for funding further development of the product candidate and any other candidates, and we may not have the resources to do so unless we can enter into another strategic alliance for these product candidates. The results of our operations will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We have only recently initiated preclinical development of a product candidate and it will be several years, if ever, before we have a product candidate ready for commercialization. Even if we or our present or future partners successfully obtain regulatory approval to market a product candidate, our revenues will also depend upon the size of any markets in which our product candidates have received market approval, and our ability to achieve sufficient market acceptance and adequate market share for our products.

We expect to continue to incur significant expenses and increasing operating losses for the foreseeable future. The results of our operations may fluctuate significantly from quarter to quarter. We anticipate our expenses will increase substantially if and as we continue our research and preclinical development of our product candidates, both independently and under any strategic alliance agreements; seek to identify additional drug targets and product candidates; acquire or in-license other products and technologies; initiate clinical trials for our product candidates; seek marketing approvals for our product candidates that successfully complete clinical trials; ultimately establish a sales, marketing and distribution infrastructure to commercialize any products for which we may obtain marketing approval; maintain, expand and protect our intellectual property portfolio; hire additional clinical, quality control and scientific personnel; and create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

We have not generated any revenue from any product sales and may never be profitable.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize product candidates. Our ability to generate future revenues, if any, from product sales depends heavily on our success in many areas, including:

•	identifying and validating new therapeutic strategies;

•	completing our research and preclinical development of product candidates;

•	initiating and completing clinical trials for product candidates;

•	seeking and obtaining marketing approvals for product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•
launching and commercializing product candidates for which we obtain marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

•	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

•	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we cannot predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by the FDA or foreign regulatory agencies to perform unanticipated studies and trials.

Even if one or more product candidates we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Even if we can generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

We may need to raise additional capital, which may not be available on acceptable terms, or at all.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is expensive. We expect our research and development expenses to substantially increase as we advance our product candidates toward clinical programs. We will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all.

As we move lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, required to file an Investigational New Drug application, or IND, or its equivalent in foreign countries, and as we conduct clinical development of product candidates, we may have adverse results that may cause us to consume additional capital. Our partners may not elect to pursue the development and commercialization of our product candidates subject to our respective agreements with them. These events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we initiate clinical trials for new product candidates other than programs currently partnered. We will require additional capital to obtain regulatory approval for, and to commercialize, product candidates. Raising funds in the current or future economic environment, when the capital markets have been affected by the global recession, may present additional challenges.

If we must secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we cannot raise additional capital when required or on acceptable terms, we may be required to:

•	significantly delay, scale back or discontinue the development or commercialization of any product candidates;

•	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available; or

•	relinquish or license on unfavorable terms, our rights to technologies or any product candidates we otherwise would seek to develop or commercialize ourselves.

If we must conduct additional fundraising activities and are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We may use strategic alliances for the development and eventual commercialization of certain product candidates. If these strategic alliances are unsuccessful or are terminated, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

We are likely to use third party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain of our product candidates. These strategic alliances will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

•	a partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

•	a partner may cease development in therapeutic areas which are the subject of our strategic alliances;

•	a partner may change the success criteria for a program or product candidate delaying or ceasing development of such program or candidate;

•	a significant delay in initiation of certain development activities by a partner could also delay payment of milestones tied to such activities, impacting our ability to fund our own activities;

•	a partner could develop a product that competes, either directly or indirectly, with an alliance product;

•	a partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

•	a partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

•	a partner may exercise its rights under the agreement to terminate a strategic alliance;

•
a dispute may arise between us and a partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

•
a partner may use our proprietary information or intellectual property to invite litigation from a third party or fail to maintain or prosecute intellectual property rights possibly jeopardizing our rights in such property.

Teva may terminate its agreements with us under certain conditions.  Depending on the timing of any such termination, we may not be entitled to receive the option exercise fees or milestone payments, as these payments terminate with termination of the respective program or agreement.

Termination of strategic alliance with Teva or another partner may require us to seek out and establish alternative strategic alliances with third-party partners; this may not be possible, or we may not be able to do so on terms acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.

Such events would likely have a material adverse effect on our results of operations and financial condition.

We expect to rely on third parties to conduct some aspects of our compound formulation, research and preclinical testing, and those third parties may not perform satisfactorily.

We do not expect to independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing.

These third parties may terminate their engagements. If we need to enter into alternative arrangements, it would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For product candidates we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling preclinical studies and clinical trials are conducted under the respective study plans and trial protocols.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies under regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary preclinical studies to enable us or our partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

We intend to rely on third-party manufacturers to produce our preclinical supplies, and we intend to rely on third parties to produce clinical supplies of any product candidates we advance into clinical trials and commercial supplies of any approved product candidates.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

•	the inability to meet any product specifications and quality requirements consistently;

•	a delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	a failure to comply with cGMP and similar foreign standards;

•	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or that is costly or damaging to us;

•
the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

•	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

•	carrier disruptions or increased costs beyond our control; and

•	failing to deliver products under specified storage conditions and in a timely manner.

These events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for FDA action, including injunction, recall, seizure or total or partial suspension of production.

We expect to rely on limited sources of supply for the drug substance and drug product of product candidates, and any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance, and the drug product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes must be qualified by the FDA or foreign regulatory authorities prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through an NDA or marketing authorization supplement, which could cause further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production. Switching vendors may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of drug substance or drug product on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Manufacturing issues may arise that could increase product and regulatory approval costs or delay commercialization.

As we scale up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We may identify significant impurities or stability problems, which could cause increased scrutiny by regulatory agencies, delays in clinical programs and regulatory approval, increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

We expect to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We expect to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we and our partners will have limited influence over their actual performance. Nevertheless, we or our partners will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol, and all legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, our partners and our CROs must comply with current Good Clinical Practices, or cGCPs, as defined by the FDA and the International Conference on Harmonization, for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. If our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, fail to recruit properly qualified patients or fail to properly record or maintain patient data, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

Our CROs will not be our employees, and we cannot control whether they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to failing to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not obtain regulatory approval for, or successfully commercialize our product candidates. Our financial results and the commercial prospects for such products and any product candidates we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

We also expect to rely on other third parties to store and distribute drug products for any clinical trials we may conduct. Any performance failure by our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we cannot obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our future products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications we own or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found; such prior art can invalidate a patent or prevent a patent from issuing based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

If the patent applications we hold or have in-licensed regarding our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize products. We cannot offer any assurances about which patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to file a patent application related to a product candidate. In certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. However the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the time during which we could market a product candidate under patent protection could be reduced.

Besides the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Although each of our employees agrees to assign their inventions to us through an employee inventions agreement, and all of our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed or our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. The FDA, as part of its Transparency Initiative, is considering whether to make additional information publicly available on a routine basis, including information we may consider to be trade secrets or other proprietary information, and it is not clear how the FDA’s disclosure policies may change, if at all.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

Third-party claims of intellectual property infringement may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, or U.S. PTO, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are pursuing product candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our product candidates may infringe. Third parties may obtain patents in the future and claim that use of our technologies infringes these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may need to obtain licenses to intellectual property rights from third parties.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales and other activities, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

We may be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe our patents or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications or those of our partners or licensors. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may cause substantial costs and distract our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our securities.

We may be subject to claims our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we succeed, litigation could cause substantial cost and be a distraction to our management and other employees.

RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES

If we or our partners cannot perform under our agreements, our potential to generate future revenue from our product development programs would be significantly reduced and our business would be materially and adversely harmed.

If Teva exercises its option to receive an exclusive license to our hepatitis C product candidate, we will have limited influence and/or control over Teva’s approaches to development and commercialization of the product. If our Teva collaboration terminates prior to Teva’s exercise of its option, or if Teva does not exercise its option prior to expiration, all rights revert to us and we can continue development at our own expense. Assuming sole responsibility for further development will increase our expenditures, and may mean we will need to limit the size and scope of one or more of our programs, seek additional funding and/or stop work altogether on one or more of the affected product candidates.

We face significant competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors may have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop.

All of our programs are in a preclinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

•	discover and develop therapeutics superior to other products in the market;

•	attract qualified scientific, product development and commercial personnel;

•	obtain patent and/or other proprietary protection for our technology platform and product candidates;

•	obtain required regulatory approvals; and

•	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapeutics.

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. We will not achieve our business plan if the acceptance of these products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

Established pharmaceutical companies may invest heavily to accelerate discovery and development of novel compounds or to in-license novel compounds that could make our product candidates less competitive. Any new product that competes with an approved product must typically demonstrate advantages, such as in efficacy, convenience, tolerability or safety, to overcome price competition and to succeed. Our competitors may obtain patent protection, receive approval by FDA and/or foreign regulatory authorities or discover, develop and commercialize product candidates before we do, which would have a material adverse impact on our business.

The commercial success of our product candidates will depend upon the acceptance of these product candidates by the medical community, including physicians, patients and healthcare payors.

The market acceptance of any product candidates will depend on several factors, including:

•	demonstration of clinical safety and efficacy compared to other products;

•	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

•	the prevalence and severity of any AEs;

•	limitations or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;

•	availability of alternative treatments;

•	pricing and cost-effectiveness;

•	the effectiveness of our or any collaborators’ sales and marketing strategies;

•	our ability to obtain hospital formulary approval; and

•	our ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues.

We do not have an organization for the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or arrange with third parties to perform these services.

Our current and future partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future strategic partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.

 If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

If we obtain approval to commercialize any approved products outside of the United States, a variety of risks associated with international operations could materially adversely affect our business.

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect we will be subject to additional risks related to entering into international business relationships, including:

•	different regulatory requirements for drug approvals in foreign countries;

•	reduced protection for intellectual property rights;

•	unexpected changes in tariffs, trade barriers and regulatory requirements;

•	economic weakness, including inflation, or political instability in foreign economies and markets;

•	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

•	foreign taxes, including withholding of payroll taxes;

•	foreign currency fluctuations, which could cause increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

•	workforce uncertainty in countries where labor unrest is endemic;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

•	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If coverage and adequate reimbursement are not available for our product candidates, it could make it difficult for us to sell products profitably.

Market acceptance and sales of any product candidates we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any product candidates. Also, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates we develop.

We cannot be certain if and when we will obtain formulary approval to allow us to sell any products we may develop and commercialize into our target markets. Obtaining formulary approval from hospitals and from payors can be an expensive and time-consuming process. Failure to obtain timely formulary approval will limit our commercial success.

 There have been numerous legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell products profitably. These legislative and/or regulatory changes may negatively impact the reimbursement for drug products, following approval. The availability of generic treatments may also substantially reduce reimbursement for our future products. The potential application of user fees to generic drug products may expedite approval of additional generic drug treatments. We expect to experience pricing pressures in connection with sale of any of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes. If we fail to successfully secure and maintain reimbursement coverage for our future products or are significantly delayed in doing so, we will have difficulty achieving market acceptance of our products and our business will be harmed.

In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. The European Union, or EU, provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of Cocrystal placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for our products. Historically, products launched in the EU do not follow price structures of the U.S. and tend to be priced significantly lower.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

Our future success depends on our ability to retain key executives and to attract, retain and motivate qualified personnel.

We depend on principal members of our executive and research teams, the loss of whose services may adversely impact the achievement of our objectives. While we have entered into employment agreements with our Chief Executive Officer and President, either of them could leave our employment as all of our employees are “at will” employees. Recruiting and retaining other qualified employees for our business, including scientific and technical personnel, will also be critical to our success. There is a shortage of skilled executives in our industry, which is likely to continue. Competition for skilled personnel is intense and the turnover rate can be high. We may not be able to attract and retain personnel on acceptable terms the competition among numerous pharmaceutical companies for individuals with similar skill sets. The inability to recruit or loss of the services of any executive or key employee might impede the progress of our research, development and commercialization objectives.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

We have 14 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete will depend, in part, on our ability to manage any future growth.

Our employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees could include intentional failures to comply with the regulations of the FDA and non-U.S. regulators, provide accurate information to the FDA and non-U.S. regulators, comply with healthcare fraud and abuse laws and regulations in the United States and abroad, report financial information or data accurately or disclose unauthorized activities to us. Sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, misconduct, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Employee misconduct could also involve the improper use of information obtained in during clinical trials, which could cause regulatory sanctions and cause serious harm to our reputation.

Any relationships with customers and third party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we obtain FDA approval for any of our product candidates and commercialize those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. We may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

•
the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

•
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payers that are false or fraudulent;

•
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

•
HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

•
state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to violate any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government healthcare programs, and curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our results of operations.

We face potential product liability, and, if successful claims are brought against us, we may incur substantial liability and costs.

Using our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Regardless of merit or eventual outcome, product liability claims may cause:

•	impairment of our business reputation;

•	withdrawal of clinical trial participants;

•	costs due to related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	the inability to commercialize our product candidates; and

•	decreased demand for our product candidates, if approved for commercial sale.

We do not have any product liability insurance coverage. We anticipate obtaining such insurance prior to the commencement of any clinical trials but any such insurance coverage we obtain may not reimburse us for all expenses or losses we may suffer. Insurance coverage is becoming increasingly expensive and we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If and when we obtain marketing approval for product candidates, we intend to expand our insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. Occasionally, large judgments have been awarded in class action lawsuits based on drugs that had unanticipated adverse effects. A successful product liability claim or series of claims brought against us could cause our stock price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business.

Business interruptions could delay us in developing our future products.

Our headquarters are in Bothell, Washington. We are vulnerable to natural disasters such as earthquakes, and other events that could disrupt our operations. We do not carry insurance for earthquakes or other natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may be highly volatile.

In 2013 the sales price for shares of our common stock as reported on the Over-the-Counter Bulletin Board, or OTCBB, ranged from $0.16 during the quarter ended September 30 to $3.75 during the quarter ended March 31.  More recently in 2014, our common stock price has been in the high $0.50s closing at $0.55 on March 24, 2014.

Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including:

•	adverse results or delays in preclinical testing or clinical trials;

•	inability to obtain additional funding;

•	any delay in filing an IND or NDA for any of our product candidates and any adverse development or perceived adverse development with respect to the FDA’s review of that IND or NDA;

•	failure to maintain our existing strategic alliances or enter into new alliances;

•	failure of our partners to elect to develop and commercialize product candidates under our alliance agreements or the termination of any programs under our alliance agreements;

•	failure by us or our licensors and partners to prosecute, maintain or enforce our intellectual property rights;

•	failure to successfully develop and commercialize our product candidates;

•	changes in laws or regulations applicable to our preclinical and clinical development activities, product candidates or future products;

•	inability to obtain adequate product supply for clinical trials for our product candidates or drug supply for marketed products or the inability to do so at acceptable prices;

•	adverse regulatory decisions;

•	introduction of new products, services or technologies by our competitors;

•	failure to meet or exceed financial projections we may provide to the public;

•	failure to meet or exceed the estimates and projections of the investment community;

•	the perception of the pharmaceutical industry by the public, legislatures, regulators and the investment community;

•	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us, our partners or our competitors;

•	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;

•	additions or departures of key scientific or management personnel;

•	significant lawsuits, including patent or stockholder litigation;

•	changes in the market valuations of similar companies;

•	sales of our common stock by us or our stockholders in the future;

•	trading volume of our common stock;

•	failure to meet our financial or milestone guidance;

•	announcement of a pending or completed acquisition or our failure to complete a proposed acquisition;

•	short selling activities; or

•	announcement of a change in the direction of our business.

Companies trading in the stock market in general, and the OTCBB in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters which require stockholder approval.

As of March 24, 2014, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 95.3% of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. These stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our stockholders.

Because of public company reporting requirements and our small size, our resources may be strained and management’s attention diverted.

As a public company, we have incurred, and will continue to incur, significant legal, accounting and other expenses we did not incur as a private company. The Sarbanes-Oxley Act, and rules subsequently implemented by the SEC have imposed various requirements on public companies. In July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot anticipate. Our management and other personnel will need to devote substantial time to these compliance initiatives. These rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain our current levels of such coverage.

Future sales and issuances of our common stock or rights to purchase common stock, including under our equity incentive plan, could cause additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that significant additional capital will be needed to continue our planned operations. To the extent we raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Under our 2007 Equity Incentive Plan, our management may grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2007 Plan is 17.4 million.

We could be subject to securities class action litigation.

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant stock price volatility in recent years. If we face such litigation, it could cause substantial costs and a diversion of management’s attention and resources, which could harm our business.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry forwards, or NOLs, and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the merger and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future because of subsequent shifts in our stock ownership. If we earn net taxable income, our ability to use our pre-change net operating loss carry forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

We do not intend to pay dividends on our common stock so any returns will be limited to the value of our stock.

We have never declared or paid any cash dividends on our common stock. We anticipate we will retain future earnings for the development, operation and expansion of our business and do not anticipate declaring or paying any cash dividends for the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock.

Provisions in our  certificate of incorporation, bylaws, and Delaware law, could make it more difficult for a third party to acquire us,  increase the cost of acquiring us, or remove our current management even if doing so would benefit our stockholders.

Our certificate of incorporation, bylaws and Delaware law could discourage an acquisition of us by others, even if an acquisition would be beneficial to our stockholders and may prevent attempts by our stockholders to replace or remove our current management. These provisions include:

•	authorizing the issuance of “blank check” preferred stock, the terms of which may be established and shares of which may be issued without stockholder approval;

•	limiting the ability of stockholders to call a special meeting of stockholders; and

•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted upon at stockholder meetings.

We are subject to Section 203 of the Delaware General Corporation Law, which generally prohibits a Delaware corporation from engaging in a broad range of business combinations with an interested stockholder for a period of three years following the date on which the stockholder became an interested stockholder, unless such transactions are approved by our board of directors. This provision could have the effect of delaying or preventing a change in control, whether or not it is desired by or beneficial to our stockholders. Further, other provisions of Delaware law may also discourage, delay or prevent someone from acquiring us or merging with us.

Because we are subject to the “penny stock” rules, brokers cannot solicit the purchase of our common stock, which adversely affects its liquidity and market price.

The SEC has adopted regulations, which define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the OTCBB has been substantially less than $5.00 per share and therefore we are considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. Without these conditions being met, brokers cannot solicit the purchase of our common stock.

Because we may not attract the attention of major brokerage firms, it could have a material impact upon the price of our common stock.

It is not likely that securities analysts of major brokerage firms will provide research coverage for our common stock since the firm itself cannot recommend the purchase of our common stock under the penny stock rules referenced in the previous risk factor.  The absence of such coverage limits the likelihood that an active market will develop for our common stock.  It may also make it more difficult for us to attract new investors when we acquire additional capital.

Because many of our outstanding shares are freely tradable, sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

As of March, 2014, we had approximately 120.5 million shares of common stock outstanding, all of which may be publicly sold under Rule 144 (subject in certain instances to the volume and other limits placed on our affiliates), except as provided in the next sentence. In 2013 and January 2014, we issued 59.3 shares of common stock which may be publicly sold under Rule 144 beginning in April and extending through July 2014. The Series B Preferred Stock issued in the Cocrystal Discovery merger may, once we increase our authorized common stock, be converted into common stock and publicly sold commencing July 2, 2014, although our officers, directors and other affiliates will be subject to Rule 144 limitations as described in the second paragraph below.

In general, Rule 144 provides that any non-affiliate of Cocrystal, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

 An affiliate of Cocrystal may sell after six months with the following restrictions:

(i)	we are current in our filings,

(ii)	certain manner of sale provisions, and

(iii)	filing of Form 144.

Because almost all of our outstanding shares are freely tradable and a number of shares held by our affiliates may be freely sold (subject to Rule 144 limitation), sales of these shares could cause the market price of our common stock to drop significantly, even if our business is performing well.

Because of outstanding preferred stock, options and warrants (as well as options available to be granted under our 2007 Equity Incentive Plan), the voting power of our outstanding common stock will be substantially diluted in the future.

In addition to the outstanding common stock described in the risk factor above, our Series B Preferred Stock converts into approximately 205 million shares and is entitled to vote on an as converted basis.  We also have outstanding stock options to purchase 35,975,210 shares (which includes the stock options we must issue to the Chief Executive Officer and President) and warrants to purchase 14,169,000 shares. If the holders of the stock options and warrants exercise their rights, it will materially dilute the voting power of our outstanding common stock.

We may issue preferred stock without the approval of our shareholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our Board may issue, without a vote of our shareholders, one or more additional series of preferred stock that have more than one vote per share. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

If we are required to pay a bank which lent money to a founder of Biozone Labs or indemnify MusclePharm, it will have a material adverse effect on our financial condition and results of operation.

When one of the founders of Biozone Labs financed the property from which its principal operations are conducted, which property is indirectly owned by the founder, Biozone Labs was required to guarantee the note and performance under the deed of trust securing repayment of the note (together with the founder, his wife and the other founder). As of December 31, 2013, the approximate principal sum due the bank under the note was $2.5 million, which we understand is well in excess of current fair market value of the real property security.

At about the time of our sale of our operating assets to MusclePharm, we gave notice of the assignment and requested that the founder/landlord approve the assignment.  The lease requires landlord approval, said approval not to be unreasonably denied.  The landlord/founder failed to respond to our request, but gave notice to the bank of the asset sale and assignment of the lease to MusclePharm. Prior notice and consent of a lease assignment or change of control is also required under the terms of the bank loan documents, although no notice was given when we acquired Biozone Labs in 2011.

The bank has retained counsel, accelerated the indebtedness, and demanded payment of the all principal, accrued interest, and a pre-payment penalty, all said amounts totaling approximately $2.63 million as of February 10, 2014. On February 26, 2014, the bank noticed and recorded a Notice of Default on the deed of trust securing the note, which is the first step for a lender to foreclose on real property security in California.  Under California law, and unless earlier resolved, the bank could conduct a foreclosure sale in late June 2014 and pursue the guarantors, including Biozone Labs, for any deficiency between the price obtained at the foreclosure sale and the full amount due under the note.

MusclePharm has advised us that it will guarantee this facility. MusclePharm has greater financial resources than we did before the asset sale to it.  We have offered to provide to the bank MusclePharm’s guarantee as a substitute or addition to Biozone Labs’ guarantee.  We are not certain whether the bank will accept the MusclePharm guarantee or if the bank will conduct its foreclosure and then file suit. Although our counsel has advised us that we have valid defenses if the bank files suit, we cannot assure you that we will be successful. Any litigation may also be costly to defend.

Very recently, the founder/landlord has provided a three day notice to vacate the property due to the change of control in violation of the lease. As indicated above, the landlord failed to either approve or reject the proposed assignment when requested last December, and provided no reasonable basis for refusing to approve the assignment.  Further, he has continued to cash the rent checks from MusclePharm (January through March), without objection or reservation of his rights. Only upon the bank’s default and acceleration did the landlord express any objection to the assignment.  Our counsel has advised us that in engaging in the foregoing conduct, the landlord waived its right to assert a default due to the change in control.  In the January 2, 2014 asset sale to MusclePharm, we agreed to indemnify MusclePharm for its expenses if it were evicted as the result of any action taken by the landlord in contrast to the bank. The costs of any move would be substantial. If the landlord seeks to evict Biozone Labs, we will vigorously defend the action to prevent Musclepharm’s eviction.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Biozone Pharmaceuticals, Inc.

We have audited the accompanying consolidated balance sheets of Biozone Pharmaceuticals, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in shareholders’ deficiency and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Biozone Pharmaceuticals, Inc. as of December 31, 2013and 2012 and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

/s/  Paritz & Company, P.A.

Hackensack, New Jersey
March 29, 2014

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012

ASSETS

Current assets:
Cash and cash equivalents	$589,471	$8,101
Assets of discontinued operations	5,866,798	6,661,399
Prepaid expenses and other current assets		17,714
Total current assets	6,456,269	6,687,214

Property and equipment, net		552,553

	-	552,553
Total Assets	$$6,456,269	$7,239,767

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

Current liabilities:
Accrued expenses and other current liabilities	76,994	468,913
Accrued interest	-	286,382
Convertible note payable	-	1,472,152
Deferred income tax	-	-
Derivative instruments	8,489,089	919,394
Liabilities of discontinued operations	3,916,368	7,673,251
Total current liabilities	12,482,451	10,820,092

Long Term Debt		-

Shareholders' equity
Common stock, $.001 par value, 200,000,000 shares authorized,113,938,679 and 63,142,969 shares issued and outstanding at December 31, 2013,and December 31,2012, respectively	113,939	63,143
Additional paid-in capital	27,609,859	10,484,611
Accumulated deficit	(33,749,980)	(14,128,079)

Total shareholders' equity	(6,026,182)	(3,580,325)

Total liabilities and shareholders' equity	$6,456,269	$7,239,767

BIOZONE PHARMACEUTICALS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2013	2012

Sales	$-	$-

Cost of sales	-

Gross profit	-	-

Operating Expenses:
General and adminstrative expenses	3,283,490	2,064,154
Research and development expenses	17,499	489,345
Total Operating Expenses	3,300,989	2,553,499

Income (Loss) from operations	(3,300,989)	(2,553,499)
Interest expense	(3,341,981)	(5,231,231)
change in fair market value of derivative liability	(4,526,688)	153,540
Loss on disposal of assets	(470,454)	-

Loss from continuing operations before provision for income taxes	(11,640,112)	(7,631,190)
Provision for income taxes	-	-

Loss from continuing operations	(11,640,112)	(7,631,190)
Loss from discontinued operations, net of taxes	(8,648,381)	(333,412)
Loss on sale of assets	666,592	-
Net loss	(19,621,901)	(7,964,602)

Deemed dividend on preferred stock	(4,136,003)	-

Net loss attributable to Biozone	$(23,757,904)	$(7,964,602)
Loss per common share - continuing operations	(0.22)	(0.12)
Loss per common share - discontinued operations	(0.11)	(0.01)
Loss per common share	$(0.33)	$(0.13)
Basic and diluted weighted average common share outstanding	72,500,136	61,631,047

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012

Cash flows from operating activities
Net loss from continuing operations	$(11,640,112)	(7,631,190)
Loss from discontinued operations	(7,981,789)	(333,412)

Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation & Amortization	138,655	138,589
Amortization of financing costs	-	36,304
Change in unrealized (gain)/loss on derivative instruments	4,526,688	(153,540)
Stock and warrant based compensation	9,336,184	120,000
Loss on disposal of assets	470,454	-
Non-cash interest expense	3,238,771	5,181,251

Changes in assets and liabilities:
Accrued expenses and other current liabilities	(167,612)	(80,695)
Net cash used in operating activities - continuing operations	(2,078,761)	(2,722,693)
Net cash used in operating activities - discontinued operations	(2,489,869)	1,133,862
	(4,568,630)	(1,588,831)

Cash flows from investing activities
Purchase of property and equipment	-	(152,132)
Net cash provided by (used in) investing activities	-	(152,132)

Cash flows from financing activities
Proceeds from convertible debt	2,100,000	3,750,000
Repayment of borrowings from noteholders	(1,400,000)	(2,650,000)
Payment of deferred financing costs	-	(36,304)
Proceeds from sale of common stock	950,000	650,000
Proceeds from sale of preferred shares	3,500,000
Advance from (payment to) shareholder	-
Net cash provided by financing activities	5,150,000	1,713,696

Effect of exchange rate changes on cash and cash equivalents

Net increase (decrease) in cash and cash equivalents	581,370	(27,267)

Cash and cash equivalents, beginning of period	8,101	35,368

Cash and cash equivalents, end of period	$589,471	8,101

Supplemental disclosures of cash flow information:
Interest paid	747,150	256,482
Debt discount from warrant liability	2,000,000	2,755,274
Deemed dividen on preferred stock	$4,136,003	$-

BIOZONE PHARMACEUTICAL, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN CAPITAL DEFICIENCY

	Common Stock
	Number of Shares	Amount	Additional paid in capital	Shareholder's defecit	Total

Balance as of December 31, 2011	55,181,166	$55,181	$3,339,171	$(6,163,477)	$(2,769,125)

Proceeds from sale of common stock	1,755,000	1,755	648,245		650,000

Shares issued upon cashless exercise of warrants	12,856,803	12,857	6,490,545		6,503,402

Cancellation of founders' shares	(6,650,000)	(6,650)	6,650		-

Net loss for the year				(7,964,602)	(7,964,602)

Balance at December 31, 2012	63,142,969	63,143	$10,484,611.00	$(14,128,079)	$(3,580,325)

Proceeds from sale of common stock	3,800,000	3,800	946,200		950,000

Shares issued for anti dilution protection	2,518,356	2,518	(2,518)		-

Warrant issued with sale of common stock			(456,501)		(456,501)

Shares issued to consultants	2,142,204	2,142	973,558		975,700

Shares issued for litigation settlements	5,186,986	5,187	3,540,296		3,545,483

Shares issued upon cashless exercise of warrants	29,069	29	82,784		82,813

Shares issued upon conversion of convertible notes	22,317,714	22,318	3,151,616		3,173,934

Shares issued for extinguishment of debt	7,801,381	7,802	5,396,813		5,404,615

Warrants issued with sale of preferred stock			2,141,003		2,141,003

Beneficial Conversion Feature of preferred stock			4,136,003		4,136,003

Shares issued upon conversion of convertible preferred stock	7,000,000	7,000	1,351,997		1,358,997

Deemed dividend on preferred stock			(4,136,003)		(4,136,003

Net loss for the year				$(19,621,901)	$(19,621,901)

Balance at December 31, 2013	113,938,679	113,939	$27,609,859	$(33,749,980)	$(6,026,182)

Notes to Consolidated Financial Statements

NOTE 1 – Business

BioZone Pharmaceuticals, Inc. (formerly, International Surf Resorts, Inc.; the “Company”, “we”, “our”) was incorporated under the laws of the State of Nevada on December 4, 2006. On March 1, 2011, we changed our name from International Surf Resorts, Inc. to BioZone Pharmaceuticals, Inc. On March 24, 2014 pursuant to shareholder approval, the Company converted from a Nevada corporation to a Delaware corporation.

On May 16, 2011, we entered into an Asset Purchase Agreement, dated as of that date, by and among the Company, Baker Cummins Corp., a wholly-owned subsidiary of the Company (“Baker Cummins”) and Aero Pharmaceuticals, Inc. (Aero”) pursuant to which the Company acquired substantially all of Aero’s assets and assumed all of its liabilities.  Aero markets and distributes a line of dermatological products under the trade name of Baker Cummins Dermatologicals.

On June 30, 2011, we acquired: (i) 100% of the outstanding common stock of BioZone Laboratories, Inc. (“BioZone Labs”) in exchange for 19,266,055 shares of our common stock; (ii) 100% of the outstanding membership interests of Equalan, LLC (“Equalan”) and Equachem, LLC (“Equachem”) in exchange for 1,027,523 and 385,321 shares of our common stock, respectively; and (iii) 45% of the outstanding membership interests of BetaZone Laboratories, LLC (“BetaZone”) in exchange for 321,101 shares of our common stock, for a total of 21 million shares. The acquired entities shared substantially common ownership prior to the foregoing acquisition. Since inception, BioZone Labs and its affiliates have been engaged primarily in the business of developing and manufacturing Over the Counter (“OTC”) drug products and cosmetic and beauty products on behalf of third parties.

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

On February 22, 2013 and March 7, 2013, we liquidated Equachem and Equalan, respectively, and transferred their activities to BioZone Labs in an effort to reduce selling and administrative expenses. In June 2013, the members of BetaZone, by unanimous written consent, adopted a plan of liquidation of BetaZone pursuant to which BetaZone’s assets were transferred to its members. BetaZone was liquidated in August 2013.

As further described in Note 3, on September 3, 2013, we entered into an Asset Purchase Agreement, dated as of that date, by and among the Company, BioZone Labs and Lautus Pharmaceuticals LLC, a New Jersey limited liability company (“Lautus”) pursuant to which Lautus purchased all of the Company’s assets related to the Glyderm brand of skin care products currently manufactured and sold by BioZone Labs. Specifically, we sold all of our interest in (A) the Glyderm trademark, the Glyderm patents, the Glyderm product formulations, the domain names, www.glydermonline.com and www.glydermskincare.com, and the Glyderm internet website; and (B) BioZone Labs’ entire inventory of Glyderm products held for resale.

As further described in Note 3, on November 12, 2013, we entered into an Asset Purchase Agreement, dated as of that date, by and among the Company, BioZone Labs, Baker Cummins, Brian Keller, MusclePharm Corporation (“Musclepharm”) and Biozone Laboratories, Inc. (“Acquisition Co.”) a newly formed subsidiary of Musclepharm, pursuant to which we agreed to sell to Acquisition Co. substantially all of the operating assets of Biozone Labs and Baker Cummins, including the QuSomes, HyperSorb and EquaSomes drug delivery technologies (excluding certain assets including cash on hand) for 1,200,000 shares of  Musclepharm’s common stock.  The sale of BioZone Labs and Baker Cummins occurred on January 2, 2014 and qualified as a discontinued operation of the Company. Accordingly, the Company has excluded results of BioZone Labs’ and Baker Cummins’ operations from its Consolidated Statements of Operations to present this business in discontinued operations.

As further described in Note 11, effective January 2, 2014, the Company, Biozone Acquisitions Co., Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”) and Cocrystal Discovery, Inc. (“Cocrystal”) entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”).  Pursuant to the Merger Agreement, Merger Sub merged with and into Cocrystal (the “Merger”) with Cocrystal continuing as the surviving corporation and a wholly-owned subsidiary of the Company. Cocrystal is a biotechnology company developing antiviral therapeutics for human diseases, including Hepatitis C virus, Influenza virus, Rhinovirus (common cold) Dengue Virus and Norovirus.

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

BetaZone is a significant unconsolidated subsidiary. We account for our investment in BetaZone using the equity method of accounting.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2013:

Estimated dividends:	None
Expected volatility:	184%
Risk-free interest rate:	0.83%
Expected term:	3.25 – 10 years

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

Advertising

Advertising and marketing expenses are charged to operations as incurred.

NOTE 3 - DISCONTINUED OPERATIONS:

Glyderm Skin Care

On September 3, 2013, we entered into an Asset Purchase Agreement, (the “APA”), by and among the Company, BioZone Laboratories, Inc., the Company’s wholly owned subsidiary (“BZL”) and Lautus Pharmaceuticals LLC, a New Jersey limited liability company (“Lautus” or the “Buyer”). (The Company and BZL are referred to herein as the “Sellers”).

Pursuant to the APA, the Buyer purchased from the Sellers certain assets relating to the Glyderm brand of skin care products currently manufactured and sold by BZL. Specifically, the Sellers sold all of their interests in (A) the Glyderm trademark, the Glyderm patents, the Glyderm product formulations, the domain names, www.glydermonline.com and www.glydermskincare.com, and the Glyderm internet website; and (B) the Sellers’ entire inventory of Glyderm products held for resale (the “Purchased Assets”).

The purchase price for the Purchased Assets is an aggregate amount equal to: (A) one million dollars ($1,000,000), payable as follows: (i) six hundred thousand dollars ($600,000) payable at the closing of the APA (the “Closing Date”), (ii) two hundred thousand dollars ($200,000) payable six (6) months after the Closing Date, and (iii) two hundred thousand dollars ($200,000) payable twelve (12) months after the Closing Date; plus (B) the purchase price for the inventory, calculated based on the amount of units of Glyderm products purchased on the Closing Date at the price per unit that BZL charges its non-retail customers for similar products.  The Buyer will pay the purchase price for the inventory as the Glyderm products contained in the inventory are sold by the Buyer to third parties.

Simultaneous with the closing of the APA, BZL and the Buyer entered into a Supply Agreement providing for the manufacture of Glyderm products by BZL on behalf of the Buyer. The term of the Supply Agreement is five years and is subject to termination upon various events set forth in the Supply Agreement, including termination at the Buyer’s option upon ninety days prior written notice. The Supply Agreement contains a schedule of the price per unit that the Buyer has agreed to pay BZL for the manufacture of Glyderm products. The Buyer is not obligated to purchase any minimum amount of Glyderm products from BZL during the term of the Supply Agreement.  In addition, BZL and the Buyer entered into a Services Agreement on the Closing Date pursuant to which BZL will provide to Buyer certain ongoing operational support on behalf of Buyer for a period of twelve months from the Closing Date.

The following table describes the total gain on disposal and the carrying values of the assets and liabilities disposed:

BioZone Pharmaceuticals, Inc.
Gain on Divestment of Glyderm Skin Care Product Line

Sale price	$1,000,000
Carrying value of net assets (see below)	333,408
Gain on sale	$666,592

Carrying value of net assets:
Receivables	$181,716
Inventory	125,899
Other	25,793
$333,408

BioZone Labs and Baker Cummins

On November 12, 2013, we entered into an Asset Purchase Agreement, dated as of that date, by and among the Company, BioZone Labs, Baker Cummins, Brian Keller, MusclePharm Corporation (“Musclepharm”) and Biozone Laboratories, Inc. (“Acquisition Co.”) a newly formed subsidiary of Musclepharm, pursuant to which Acquisition Co. acquired substantially all of the operating assets of Biozone Labs and Baker Cummins, including the QuSomes, HyperSorb and EquaSomes drug delivery technologies (excluding certain assets including cash on hand). The closing of the Asset Purchase Agreement occurred on January 2, 2014. The Company has no significant continuing involvement in the operations of BioZone Labs or Baker Cummins. The sale of BioZone Labs and Baker Cummins qualified as a discontinued operation of the Company and accordingly, the Company has excluded results of BioZone Labs’ and Baker Cummins’ operations from its Consolidated Statements of Operations to present these businesses in discontinued operations.

The following tables show the assets and liabilities and results of operations of the discontinued operations for fiscal years 2013 and 2012:

BioZone Pharmaceuticals, Inc.
Assets and Liabilities of Discontinued Operations

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012
CURRENT ASSETS:
Cash	$140,254	$54,195
Accounts Receivable	139,235	834,998
Inventories	1,393,050	1,651,087
Prepaid & other	492,213	104,198
Total current assets	$2,164,752	$2,644,478

PROPERTY AND EQUIPMENT, NET	$2,530,689	$2,781,366

OTHER ASSETS:
Deferred financing, net	$10,035	$17,677
Goodwill	1,026,984	1,026,984
Intangibles, net	134,338	190,894
	$3,702,046	$4,016,921

Assets of discontinued operations	$5,866,798	$6,661,399

CURRENT LIABILITIES:
Accounts payable	$254,903	$736,279
Accrued expenses	692,357	2,658,904
Accrued interest
Note payable shareholder		1,099,715
Convertible notes
Deferred income taxes	102,022	102,022
Derivative instruments
Current portion of Long Term Debt	156,420	181,752
TOTAL CURRENT LIABILITIES	$1,205,702	$4,778,672

Long term debt	$2,710,666	$2,894,579

Liabilities of discontinued operations	$3,916,368	$7,673,251

BioZone Pharmaceuticals, Inc.
Results of Operations of Discontinued Operations

	Year Ended	Year Ended
	December 31, 2013	December 31, 2012

Revenue	$8,429,828	$17,190,720
Cost of Sales	5,638,881	9,969,068
Gross Profit	$2,790,947	$7,221,652

SG&A expense	$9,765,539	$6,276,190
Selling expenses	521,646	774,778
R&D Expense	542,591	253,746

Earnings from Operations	$(8,038,829)	$(83,062)

Interest income (expense)	$(609,552)	$(250,350)
Earnings before income taxes	$(8,648,381)	$(333,412)

Income (loss) from discontinued operations, net of taxes	$(8,648,381)	$(333,412)

NOTE 4 – Equity Method Investments

Our significant unconsolidated subsidiary that is accounted for using the equity method of accounting is our investment in BetaZone Laboratories LLC.  In June 2013, the members of BetaZone, by unanimous written consent, adopted a plan of liquidation of BetaZone pursuant to which BetaZone’s assets were transferred to its members. BetaZone was liquidated in August 2013.

Summarized financial information for our investment in BetaZone Laboratories, LLC assuming 100% ownership interest is as follows:

	Year Ended December 31, 2013	Year Ended December 31, 2012
Balance Sheet
Current Assets	0	$3,825
Current Liabilities	0	$301,864

Statement of Operations
Revenues	$47,893	$40,002
Net Loss	$(19,075)	$(272,935)

In 2011, when the Company’s share of losses equaled the carrying value of its investment, the equity method of accounting was suspended, and no additional losses were charged to operations. The Company’s unrecorded share of losses for 2013 totaled $8,584.

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

The “February 2012 Notes”

On February 24, 2012, the Company entered into a Securities Purchase Agreement with OPKO Health Inc. pursuant to which we sold a 10% secured convertible promissory note in the aggregate principal amount of $1,700,000 due two years from the date of issuance and issued warrants to purchase 8,500,000 shares of the our common stock, at an exercise price of $0.40 per share, for gross proceeds of $1,700,000.

On February 28, 2012 and February 29, 2012, the Company entered in a Securities Purchase Agreement with two additional buyers pursuant to which we sold an additional $600,000 aggregate principal amount of notes and issued warrants to purchase an additional 3,000,000 shares of our common stock, at an exercise price of $0.40 per share, for gross proceeds of $600,000, on the same terms as the notes and warrants issued to OPKO as described above.

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

On October 8, 2013, holders of February 2012 Notes with an aggregate principal amount of $500,000 converted all amounts due under such Notes, consisting of principal of $500,000 and accrued interest of $200,150, into 1,000,751 shares of the Company’s common stock.

On November 21, 2013, the holder of a February 2012 Note with a principal amount of $100,000 converted all amounts due under such Note, consisting of principal of $100,000 and accrued interest of $17,178, into 585,890 shares of the Company’s common stock.

On December 19, 2013, OPKO Health Inc. converted all amounts due under the February 2012 Note, consisting of principal of $1,700,000 and accrued interest of $309,260, into 10,046,301 shares of the Company’s common stock.

As a result of the foregoing, none of the February 2012 Notes remain outstanding as of December 31, 2013.

The “March 2012 Purchase Order Note”

On March 13, 2012, the Company sold a 10% senior convertible promissory note with a principal amount of $1,000,000 (the “Purchase Order Note”) to an accredited investor for a purchase price of $1,000,000.  The principal amount of the Purchase Order Note is payable in cash on such dates and in such amounts as set forth in the Purchase Order Note, based on the receipt of proceeds from sales to a certain vendor (the “Vendor Proceeds”).  The last date of the scheduled payments under the Purchase Order Note is referred to as the “Final Maturity Date”. All of our obligations under the Purchase Order Note are secured by a first priority security interest in the Vendor Proceeds as defined. The holder of the notes issued in February 2012 agreed to subordinate their security interest in the Vendor Proceeds to the interest of the holder of the Purchase Order Note.

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

The Company has not recorded a BCF on the March 2012 Purchase Order Note due to the effective conversion price being greater than the fair value of the Company’s stock at the issuance date.

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

On October 8, 2013, the holder of the Purchase Order Note converted all remaining amounts due under such Note, consisting of principal of $200,000 and accrued interest of $36,038, into 1,180,892 shares of the Company’s common stock.

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

On October 17, 2013, the holder of the June 2012 Convertible Note with a principal amount of $100,000 converted all amounts due under such Note, consisting of principal of $100,000 and accrued interest of $17,178, into 565,890 shares of the Company’s common stock.

On December 19, 2013, the holder of the June 2012 Convertible Note with a principal amount of $355,274 converted all amounts due under such Note, consisting of principal of $355,274 and accrued interest of $49,349, into 2,038,690 shares of the Company’s common stock.

As a result of the foregoing, none of the June 2012 Convertible Notes remain outstanding as of December 31, 2013.

The “June 2013 Convertible Note”

On June 20, 2013, the Company issued a convertible promissory note (the “June 2013 Convertible Note”) with a principal amount of $50,000  The June 2013 Convertible Note bear interest at the rate of 12% per annum and matures one year from its issue date. We may prepay any outstanding amounts owing under the June 2013 Convertible Note, in whole or in part, at any time prior to the maturity date. The entire remaining principal amount and all accrued but unpaid or unconverted interest is due and payable on the earlier of the Maturity Date or the occurrence of an Event of Default (each as defined in the June 2013 Convertible Notes). The June 2013 Convertible Note is convertible into shares of our common stock at a conversion price equal to the lower of $0.55 per share or 60% of the lowest trade price in the 25 trading days previous to the conversion. In September 2013, the Company paid to the holder all amounts due under the June 2013 Convertible Note in cash and the Note were cancelled.

In September 2013, the Company sold an additional promissory note for an aggregate purchase price of $50,000 with the same terms as described above. In October 2013, the Company paid to the holder all amounts due under the September 2013 Convertible Note in cash and the Note was cancelled.

The “August 2013 Convertible Note”

On August 26, 2013, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with MusclePharm Corp. (the “Buyer”) pursuant to which the Company (i) borrowed $2,000,000 and issued a 10% secured convertible promissory note (the “August 2013 Note”) due one year from the date of issuance (the “Maturity Date”) and issued (ii) warrants (the “August 2013 Warrants”) to purchase 10,000,000 shares of the Company’s common stock.

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

On October 25, 2013, the Company paid to the Buyer $1,000,000 of principal amount and $32,877 of accrued interest in cash. Also on that date, the Buyer converted the remaining principal balance of $1,000,000 into 5,000,000 shares of the Company’s common stock pursuant to the conversion feature contained in the Note and the Note was cancelled.

NOTE 6 – Series A Preferred Stock

On October 25, 2013, the Company closed on the sale of 3,500 shares of Series A Preferred Stock (“Series A Prefs”) in a private placement offering to 22 accredited investors for total gross proceeds of $3,500,000. Also, the Series A investors were issued 7,000,000 10-year warrants exercisable at $0.50 per share (the “Series A Warrants”).  The Series A Prefs: (i) have a stated value of $1,000, (ii) are convertible at $0.50 per share, subject to customary anti-dilution protection in the case of stock dividends, stock splits, reverse splits, reorganizations and recapitalizations (the “Conversion Price”) or a total of 7,000,000 shares of common stock and (iii) provide for 10% dividends per annum payable quarterly on March 31, June 30, September 30, and December 31, beginning on June 30, 2014 and on each conversion date.  In lieu of a cash dividend payment, the Company may elect to pay all or part of a dividend in shares of common stock based on a conversion price equal to the lesser of: (i) the Conversion Price and (ii) the average of the volume weighted average prices for the 20 consecutive trading days ending on the trading day that is immediately prior to the dividend payment date.  The Company’s right to pay a dividend in common stock is subject to the Company meeting certain equity conditions.  The holders of Series A: (i) will vote together with the holders of common stock on an as converted basis and (ii) have a liquidation preference over the holders of the Company’s common stock.

The Company allocated the proceeds to the Preferred Stock and Warrant based on their relative fair values of $1,358,997 to the preferred stock and $2,141,003 to the warrants. The fair value used to allocate proceeds to the Series A convertible preferred stock was based upon a valuation that considered, among other things, the closing price of the common stock on the date of closing, the impact of the preferred stock on market capitalization on an as converted basis and liquidation preferences. The fair value of the warrants to purchase common stock was estimated using the Black-Scholes option pricing model using the following assumptions: exercise price of $.50; no dividends; term of approximately 10 years; risk free interest rate of .83%; and volatility of 183.9%.

The Company accounted for the difference between the fair value per share of its common stock and the conversion price, multiplied by the number of shares issuable upon conversion, as a “beneficial Conversion Feature” (BCF).  The BCF of $4,136,003 was recorded as additional paid-in-capital for common shares, per EITF 98-5 “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”. The offsetting amount was amortizable over the period from the issue date to the first conversion date. We recorded a deemed dividend of $4,136,003 to the Series A Preferred Stock and amortized it immediately because the Series A Preferred Stock is immediately convertible. As the Company is in an accumulated deficit position, the deemed dividend was charged against additional paid-in-capital for common shares, there being no retained earnings from which to declare a dividend. The net loss attributable to common shareholders reflects both the net loss and the deemed dividend.

On December 17, 2013, the holders of the Series A Prefs converted all of such securities into an aggregate of 7,000,000 shares of the Company’s common stock pursuant to the conversion feature contained in the Certificate of Designation for the Series A Prefs. Accordingly, none of the Series A Prefs remain outstanding as of December 31, 2013.

NOTE 7 – Warrants

The “March 2011 Warrants”

In March, 2011, the Company issued the March 2011 Warrants to purchase securities of the Company in the Target Transaction Financing as defined in the governing purchase agreement (Note 5).

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

As of December 31, 2013, a total of 1,000,000 Replacement Warrants remain outstanding, with an exercise price of $0.60 per share

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

The “January 2012 Warrants”

On January 11, 2012 and January 25, 2012, we sold an aggregate of 1,300,000 units (the “Units”) to accredited investors. Each Unit was sold for a purchase price of $0.50 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a four-year warrant to purchase 650,000 shares of common stock at an exercise price of $1.00 per share, subject to adjustment upon the occurrence of certain events (the “January 2012 Warrants”). The exercise price of the January 2012 Warrants is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing date of the transaction. The January 2012 Warrants may be exercised on a cashless basis after twelve (12) months from the date of closing if there is no effective registration statement covering the resale of the underlying shares of common stock issuable upon exercise of the warrant. The January 2012 warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants upon request of the holders in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions).  Based on authoritative guidance, we have accounted for the January 2012 Warrants as liabilities.

As of December 31, a total of 650,000 January 2012 Warrants remain outstanding, with an exercise price of $0.50 per share.

The “February 2012 Warrants”

In connection with the sale of the February 2012 Notes, we issued the February 2012 Warrants entitling the holders to purchase up to 11,500,000 shares of our common stock (Note 5).

The February 2012 Warrants may be exercised immediately, expire ten years from date of issuance and have an exercise price of $0.40 per common share subject to adjustment upon the occurrence of certain events. The exercise price of the February 2012 Warrants is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing date of the transaction. The February 2012 Warrants contain a “cashless exercise” feature and provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the February 2011 Warrants upon request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the February 2012 Warrants as liabilities. The liability for the warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related February 2012 Notes.

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

The “Advisory and Consulting Warrants”

As part of an Advisory and Consulting Agreement between the Company and Tekesta Capital Partners, in April 2012, we issued 200,000 warrants to purchase the Company’s common stock.  Based on authoritative guidance, we have accounted for these warrants as liabilities.

The warrants issued under the Advisory and Consulting Agreement may be exercised immediately, expire five years from the date of issuance and have an exercise price of $0.60 per common share and contain a “cashless exercise” feature.

On August 2, 2012, holders of all the outstanding warrants issued under the Advisory and Consulting Agreement exercised their warrants on a cashless basis and received a total of 170,000 shares of the Company’s common stock.

“The June 2012 Warrants”

In connection with the issuance of the June 2012 Notes, we issued the June 2012 Warrants entitling the holders to purchase up to a total of 2,250,000 shares of our common stock (Note 5).

The June 2012 Warrants may be exercised immediately, expire ten years from the date of issuance and have an exercise price of $0.40 per common share subject to adjustment upon the occurrence of certain events. The exercise price of the June 2012 Warrants is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing date of the transaction. The June 2012 Warrants contain a “cashless exercise” feature. These warrants provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the warrants upon the request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the June 2012 Warrants as liabilities. The liability for the June 2012 Warrants, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related June 2012 Notes.

On June 28, 2012, the holders of the June 2012 Warrants exercised their rights to acquire 2,250,000 shares of our common stock through the cashless exercise feature and we issued to the holders a total of 2,025,000 shares of our common stock.

“The April 2013 Offering Warrants”

In connection with the issuance of shares in the April 2013 Offering (Note 10) we issued the April 2013 Offering Warrants entitling the holders to purchase up to a total of 1,900,000 shares of our common stock.

The April 2013 Offering Warrants may be exercised immediately, expire five years from the date of issuance and have an exercise price of $0.50 per share, subject to adjustment upon the occurrence of certain events such as stock splits and dividends. The Warrants may be exercised on a cashless basis if at any time there is no effective registration statement covering the resale of the shares of Common Stock underlying the Warrants. The Warrants contain limitations on the holder’s ability to exercise the Warrant in the event such exercise causes the holder to beneficially own in excess of 4.99% of the Company’s issued and outstanding Common Stock, subject to a discretionary increase in such limitation by the holder to 9.99% upon 61 days’ notice.

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

On October 18, 2013, an investor holding 100,000 warrants cashlessly exercised the warrants and received 29,069 shares. Accordingly, as of December 31, 2013, 1,864,000 warrants remain outstanding.

“The August 2013 Warrants”

In connection with the issuance of the August 2013 Note, we issued the August 2013 Warrant entitling the holders to purchase up to a total of 10,000,000 shares of our common stock (Note 5).

The August 2013 Warrant expires ten years from the date of issuance and has an exercise price of $0.40 per share subject to adjustment upon the occurrence of certain events such as stock splits and dividends.  The exercise price of the August 2013 Warrant is subject to a “ratchet” anti-dilution adjustment for a period of one year from the closing date of the transaction. The August 2013 Warrant contains a cashless exercise feature. The warrant provides the holder with piggyback registration rights, which obligate us to register the shares underlying the warrant upon the request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions). Based on authoritative guidance, we have accounted for the August 2013 Warrant as a liability. The liability for the August 2013 Warrant, measured at fair value, based on a Black-Scholes option pricing model, has been offset by a reduction in the carrying value of the related August 2013 Note.

As of December 31, 2013, 10,000,000 warrants remained outstanding.

The “Series A Warrants”

In connection with the issuance of the Series A Prefs shares in October 2013 Offering (Note 6) we issued the Series A Warrants entitling the holders to purchase up to a total of 7,000,000 shares of our common stock.

The Series A Warrants expire ten years from date of issuance and have an exercise price of $0.50 per common share. The Series A Warrants contain a “cashless exercise” feature and provide the holder with “piggyback registration rights”, which obligate us to register the common shares underlying the Series A Warrants upon request of the holder in the event that we decide to register any of our common stock either for our own account or the account of a security holder (subject to certain exceptions).

Based on authoritative guidance, we have accounted for the Series A Warrants as equity.

NOTE 8 – Income Taxes

The reconciliation of income tax benefit at the U.S. statutory rate of 34% for the years ended December 31, 2013 and 2012 to the Company’s effective tax rate is as follows:

	Years Ended
	December 31, 2013	December 31, 2012

U.S. federal statutory rate	(34)%	(34)%
State income tax, net of federal benefit	(6)%	(6)%
Permanent differences	69%	67%
Change in valuation allowance	(29)%	(27)%
Income Tax provision (benefit)	0%	0%

The benefit for income tax is summarized as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Federal:
Current	$-	$-
Deferred	(1,187,721)	(894,135)
State:
Current
Deferred	(209,598)	(157,789)
Change in valuation allowance	1,397,319	1,051,924
Income Tax provision (benefit)	$-	$-

The tax effects of temporary differences that give rise to the Company’s net deferred tax liability as of December 31, 2013 and 2012 are as follows:

	Years Ended
	December 31, 2013	December 31, 2012

Deferred Tax Assets
Net operating losses	$5,278,000	$2,172,000
Allowance for doubtful accounts	-	18,447
	5,278,000	2,190,447
Less: Valuation allowance	(5,278,000)	(2,190,447)
	$-	$-

As of December 31, 2013 and 2012, the Company had approximately $5,400,000 and $2,500,000 of federal and state net operating loss carryovers (“NOLs”) which begin to expire in 2028.  Utilization of the NOLs may be subject to limitation under the Internal Revenue Code Section 382 should there be a greater than 50% ownership change as determined under regulations.  The change in ownership of the Company that occurred in June 2011 resulted in an annual limitation on the usage of the Company’s pre-acquisition net operating loss carryforwards.

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

The Company files U.S. federal and states of California tax returns that are subject to audit by tax authorities beginning with the year ended December 31, 2009. The Company’s policy is to classify assessments, if any, for tax and related interest and penalties as tax expense.

NOTE 9 – Contingencies

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

On January 30, 2012, Mr. Fisher was removed from his position as Executive Vice President for cause.  Pursuant to his employment agreement, Mr. Fisher was entitled to accrued salary through the date of termination. In addition, Mr. Fisher claimed pay for accrued vacation and has demanded delivery to him of 6,650,000 shares of the Company’s common stock. On September 5, 2013, the Company, Mr. Fisher and the parties named in the action, Fisher v. BioZone Pharmaceuticals, Inc. et al., No. 12-CV-03450 (WHA) (LB) (the “Lawsuit”) reached a full, final and binding resolution and release of the claims raised in the Lawsuit.

Effective January 2, 2014, in connection with the sale of the Company’s discontinued operations, each of Mr. Keller and Mr. Oertle, entered into Separation and Release Agreements with the Company pursuant to which they resigned from their positions with the Company.

Leases

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey where previously we conducted research and development activities related to our proprietary drug delivery technology. The lease expires on July 20, 2016. Rent expense is $8,065 per month. In September 2012, we terminated research and development activities at this location, including personnel connected with such efforts and our former consultant. Dr. Nian Wu, a former consultant to the Company, agreed to use his best efforts to assume the lease of the facility pursuant to the terms of his Separation Agreement. Currently, Dr. Wu subleases the laboratory space on a month to month basis at a rent equal to the amount due by the Company under its head lease.

Litigation

None

NOTE 10.  Capital Deficiency

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

On April 12, 2013, the Company sold an aggregate of 2,000,000 Units with gross proceeds to the Company of $500,000 to accredited investors.  On April 18, 2013, the Company sold an additional 1,200,000 Units to additional accredited Investors with gross proceeds to the Company of $300,000. On 25, 2013, the Company sold an additional 600,000 Units to additional accredited Investors with gross proceeds to the Company of $150,000. Each Unit was sold for a purchase price of $0.25 per Unit and consisted of: (i) one share of the Company’s common stock and (ii) a five-year warrant to purchase 0.5 share of Common Stock purchased at an exercise price of $0.50 per share, subject to adjustment upon the occurrence of certain events. On April 29, 2013, the Company issued 2,518,356 shares of its common stock to certain individuals who previously purchased shares of the Company's common stock in January 2012 at a purchase price of $0.50 per share.

On June 20, 2013 and November 8, 2013, the Company issued 150,000 and 5,036,986 shares of its common stock, respectively in settlement of litigation claims.

From October 7 through October 9, 2013, the Company issued an aggregate of 4,080,943 shares of common stock to seven note holders upon conversion of all amounts due under the Company’s convertible promissory notes at the stated conversion price of $0.20 per share.

On October 4, 2013 and October 11, 2013, the Company issued 442,204 and 1,000,000 shares of its common stock, respectively, to two consultants as payment in full for services previous rendered to the Company.

From October 14 through November 20, 2013, the Company issued an aggregate of 7,801,381 shares of to cancel outstanding debt of the Company and BioZone Labs.

On October 17, 2013, the Company issued 29,069 shares of common stock upon the cashless exercise of warrants to purchase 100,000 shares.

On October 17, 2013, the Company issued 565,890 shares of common stock to a note holder upon conversion of all amounts due under the Company’s convertible promissory note at the stated conversion price of $0.20 per share.

On November 13, 2013, the Company issued an aggregate of 200,000 shares of its common stock, to three consultants as payment in full for services previous rendered to the Company.

On November 21, 2013, the Company issued 585,890 shares of common stock to a note holder upon conversion of all amounts due under the Company’s convertible promissory note at the stated conversion price of $0.20 per share.

On December 11, 2013 and December 19, 2013, the Company issued 5,000,000 and 12,084,991 shares of common stock, respectively, to note holders upon conversion of all amounts due under the Company’s convertible promissory notes at the stated conversion price of $0.20 per share.

On December 17, 2013, the Company issued an aggregate of 7,000,000 shares of common stock to the holders of the Company’s Series A Preferred Stock at the stated conversion price of $0.50 per share.

NOTE 11 - Subsequent Events

Management has evaluated events occurring after the date of these financial statements through the date these financial statements were issued. There were no material subsequent events as of that date other than disclosed below.

On January 2, 2014, the Company sold substantially all its operating assets, including its manufacturing facility in California, to Musclepharm Corporation (“Musclepharm”), a public company trading on the OTCBB, in exchange for 1,200,000 shares of Musclepharm common stock of which 600,000 shares were placed into escrow for a period of 9 months to cover indemnification obligations. The remaining 600,000 non-escrowed shares were issued to the Company upon closing and are subject to a lockup agreement that permits private sales.  This transaction occurred immediately prior to the merger described below.

Effective January 2, 2014, the Company merged with Cocrystal Discovery, Inc.  (“Cocrystal”) a private biotech company, in the form of a reverse merger. Cocrystal is considered the accounting acquirer as its shareholders own 60% of the combined entity after the merger. In connection with the merger agreement, the Company issued to Cocrystal’s security holders a total of 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”). The Series B shares: (i) automatically convert into shares of the Company’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that the Company has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis and (iii) have a nominal liquidation preference. Additionally, the Company assumed all of the outstanding stock options under the Cocrystal 2007 Equity Incentive Plan.

The merger with Cocrystal will be treated as a recapitalization for accounting purposes and no goodwill or other intangible assets will be recorded by the Company as a result of the merger because the Company had no operations upon the merger taking place.

On January 16, 2014, the Company closed on the sale of 5,500,000 shares of common stock in a private placement offering to eight accredited investors in exchange for $2,750,000. The investors were also issued 5,500,000 10-year warrants exercisable at $0.50 per share. The net proceeds to the Company were $2,612,500.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

The information in this Item 9A  relates to our prior management and legacy business.  Because our current management did not hold any positions with us until the closing of the Cocrystal Discovery merger on January 2, 2014, we are relying upon information imparted by our former Chief Executive Officer as to our controls as of December 31, 2013. Current management believes that its controls are effective.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2013, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

 With respect to the fiscal year ending December 31, 2013, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2013 (as limited by the first paragraph of this Item 9A), concluded that its disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, we identified  numerous material weaknesses as described below:

Financial Reporting Process

Description of Material Weakness as of December 31, 2013

Cocrystal did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews, appropriate account closing procedures, and appropriate reconciliation processes. Also, Cocrystal lacked documented procedures included documentation related to testing of processes, data validation procedures from the systems into the general ledger, testing of systems, validation of results, disclosure review, and other analytics. Furthermore, Cocrystal lacked sufficient personnel to properly segregate duties.

Information Technology Systems

Description of Material Weakness as of December 31, 2013

Cocrystal did not maintain effective internal control over financial reporting related to certain information technology applications and general computer controls that are considered to have an impact on financial reporting and that resulted in a more than reasonable possibility that material misstatements in our financial statements would not be prevented or detected.

Specifically, we lacked effective controls in the following areas:

Access Control — Cocrystal did not maintain effectively designed controls to prevent unauthorized access to certain programs and data, and provide for periodic review and monitoring of access including reviews of security logs and analysis of segregation of duties conflicts.

Change Management — Cocrystal did not maintain effectively designed controls to ensure that all information technology program and data changes were authorized, developer access to the production environment was limited, and that all program and data changes were adequately tested for accuracy and appropriate implementation.

Spreadsheets — Cocrystal did not maintain effectively designed controls to ensure that critical spreadsheets were identified, access to these spreadsheets was restricted to appropriate personnel, changes to data or formulas were authorized and appropriate, or that the spreadsheets were adequately reviewed by someone other than the preparer.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2013.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of Cocrystal’s financial reporting.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Dr. Gary Wilcox, Ph.D., Chairman and CEO

Dr. Wilcox has been Chairman and CEO of Cocrystal since January 2, 2014.  He is a co-founder of Cocrystal and has also been Chairman since 2007 and CEO since 2008.  Dr. Wilcox currently serves as a director of the Daily Journal Corporation (NASDAQ:DJCO) a publisher of newspapers, websites and California Lawyer magazine. It also supplies case management software systems to courts and other justice agencies.  He was Executive Vice President of Operations and a member of the board of directors of Icos Corporation (NASDAQ:ICOS) from 1993-2007, where he played a key role in the development of Cialis, a drug with annual sales of $2 billion. In 1982, Dr. Wilcox co-founded Ingene Inc. (NASDAQ:IGEI), serving as its Chairman, President and CEO through private financings, an IPO and a successful merger with XOMA Corporation (NASDAQ:XOMA) in 1989.  From 1989-1993 he was Vice Chairman of the Board of Directors and Executive Vice President of Xoma.  From 1974 until 1984, Dr. Wilcox was a Professor of Microbiology and a member of the Molecular Biology Institute at UCLA. He has served on 15 boards of directors including NASDAQ, New York and London stock exchange companies as well as private technology companies. Dr. Wilcox is 67 years old.

Dr. Wilcox’s qualifications to serve on our Board of Directors include his position as our Chairman and Chief Executive Officer, his 30 years of experience as an executive in biotechnology companies, and his technical expertise in drug discovery and development.  Dr. Wilcox was appointed Chairman and Chief Executive Officer in connection with the January 2014 merger transaction described elsewhere in this Report.

Sam Lee, Ph.D., President and Director

Dr. Sam Lee has served as President and a director of Cocrystal since January 2, 2014.  He is a co-founder of Cocrystal Discovery and has been President and a director of Cocrystal Discovery since 2007.  He has 17 years of anti-infective drug discovery research experience.  Prior to being a co-founder of Cocrystal, he managed anti-infective, oncology, and inflammation drug discovery projects for eight years at ICOS Corporation.  Dr. Lee was responsible for incorporating protein crystallography and structural biology approaches into ICOS research.  He received his Ph.D. in Biological Sciences from the University of Notre Dame, and completed postdoctoral training in viral replication biochemistry with Dr. I. R. Lehman at Stanford University.  While at Stanford, Dr. Lee founded and was CEO of Viral Assays in Cupertino, CA.  Dr. Lee is 54 years old.

Dr. Lee’s qualifications to serve on our board include his expertise in viral replication biochemistry, management of drug discovery groups, and his experience in the biotechnology industry.  Dr. Lee was appointed to serve as President and as a director in connection with the January 2014 merger transaction described elsewhere in this Report.

Gerald McGuire, Chief Financial Officer and Treasurer

Mr. McGuire has been Cocrystal’s Chief Financial Officer and Treasurer since January 2, 2014 and has been interim Chief Financial Officer of Cocrystal Discovery since April 2012.  Since 1990, Mr. McGuire has served as a consulting Chief Financial Officer at Forte Design Systems, Inc., a provider of high-level synthesis software products.  Since November 2011, Mr. McGuire has served as a consulting Chief Financial Officer at Yapta, Inc., a travel technology company.  From 2007 until August 2009, Mr. McGuire was an outsourced Chief Financial Officer at vCFO Holdings, Inc., a financial consulting business.  Mr. McGuire is 66 years old.

Mr. McGuire was appointed Chief Financial Officer and Treasurer in connection with the January 2014 merger transaction described elsewhere in this Report.

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008. He is a renowned entrepreneur and philanthropist. He has served as CEO and chairman of OPKO Health Inc. (NASDAQ:OPKO), a multi-national pharmaceutical and diagnostics company and an affiliate of Cocrystal since 2007.  Dr. Frost has been the Chairman of the Board of Teva Pharmaceutical Industries Limited or Teva (NYSE:TEVA) since March 2010, and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE MKT:ROX), a developer and marketer of premium brand spirits. Dr. Frost previously served as a director for Continucare Corporation, Northrop Grumman Corp., and Ideation Acquisition Corp., as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE MKT), and as a member of the Board of Trustees of the Scripps Research Institute until November 2012.  Dr. Frost is 77 years old.

Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of a multitude of pharmaceutical products. This combined with his experience as a physician and chairman and/or chief executive officer of large pharmaceutical companies has given him insight into virtually every facet of the pharmaceutical business and drug development and commercialization process. He is a demonstrated leader with keen business understanding and is uniquely positioned and qualified to serve on our Board of Directors and help guide Cocrystal through a rapid growth period.  Dr. Frost was appointed to serve as a director in connection with the January 2014 merger transaction described elsewhere in this Report.

Jane H. Hsiao, Ph.D., M.B.A., Director

Dr. Hsiao has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008.  She has served as Vice-Chairman and Chief Technical Officer of OPKO Health, Inc. (NASDAQ:OPKO), a multi-national pharmaceutical and diagnostics company and an affiliate of Cocrystal since 2007.  Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. She served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006.  Prior to its merger with TransEnterix (OTCBB:TRXC), Dr. Hsiao served as Chairman of the Board of SafeSitch Medical, Inc. (OTCBB:SFES),  She also serves as Chairman of the Board and interim CEO of Non-Invasive Monitoring Systems Inc. (OTCBB:NIMU), a medical device developer. Dr. Hsiao also currently serves on the board of Neovasc, Inc.  (TSXV:NVC), a company developing and marketing medical specialties in vascular devices.  She previously served as a director for Sorrento Therapeutics, Inc. (OTCBB:SRNE), a development stage biopharmaceutical company.  Dr. Hsiao is 66 years old.

Dr. Hsiao’s qualifications to serve on our Board of Directors include her background in pharmaceutical chemistry and strong technical expertise, as well as her senior management experience at IVAX and OPKO. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences space, she has a keen understanding and appreciation of the many regulatory and development issues confronting pharmaceutical and biotechnology companies.  Dr. Hsiao was appointed to serve as a director in connection with the January 2014 merger transaction described elsewhere in this Report.

Roger D. Kornberg, Ph.D., Director and Chief Scientist

Dr. Kornberg has served as the Chief Scientist and a director of Cocrystal since January 2, 2014.  He is a co-founder and the Chief Scientist of Cocrystal and has served as a director of Cocrystal Discovery since 2008. He is a member of the U.S. National Academy of Sciences and is the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University, Stanford, California. He has been a member of the faculty of Stanford University since 1972. Prior to that, he was a professor at Harvard Medical School. Dr. Kornberg is a renowned biochemist and in 2006 he was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of eukaryotic transcription, the process by which DNA is copied to RNA. He is also the recipient of many awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. Dr. Kornberg served as a director of Teva Pharmaceutical Industries, Limited (NASDAQ:TEVA) from 2007 – 2013 and is a director of Protalix BioTherapeutics, Inc. and OphthaliX, Inc. He received his B.S. in Chemistry from Harvard University in 1967 and his Ph.D. in Chemistry from Stanford University in 1972. He holds honorary degrees from universities in Europe and Israel, including the Hebrew University in Jerusalem, where he is a visiting professor.  Dr. Kornberg is 66 years old.

Dr. Kornberg's qualifications to serve on our Board of Directors include his expertise in chemistry and medicine, his service on the boards of biotech and pharmaceutical companies, and his experience in the academic arena.  Dr. Kornberg was appointed to serve as a director in connection with the January 2014 merger transaction described elsewhere in this Report.

Steven D. Rubin, Director

Mr. Rubin has been a director of Cocrystal since January 2, 2014 and a director of Cocrystal Discovery since 2008.   He has served as Executive Vice President—Administration of OPKO Health, Inc. (NASDAQ:OPKO), a multi-national pharmaceutical and diagnostics company and an affiliate of Cocrystal since May 2007.  He has been a director of OPKO since February 2007. Mr. Rubin served as the Senior Vice President, General Counsel and Secretary of IVAX from August 2001 until September 2006. Mr. Rubin currently serves on the Board of Directors of Tiger Media, Inc., (NYSE MKT:IDI), a multi-platform billboard and advertising company in China, Kidville, Inc. (OTCBB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families, Non-Invasive Monitoring Systems, Inc. (OTCBB:NIMU), a medical device company, Tiger X Medical, Inc. (OTCBB:CDOM), previously an early-stage orthopedic medical device company specializing in designing, developing and marketing reconstructive joint devices and spinal surgical devices, Castle Brands, Inc. (NYSE MKT:ROX), a developer and marketer of premium brand spirits, and Neovasc, Inc. (TSXV:NVC), a company developing and marketing medical specialty vascular devices.  Mr. Rubin is 53 years old.

Mr. Rubin’s qualifications to serve on our board include extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for more than 24 years. His experience as a practicing lawyer, general counsel, and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.  Mr. Rubin was appointed to serve as a director in connection with the January 2014 merger transaction described elsewhere in this Report.

Our Board, in the exercise of its reasonable business judgment, has determined that each of Cocrystal’s directors qualifies as an independent director pursuant to the Nasdaq rules and applicable SEC rules and regulations, with the exception of Dr. Gary Wilcox and Dr. Sam Lee, who are employed as executive officers.  In considering Dr. Phillip Frost’s independence, the Board considered the large beneficial ownership position beneficially owned by entities that Dr. Frost controls.

Code of Ethics

We have not adopted a Code of Ethics but intend to do as soon as practicable.

Audit Committee

We do not currently have a separately-designated standing Audit Committee. Our entire Board of Directors presently acts as our audit committee.  We do not currently have an individual serving on our Board of Directors who the Board of Directors has determined to qualify as an Audit Committee Financial Expert as such term is defined under the applicable SEC rules. However, the Board has determined that, due to the Board members’ many years of business and finance experience, including service with public companies, as described above, they have the collective experience, attributes and abilities to effectively perform our required Audit Committee functions.

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

Item 11.  Executive Compensation

2013 Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2013 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.  We refer to these persons as the “Named Executive Officers.”  Subsequent to the end of December 31, 2013, the Named Executive Officers resigned from their positions in connection with the January 2, 2014 merger transactions described above under Item 1, “Business” (the “Merger”).

Name and Principal Position	Year Ended	Salary ($)	Bonus ($)	All Other Compensation ($) (1)	Total ($)
Elliot Maza	2013	371,868			371,868
Former CEO and CFO	2012	250,000	300,000	23,694	573,694
Brian Keller	2013	310,135			310,135
Former President and CSO	2012	133,000	43,113	22,848	198,961
Christian Oertle	2013	198,750			198,750
Former COO	2012	100,000	5,000		105,000

(1)	The compensation amount set forth represents reimbursement of medical and dental insurance, life insurance, and auto expenses.

Employment Agreements (Other than 2013 Named Executive Officers)

Subsequent to the end of the last fiscal year, in connection with the Merger, Cocrystal entered into employment agreements with Gary Wilcox, the Company’s Chief Executive Officer, and Sam Lee, Cocrystal’s President, both of which are described below.

Gary Wilcox

Mr. Wilcox’s employment agreement provides for: (i) an annual salary of $250,000, (ii) an annual target bonus equal to 50% of base salary, and (iii) 24,598,073.50 stock options of which 25% vest on January 2, 2015 and the remaining vest thereafter in 36 equal monthly increments.

Sam Lee

Dr. Lee’s employment agreement provides for: (i) an annual salary of $180,000, (ii) an annual target bonus equal to 25% of base salary, and (iii) 6,149,518.38 stock options of which 25% vest on January 2, 2015 and the remaining vest thereafter in 36 equal monthly increments.

Gerald McGuire

In March 2014, we created a Compensation Committee (the “Committee”) comprised of Drs. Gary Wilcox and Phillip Frost and Mr. Steven Rubin. The Committee approved a one-year employment agreement (effective January 2, 2014) providing for Mr. McGuire to receive a salary of $100,000 per year and receive a grant of 1,000,000 stock options vesting monthly over the term.

The Board has the discretion to award annual bonuses to Drs. Wilcox and Lee and Mr. McGuire. The stock options under their employment agreements have not been awarded. The agreements require the Board of Directors to approve the grants following the Merger.

Other Compensation Arrangements

Executive Officer Compensation Arrangements

Elliot Maza

Elliot Maza was appointed as Interim Chief Executive Officer, Chief Financial Officer and Secretary on May 16, 2011, and appointed as Chief Executive Officer on August 2, 2011. Mr. Maza resigned on January 2, 2014 in connection with the Merger.

Brian Keller

On June 30, 2011, we entered into a three year employment agreement with Dr. Keller in consideration for an annual salary of $200,000.  Mr. Keller’s employment agreement was terminated in connection with the Merger.

Christian Oertle

On June 30, 2011, we entered into a three year employment agreement with Mr. Oertle in consideration for an annual salary of $200,000.  Mr. Oertle’s employment agreement was terminated in connection with the Merger.

Termination

Dr. Keller and Mr. Oertle were entitled to severance payments in the event that their employment was terminated under certain circumstances.  Both of these Named Executive Officers resigned from Cocrystal in connection with the Merger and are not entitled to any severance.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to our Named Executive Officers as of December 31, 2013.

Director Compensation

In 2013, Cocrystal did not compensate the members of its Board for service as directors.

Equity Compensation Plan Information

As of December 31, 2013, Cocrystal had not adopted a stock incentive plan or granted options during 2013.  In 2014, in connection with the Merger, Cocrystal adopted Cocrystal Discovery’s 2007 Equity Incentive Plan (the “Plan”). The Plan authorizes the issuance of 53,599,046 shares of common stock to directors, officers and consultants. A total of 4,402,899 options were assumed and 4,227,618 are presently outstanding.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables set forth certain information as of March 24, 2014 regarding the beneficial ownership of our outstanding voting power, by (i) each person or entity who, to our knowledge, owns more than 5% of our common stock; (ii) our Named Executive Officers; (iii) each director; and (iv) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, each person named in the table has sole voting and investment power and that person’s address is c/o Cocrystal Pharma, Inc., 19805 North Creek Parkway, Bothell, Washington, 98011.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
			%
Common Stock	Gary Wilcox (2)	16,835,237	5.2%
Common Stock	Sam Lee (3)	15,287,847	4.7%
Common Stock	Roger Kornberg (4)	15,287,847	4.7%
Common Stock	Phillip Frost (5)	101,112,572	31.1%
Common Stock	Jane Hsiao (6)	5,496,654	1.7%
Common Stock	Steven Rubin (7)	639,920	0.2%
Common Stock	Elliott Maza (8)	3,587,500	1.1%
Common Stock	Brian Keller (9)	3,154,000	1.0%
Common Stock	Christian Oertle (10)	144,918	0.0

Common Stock	All directors and executive officers as a group (6 persons)	154,660,077	47.5%

5% Stockholders:

Common Stock	Frost Gamma Investments Trust (11)	101,112,572	31.1%
Common Stock	OPKO Health, Inc. (12)	54,589,542	16.8%

* Less than 1%.

(1)Applicable percentages are based on 120,500,609 shares of common stock outstanding and 205,083,086 shares of common stock underlying outstanding Series B Preferred Stock (the “Series B”) (which vote on an as converted basis) as of March 24, 2014. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, preferred stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.  Each share of Series B converts into 205.08308640 shares of common stock.

(2)Dr. Wilcox is an executive officer and a director.  Represents shares of shares of common stock issuable upon conversion of Series B.

(3) Dr. Lee is an executive officer and a director.  Represents shares of common stock issuable upon conversion of Series B.

(4) Dr. Kornberg is a director.  Represents shares of common stock issuable upon conversion of Series B.

(5)Dr. Frost is a director.  Includes: (i) 8,640,190 shares of common stock, (ii) 87,726,389 shares of common stock issuable upon conversion of Series B and (iii) 200,000 warrants held by Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is also the sole shareholder of Frost-Nevada Corporation.   Also includes: (i) 4,545,993 shares of common stock held by The Frost Group, LLC, of which Frost Gamma Investments Trust is a principal member and (ii) the securities held by OPKO Health, Inc. (see Footnote 12 below).  Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust, The Frost Group, LLC and OPKO Health, Inc.

(6)Dr. Hsiao is a director.  Represents shares of common stock issuable upon conversion of Series B held by Hsu Gamma Investment, L.P, for which Dr. Hsiao serves as General Partner. Does not include 4,545,993 shares of common stock held by Frost Group, LLC, of which Dr. Hsiao is a member. Dr. Hsiao disclaims beneficial ownership of the shares of common stock held by The Frost Group, LLC, except to the extent of any pecuniary interest therein.

(7)Mr. Rubin is a director.  Represents 530,000 shares of common stock and 109,920 shares of common stock issuable upon conversion of Series B.  Does not include 4,545,993 shares of common stock held by Frost Group, LLC, of which Mr. Rubin is a member. Mr. Rubin disclaims beneficial ownership of the shares of common stock held by The Frost Group, LLC, except to the extent of any pecuniary interest therein.

(8)Mr. Maza is a former executive officer and is included in this table because under SEC rules he is a Named Executive Officer for 2013.  Represents shares of common stock.  Includes shares which are pledged as security for the repayment of a loan.

(9)Mr. Keller is a former executive officer and is included in this table because under SEC rules he is a Named Executive Officer for 2013.  Represents shares of common stock.

(10)Mr. Oertle is a former executive officer and is included in this table because under SEC rules he is a Named Executive Officer for 2013.  Represents shares of common stock.

(11)Dr. Frost has voting and investment control over the securities held by Frost Gamma Investments Trust.  See Footnote 8 above.  Includes: (i) 8,640,190 shares of common stock, (ii) 87,726,389 shares of common stock issuable upon conversion of Series B and (iii) 200,000 warrants held by Frost Gamma Investments Trust.   Also includes 4,545,993 shares of common stock held by The Frost Group, LLC, of which Frost Gamma Investments Trust is a principal member.  Frost Gamma Investments Trust disclaims beneficial ownership of the securities held by The Frost Group, LLC, except to the extent of its pecuniary interest therein.  Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(12)While Dr. Frost is the Chief Executive Officer and Chairman of OPKO Health, Inc., he does not hold voting and investment control over the securities held by OPKO Health, Inc.  Includes 1,000,000 warrants and 34,893,241 shares of common stock issuable upon conversion of Series B.  Address is 4400 Biscayne Boulevard, Miami, FL 33137.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Except for the 2014 investment described in the next paragraph, all of the related person transactions relate to our legacy business or a financing to support the legacy business.

In January 2014, OPKO Health, Inc. (“OPKO”) invested $500,000 and received 1,000,000 shares of common stock and 1,000,000 10-year warrants exercisable at $0.50 per share.  The terms of the investment were identical to investments made by other non-affiliated investors in the offering.

In 2012, Cocrystal sold a $2,155,274 of convertible notes to three related parties in private placement offerings on terms identical to other investors in the offerings.  OPKO, Frost Gamma Investments Trust and an entity controlled by Robert Prego-Novo, Cocrystal’s former Chairman of our Board, invested $1,700,000, $355,274 and $100,000, respectively.  The investors were also issued five warrants for every $1 invested.  The notes were convertible at $0.20 per share and the warrants were exercisable at $0.40 per share.  All of the notes were converted and the warrants were cashlessly exercised.

Prior to the sale of Cocrystal’s assets to MusclePharm, we manufactured our products in a manufacturing and laboratory facility located in Pittsburg, CA, which we rented from 580 Garcia Properties, LLC, a company which we believe Mr. Daniel Fisher (“Fisher”), a former director and Executive Vice President, directly or indirectly owned.  We paid $442,623 and $466,414 in rent for the years ended December 31, 2013 and 2012, respectively.

Biozone Labs guaranteed a bank loan which a Fisher controlled entity used to purchase this Pittsburg, California property.  A dispute has arisen between the lender and Biozone Labs with the bank claiming the MusclePharm  sale resulted in an event which accelerates payment of the note.  Additionally, the Fisher entity is seeking to evict MusclePharm as a  tenant.  In connection on the asset sale to MusclePharm on January 2, 2014, we agreed to indemnify MusclePharm if the landloard brought an anction to evict it.  See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” – “Risk Factors.”

On February 24, 2012, Cocrystal and two wholly-owned subsidiaries, BioZone Laboratories, Inc. (“Biozone Labs”) and Equachem, LLC and OPKO entered into a Limited License Agreement (the “License Agreement”) pursuant to which OPKO acquired an exclusive license to the QuoSomes and EquaSomesTM drug delivery technology for use in ophthalmological indications and a non-exclusive license to such technology for all other indications. Also, on that date, Cocrystal and OPKO entered into a Distribution Agreement pursuant to which Cocrystal appointed OPKO as its exclusive distributor of any drug product containing propofol as an active ingredient in combination with a compound developed by BioZone Labs based on its EquaSomes technology.   The Distribution Agreement was subsequently terminated when an underlying license with a third party was terminated.

Mr. Fisher advanced funds to Cocrystal for working capital. In September 2013, in order to settle competing claims, Cocrystal and certain affiliates entered into a Settlement Agreement related to all claims related to these advancements and certain other matters.  As part of the Settlement Agreement: (i) we paid Fisher $1,050,000, (ii) Fisher sold his entire holdings of 6,650,000 shares of Cocrystal’s common stock to various private accredited investors, (iii) and mutual releases between Cocrystal and Fisher.

Item 14.  Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by our principal accountant for the audit of our annual financial statements, review of financial statements included in the quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the years ended December 31, 2013 and 2012 was $97,500 and $109,000, respectively.

Audit-Related Fees

The aggregate fees billed by our principal accountant for assurance and advisory services that were related to the performance of the audit or review of our financial statements for the years ended December 31, 2013 and 2012 was $0 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2013 and 2012 was $6,500 and $8,500 respectively.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger – Cocrystal Discovery	8-K	1/8/14	2.1
2.2	Certificate of Merger – Cocrystal Discovery	8-K	1/8/14	2.2
2.3	Asset Purchase Agreement – MusclePharm Corporation	8-K	11/13/13	2.1
2.4	Certificate of Merger – Delaware				Filed
2.5	Articles of Merger - Nevada				Filed
3.1	Articles of Incorporation - Nevada	SB-2	9/20/07	3.1
3.2	Certificate of Amendment to Articles of Incorporation	SB-2	9/20/07	3.2
3.3	Certificate of Amendment to Articles of Incorporation – Name Change	8-K	3/4/11	3.1
3.4	Certificate of Amendment to Articles of Incorporation – Increase Capital	10-Q	11/18/13	3.4
3.5	Certificate of Designation – Series A	8-K	10/31/13	3.1
3.6	Certificate of Designation – Series B	8-K	1/8/14	3.1
3.7	Certificate of Incorporation - Delaware				Filed
3.8	Bylaws – Nevada	SB-2	9/20/07	3.3
3.9	Bylaws - Delaware				Filed
10.1	Form of Securities Purchase Agreement - January 2014 Offering	8-K	1/21/14	10.1
10.2	Form of Warrant - January 2014 Offering	8-K	1/21/14	10.2
10.3	Employment Agreement – Gary Wilcox*	8-K	1/8/14	10.1
10.4	Employment Agreement – Sam Lee*	8-K	1/8/14	10.2
10.5	2007 Equity Incentive Plan - Cocrystal Discovery	S-8	1/2/14	10.1
10.6	Form of Securities Purchase Agreement – October 2013 Offering	8-K	10/31/13	10.1

10.7	Form of Warrant – October 2013 Offering	8-K	10/31/13	10.2
10.8	Form of Securities Purchase Agreement –2013 Note Offering	8-K	8/30/13	10.1
10.9	Form of Note – 2013 Note Offering	8-K	8/30/13	10.2
10.10	Form of Warrant – 2013 Note Offering	8-K	8/30/13	10.3
10.11	Form of Subscription Agreement – 2013 Unit Offering	8-K	4/18/13	10.1
10.12	Form of Warrant – 2013 Unit Offering	8-K	4/18/13	10.2
10.13	Form of Indemnification Agreement				Filed
10.14	License Agreement - Nian Wu	S-1/A	7/2/12	10.41
10.15	Limited License Agreement – Nian Wu	8-K	9/25/12	10.2
10.16	Separation and Release Agreement - Nian Wu	8-K	9/25/12	10.1
10.17	580 Garcia - Lease	S-1/A	7/2/12	10.43
10.18	Distribution Agreement – Opko	S-1/A	7/2/12	10.44
10.19	Limited License Agreement – Opko	S-1/A	7/2/12	10.45
21.1	Subsidiaries				Filed
23.1	Principal Accountant Consent				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 19805 North Creek Parkway, Bothell, Washington, 98011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.
March 28, 2014	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/	Chief Financial Officer (Principal Financial and Accounting Officer)	March 28, 2014
Gerald McGuire

/s/	Director	March 28, 2014
Gary Wilcox

/s/	Director	March 28, 2014
Phillip Frost

	Director	March __, 2014
Jane Hsiao

/s/	Director	March __, 2014
Roger Kornberg

/s/	Director	March 28, 2014
Sam Lee

/s/	Director	March 28, 2014
Steven Rubin