Form 10-K/A
period 2013-12-31
Cocrystal Pharma, Inc.
filed 2014-04-04
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A
———————

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ]  No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X]   No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ]  Yes   [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2013, was approximately $31 million.

The number of shares outstanding of the registrant’s common stock, as of March  24, 2014, was 120,500,609.

EXPLANATORY NOTE TO 10-K/A

This Amendment No. 1 (“Amendment No. 1”) amends the Annual Report on Form 10-K of Cocrystal Pharma, Inc. (the “Company”) for the year ended December 31, 2013, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2014 (the “Original Filing”).   The Company is filing this Amendment No. 1 solely to correct the inadvertent omission of fully conformed signatures of the principal financial officer and directors on the signature page of the Original Filing, add the date of the CEO and CFO Certifications, amplify the consideration we received from the sale of our assets and add one change to the last risk factor in Item 7.

Except as described above, no other amendments are being made to the Original Filing. This Amendment No.1 does not reflect events occurring after the filing of the Original Filing or modify or update the disclosure contained therein in any way other than as required to reflect the amendments discussed above.

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

Item 1. Business

Overview

On March 18, 2014, we reincorporated in Delaware under the name Cocrystal Pharma, Inc. ("Cocrystal"). We were previously incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. Our only operating subsidiary is Cocrystal Discovery, Inc. ("Cocrystal Discovery"), which we merged with on January 2, 2014.  Immediately prior to the Cocrystal Discovery merger, on January 2, 2014, we completed the sale of substantially all of our operating assets to a subsidiary of MusclePharm Corporation ("MusclePharm"). For a description of the assets we retained immediately upon completion of the MusclePharm asset sale, see Page 8. This transaction was accounted for as a reverse merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc..

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

Corporate and Legacy Business

Our Legacy Business

Prior to the merger with Cocrystal Discovery on January 2, 2014, we were primarily engaged in the business of developing and manufacturing over-the-counter drug products (OTC) and cosmetic and beauty products for third parties. In addition, Cocrystal marketed two lines of proprietary skin care products. All of these assets were sold to MusclePharm as part of the January 2, 2014 Asset Purchase Agreement in exchange for 1,200,000 shares of MusclePharm common stock which had a market value as of January 2, 2014 of $9,840,000. In addition, MusclePharm licensed back to us the patents we sold it for six months in exchange for our paying it a 5% royalty on gross sales. We did not sell minority interests in three companies, one of which is publicly traded. In addition, we did not sell to MusclePharm a license which the publicly traded company had previously issued to us.

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

If we are required to pay a bank which lent money to a founder of Biozone Labs, it will have a material adverse affect on our financial condition and results of operation.

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

MusclePharm has advised us that it will guarantee this facility. MusclePharm has greater financial resources than we did before the asset sale to it.  We have offered to provide to the bank MusclePharm’s guarantee as a substitute or addition to Biozone Labs’ guarantee.  We are not certain whether the bank will accept the MusclePharm guarantee or if the bank will conduct its foreclosure and then file suit. Although our counsel has advised us that we have valid defenses if the bank files suit, we can not assure you that we will be successful. Any litigation may also be costly to defend.

After we made the Original Filing, we learned that, the founder/landlord filed suit against us and our subsidiary, Biozone Laboratories, Inc. as well as Musclepharm alleging the assignment of the lease to Musclepharm was a violation of the lease and its provision requiring the landlord’s consent for a change of control.  As indicated above, the landlord failed to either approve or reject the proposed assignment when requested last December, and provided no reasonable basis for refusing to approve the assignment.  Further, he has continued to cash the rent checks from MusclePharm (January through March), without objection or reservation of his rights. Only upon the bank’s default and acceleration did the landlord express any objection to the assignment.  Our counsel has advised us that in engaging in the foregoing conduct, the landlord waived its right to assert a default due to the change in control.  We agreed to indemnify Musclepharm for its expenses if it were evicted as the result of any action taken by the landlord in contrast to the bank. The costs of any move would be substantial.  We intend to vigorously defend the action to prevent Musclepharm’s eviction.

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

COCRYSTAL PHARMA, INC.
April 2, 2014	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gerald McGuire Gerald McGuire	Chief Financial Officer (Principal Financial and Accounting Officer)	April 2, 2014

/s/ Gary Wilcox	Director	April 2, 2014
Gary Wilcox

/s/ Phillip Frost	Director	March 31, 2014
Phillip Frost

/s/ Jane Hsiao	Director	March 31, 2014
Jane Hsiao

/s/ Roger Kornberg	Director	March 31, 2014
Roger Kornberg

/s/ Sam Lee	Director	March 31, 2014
Sam Lee

/s/ Steven Rubin	Director	March 31, 2014
Steven Rubin