Form 10-Q
period 2014-03-31
Cocrystal Pharma, Inc.
filed 2014-05-15
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number:  000-55158

COCRYSTAL PHARMA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	20-578559
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19805 North Creek Parkway
Bothell, Washington	98011
(Address of Principal Executive Offices)	(Zip Code)

(425) 398-7178
(Registrant’s Telephone Number, Including Area Code)

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

As of May 8, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 121,645,087.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2014

INDEX

Page

Part I — Financial Information

Item 1. Financial Statements (unaudited)	1

Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013	1

Condensed Consolidated Statements of Comprehensive Loss for the Three Months Ended March 31, 2014 and 2013 and for the period from January 9, 2007 (Date of Inception) to March 31, 2014	2

Condensed Consolidated Statements of Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the Three Months Ended March 31, 2014	3

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013 and for the period from January 9, 2007 (Date of Inception) to March 31, 2014	4

Notes to Consolidated Financial Statements	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	16

Item 4. Controls and Procedures	16

Part II — Other Information	18

Item 1. Legal Proceedings	18

Item 1A. Risk Factors	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3. Defaults Upon Senior Securities	19

Item 4. Mine Safety Disclosures	19

Item 5. Other	19

Item 6. Exhibits	19

Signatures	20

EX-31.1
EX-31.2
EX-32.1
EX-101

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
(a development stage company)
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,599	$1,034
Marketable securities	7,285
Prepaid and other current assets	153	139
Total current assets	10,037	1,173

Property and equipment, net	412	469
Deposits	32	19
Total assets	$10,481	$1,661

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	289	224
Accrued expenses	177	139
Derivative liabilities	12,089	23
Total current liabilities	12,555	386
Total liabilities	12,555	386

Commitments and contingencies
Series A convertible preferred stock, $.0001 par value, 7,150 shares authorized; 0 and 7,046 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively; liquidation preference of $14,000 as of December 31, 2013	-	10,108

Stockholders' equity (deficit):
Series B convertible preferred stock, $.001 par value: 5,000 shares authorized, 1,000 and 279 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	1	-
Common stock, $.001 par value: 200,000 and 262,186 shares authorized, 121,580 and 0 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	122	-
Additional paid-in capital	11,961	3,502
Accumulated other comprehensive loss	(1,451)	-
Deficit accumulated during the development stage	(12,707)	(12,335)
Total stockholders' equity (deficit)	(2,074)	(8,833)

Total liabilities and stockholders' equity (deficit)	$10,481	$1,661

Cocrystal Pharma, Inc.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended March 31,		Period from January 7, 2007 (Inception) to March 31,
	2014	2013	2014

Revenues	$-	$-	$733

Operating expenses
Research and Development	967	1,005	16,469
General and Administrative	565	53	2,343
Total operating expenses	(1,532)	1,058	18,812

Loss from operations	(1,532)	(1,058)	(18,079)

Interest income	-	-	40
Other income	-	-	9
Interest expense	-	-	(2)
Fair value of warrant liabilities in excess of proceeds from financing	(946)	-	(946)
Change in fair value of derivative liabilities	2,106	-	6,271
Total other income, net	1,160	-	5,372

Net loss	$(372)	$(1,058)	$(12,707)

Comprehensive loss:
Net loss	$(372)	$(1,058)	$(12,707)
Unrealized loss on marketable securities	(1,451)	-	-
Total comprehensive loss	$(1,823)	$(1,058)	$(12,707)

Net loss per common share:
Basic loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding, basic	324,471	57,255
Diluted loss per share	$(0.00)	$(0.02)
Weighted average common shares outstanding, diluted	324,471	57,255

Cocrystal Pharma, Inc.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated other comprehensive loss	Deficit Accumulated During the Development Stage	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	7,046	$10,108	279	$-		$-	$3,502	$-	$(12,335)	$(8,833)
Conversion of Series A Convertible Preferred Stock	(7,046)	(10,108)	721	1			10,107			10,108
Merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.					115,907	116	(1,672)			(1,556)
Exercise of common stock options					175		19			19
Stock-based compensation							11			11
Issuance of common stock and warrants in January 2014					5,500	6	(6)			-
Unrealized loss on marketable securities								(1,451)		(1,451)
Net loss									(372)	(372)

Balance as of March 31, 2014	-	$-	1,000	$1	121,582	$122	$11,961	$(1,451)	$(12,707)	$(2,074)

Cocrystal Pharma, Inc.
(a development stage company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Three months ended March 31,		Period from January 9, 2007 (inception) to March 31,
	2014	2013	2014

Operating activities:
Net loss	$(372)	$(1,058)	$(12,707)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	57	60	793
Stock based compensation	11	18	363
Fair value of warrant liabilities in excess of proceeds from financing	946	-	946
Change in fair value of derivative liabilities	(2,106)	-	(6,271)
Changes in operating assets and liabilities, net of effects of reverse merger with Biozone Pharmaceuticals, Inc.:
Prepaid expenses and other current assets	(10)	27	(166)
Accounts payable and accrued expenses	(306)	1	57
Net cash used in operating activities	(1,780)	(952)	(16,985)

Investing activities:
Capital expenditures	-	-	(1,204)
Cash acquired in reverse merger with Biozone Pharmaceuticals, Inc.	589	-	589
Long term deposits	(13)	-	(13)
Net cash provided by (used in) investing activities	576	-	(628)

Financing activitities
Proceeds from issuance of Series A preferred stock, net of issuance costs	-	-	10,108
Proceeds from issuance of common stock and options to Teva, net of issuance costs	-	-	7,328
Proceeds from exercise of stock options	19	4	26
Proceeds from issuance of common stock and warrants	2,750	-	2,750
Net cash provided by financing activities	2,769	4	20,212

Net increase (decrease) in cash and cash equivalents	1,565	(948)	2,599
Cash and cash equivalents at beginning of period	1,034	4,717	-
Cash and cash equivalents at end of period	$2,599	$3,769	$2,599

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on marketable securities	$(1,451)		$(1,451)
Assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	$3		$3
Marketable securities	8,737		8,737
Accounts payable and accrued expenses	410		410
Derivative liabilities	10,475		10,475

Cocrystal Pharma, Inc.
Notes to the Consolidated Financial Statements
March 31, 2014
(unaudited)

Note 1- Organization and Significant Accounting Policies

Overview

On January 2, 2014, Biozone Pharmaceuticals, Inc. merged with Cocrystal Discovery, Inc (as further described below).  The Company was previously incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. ("Biozone"). On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc. ("we", the "Company", or "Cocrystal").

Our primary business going forward is to develop novel medicines for use in the treatment of human viral diseases.  Cocrystal has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since its initial funding in 2008. Subsequent funding was provided to Cocrystal Discovery, Inc. ("Cocrystal Discovery") by Teva Pharmaceuticals Industries, Ltd., or Teva, in 2011.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Effective January 2, 2014, Biozone, Biozone Acquisitions Co., Inc., a wholly-owned subsidiary of Biozone (the “Merger Sub”), and Cocrystal Discovery entered into and closed an Agreement and Plan of Merger (the “Merger Agreement”). Pursuant to the Merger Agreement, Merger Sub merged with and into Cocrystal Discovery (the “Merger”), with Cocrystal Discovery continuing as the surviving corporation and a wholly-owned subsidiary of Biozone. Cocrystal Discovery is considered the accounting acquirer as its shareholders own 60% of the combined entity after the Merger. In connection with the Merger agreement, all of the Company’s shares of Series A preferred stock were first converted to common stock, and Biozone then issued to Cocrystal Discovery’s security holders a total of 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”) (at a ratio of 0.07454 Series B stock for each common share of Cocrystal Discovery). The Series B shares: (i) automatically convert into shares of the Company’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that the Company has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis and (iii) have a nominal liquidation preference. Additionally, the Company assumed all of the outstanding stock options under the Cocrystal Discovery 2007 Equity Incentive Plan. Subsequent to the Merger, Biozone changed its name to Cocrystal Pharma, Inc.

The Merger is being treated as a reverse merger and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Biozone’s operations were disposed of immediately prior to the consummation of the Merger as reported on a Form 8-K filed by Biozone on January 2, 2014. Cocrystal Discovery is treated as the accounting acquirer as its shareholders control the Company after the Merger, even though Biozone was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Cocrystal Discovery as if Cocrystal Discovery had always been the reporting company and, on the Merger date, changed its name and reorganized its capital stock. Since Biozone had no operations upon the Merger taking place, the transaction was treated as a recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of 0.07454 Series B shares for each one common share of Cocrystal Discovery.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Accordingly, the Company is considered to be in the development stage as of March 31, 2014, as defined by guidance issued by the Financial Accounting Standards Board (“FASB”). Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through March 31, 2014, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings.

As of March 31, 2014, the Company had a deficit accumulated during the development stage of $12.7 million. During the three month period ended March 31, 2014, the Company incurred a net loss of $0.4 million and a loss from operations of $1.5 million. Cash used in operating activities was approximately $1.8 million for the three months ended March 31, 2014. The Company expects to continue to incur substantial losses and negative cash flows from operations over the next several years during its clinical development phase. As of the date of this report, the Company anticipates its existing cash, cash equivalents, and marketable securities are sufficient to fund its near term liquidity needs for at least the next 12 months.

To fully execute its business plan, the Company will need to complete certain research and development activities and clinical studies. Further, the Company’s product candidates will require regulatory approval prior to commercialization. These activities may span many years and require substantial expenditures to complete and may ultimately be unsuccessful. Any delays in completing these activities could adversely impact the Company. The Company will need substantial additional financing to conduct new trials in the development of any of its product candidates; such financing may not be available on terms favorable to the Company, if at all. The Company plans to meet its capital requirements primarily through issuances of equity securities, debt financing, potential partnerships and, in the longer term, revenue from product sales. Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Discovery, Inc. included in our Form 8-K/A filed with the SEC on March 20, 2014 (“Form 8-K/A”) and the Annual Report on Form 10-K/A for the year ended December 31, 2013 of Biozone Pharmaceuticals, Inc. filed on April 4, 2014 (“Annual Report”) which contain information useful to understanding the Company's businesses and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year end balance sheet. Our significant accounting policies and practices are presented as Note 2 to the financial statements included in Form 8-K/A and Note 2 to the financial statements included in the Annual Report.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Note 2 – Fair Value Measurements

The company follows FASB Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements and Disclosures,” (“ASC 820”) for the company’s financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and are re-measured and reported at fair value at least annually using a fair value hierarchy that is broken down into three levels. Level inputs are as defined as follows:

Level 1 — quoted prices in active markets for identical assets or liabilities.
Level 2 — other significant observable inputs for the assets or liabilities through corroboration with market data at the measurement date.
Level 3 — significant unobservable inputs that reflect management’s best estimate of what market participants would use to price the assets or liabilities at the measurement date.

The company categorized its cash equivalents and marketable securities with no trading restrictions as Level 1 fair value measurements. As further discussed in Note 8 below, certain of the Company’s marketable securities are subject to restrictions on sale and an option for the issuer to repurchase those shares from the Company as of March 31, 2014.  The fair value of these marketable securities is therefore considered to be a Level 2 fair value measurement.  The valuation for Level 1 financial instruments was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The valuation for the marketable securities categorized as Level 2 was based on an applying a discount for lack of marketability to the quoted market price of the unrestricted securities held by the Company.  The Company categorized its warrants potentially settleable in cash and its options issued to Teva Pharmaceuticals, Inc. as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model, using assumptions consistent with our application of ASC 718.
		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	March 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash Equivalents	$2,599	$2,599	$-	$-
Marketable securities	7,285	4,014	3,271
Total assets	$9,884	$6,613	$3,271	$-

Liabilities:
Warrants potentially settleable in cash	$12,089	$-	$-	$12,089
Total liabilities	$12,089	$-	$-	12,089

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2013	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Cash Equivalents	$1,034	$1,034	$-	$-
Total assets	$1,034	$1,034	$-	-

Liabilities:
Derivative liability	$23	$-	$-	$23
Total liabilities	$23	$-	$-	23

The company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2014 or 2013. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2014 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Balance, January 1, 2014	$23
Change in fair value of Teva option	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	10,475
Estimated fair value of warrants issued in January sale of common stock	3,696
Change in fair value of warrants for the period ended March 31, 2014	(2,082)
Balance at March 31, 2014	$12,089

Note 3 – Stockholders’ equity (deficit)

Preferred Stock — The Company has authorized up to 5,000,000 shares of preferred stock, $0.001 par value per share, for issuance. The preferred stock will have such rights, preferences, privileges and restrictions, including voting rights, dividend rights, conversion rights, redemption privileges and liquidation preferences, as shall be determined by the Company’s board of directors upon its issuance.  In connection with the Merger Agreement, the Company issued to Cocrystal Discovery’s security holders 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”).  The Series B shares: (i) automatically convert into shares of the Company’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that the Company has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis and (iii) have a nominal liquidation preference.

Common Stock — The Company has authorized up to 200,000,000 shares of common stock, $0.001 par value per share, for issuance. As noted above, the shares of Series B will automatically convert into shares of the Company’s common stock at such time that the Company has sufficient authorized capital.  In addition to the 205,083,086 shares issuable upon conversion of the Series B, shares of common stock are reserved for future issuance as follows as of March 31, 2014 (in thousands):

Warrants outstanding	26,669
Stock options outstanding	4,156
Options reserved for future issuance under the Company's 2007 Incentive Plan	49,268
Total reserved for future issuance	80,093

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2014 (in thousands):

	January 2012 warrants	February 2012 warrants	June 2013 warrants	June 2013 warrants	August 2013 warrants	October 2013 warrants	October 2013 warrants	January 2014 warrants	Total

Outstanding, January 1, 2014	-	-	-	-	-	-	-	-	-
Warrants acquired in merger	650	1,000	455	1,864	10,000	200	7,000		21,169
Warrants granted in period ended March 31, 2014								5,500	5,500
Outstanding, March 31, 2014	650	1,000	455	1,864	10,000	200	7,000	5,500	26,669

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in February 2012, August 2013, October 2013 and January 2014.  These warrants are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as other income (expense). The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2014:

	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 warrants	January 2014 warrants
Strike price	$0.60	$0.40	$0.50	$0.50	$0.50
Expected term (years)	1.9	9.4	4.6	9.6	9.8
Cumulative volatility %	73%	105%	84%	105%	105%
Risk-free rate %	0.36%	2.92%	1.32%	2.92%	2.96%

The Company’s expected volatility is based on a combination of implied volatilities of similar publicly traded entities given that the Company has limited history of its own observable stock price. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the balance sheet date. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

Warrants classified as equity

Warrants other than those in the above table were recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet.

Note 5 – Stock-based compensation

As of December 31, 2013, Cocrystal Discovery had 288,000 stock options outstanding.  As a result of the merger between Cocrystal Discovery and Biozone, these options were converted into 4,402,890 stock options in Biozone based on the exchange ratio of 15.28784681 to one.  No additional options were granted in the three months ended March 31, 2014.

The Company recorded approximately $11,000 of stock-based compensation related to employee and non-employee stock options for the three months ended March 31, 2014. As of March 31, 2014, there was $63,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 2.1 years.

As of March 31, 2014, an aggregate of 49,267,762 shares of common stock were reserved for issuance under the Company’s 2007 Incentive Plan, including 4,156,012 shares subject to outstanding common stock options granted under the plan and 49,336,064 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The company is using unissued shares for all shares issued for options, restricted share awards and ESPP issuances.

	Total number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding options at January 1, 2014	4,402,890	$0.11	$2,038,538
Granted	-
Exercised	(175,272)	0.11	80,976
Cancelled	(71,606)	0.11	32,939
Outstanding at March 31, 2014	4,156,012	$0.11	$1,911,766

Options exercisable at March 31, 2014	3,652,470	$0.10	$1,701,827

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2014 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on March 31, 2014 of $0.57 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 6 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares). Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of Series A preferred stock in 2013. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

The following table sets forth the number of potential common shares excluded from the calculation of net loss per diluted share for the three-month periods ended March 31, 2014 and 2013 (in thousands):

	Three months ended March 31,
	2014	2013
Options to purchase common stock	4,156	4,403
Warrants to purchase common stock	26,669	1,650
Series A convertible preferred stock	-	9,256
Total	30,825	15,309

Note 7 – Marketable securities held

On January 2, 2014, Biozone sold substantially all its operating assets, including its manufacturing facility in California, to Musclepharm Corporation (“Musclepharm”), a public company trading on the OTCBB, in exchange for 1,200,000 shares of Musclepharm common stock. 600,000 shares were placed into escrow for a period of 9 months (the “Escrow Period”) to cover indemnification obligations. Additionally, Musclepharm has the option to purchase the shares held in escrow at a purchase price of $10.00 per share during the Escrow Period (the “Call Option”).  The remaining 600,000 non-escrowed shares were issued to Biozone upon closing and are subject to a lockup agreement which permits private sales.  This transaction occurred immediately prior to the Merger described in Note 1 above.

The estimated fair value of the Musclepharm escrowed securities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the securities since the most recent balance sheet date is recorded as a component of other comprehensive income (loss). Since the shares held in escrow are subject to restrictions on the Company’s ability to sell and are also subject to the Call Option, the fair value of such shares is estimated by applying a discount for lack of marketability and for the Call Option to the quoted market price of unrestricted shares of Musclepharm.  The fair value of the Call Option was estimated to be approximately $138,000 as of March 31, 2014 and the discount for lack of marketability was estimated to be approximately $605,000.  As a result, the escrowed Musclepharm shares are recorded on the consolidated balance sheet at their estimated fair value of $3,271,000 as of March 31, 2014, which represents a discount totaling $743,000 from the market price of $4,014,000 of those shares.

Note 8 – Financing

On January 21, 2014, the Company completed the sale of 5,500,000 shares of its common stock in a private placement in exchange for $2,750,000. 5,500,000 warrants to purchase common stock at an exercise price of $0.50 for a period of ten years were issued in conjunction with this sale. These warrants were recorded as liabilities upon issuance due to potential cash settlement provisions, as discussed in Note 4. The fair value of these warrants was estimated to be $3,696,000 at issuance. As this exceeds total proceeds received of $2,750,000, the excess of $946,000 was expensed during the three months ended March 31, 2014.

Note 9 - Licenses and Collaborations

Agreements with Teva Pharmaceuticals

On September 13, 2011, the Company signed a Share Purchase Agreement with Teva Pharmaceuticals Industries Limited (“Teva”). Under the terms of this agreement, Teva agreed to purchase, in an initial closing, 687,442 shares of the Company’s common stock for $7.5 million and, concurrent with the purchase of the common stock, also obtained options to purchase an additional $37.5 million of the Company’s common stock according to a predefined valuation schedule and predefined percentages of the Company’s outstanding common stock and preferred stock on an as-converted basis. As of December 31, 2013, Teva had not exercised any options to purchase additional common stock and the only remaining option was for an additional $7.5 million of common stock. The other options under the agreement had expired as of December 31, 2013 due to the passage of time and were no longer exercisable.

Contemporaneous with the signing of the Share Purchase Agreement, the Company also signed a Research and Collaboration Agreement, and an Exclusive License Option Agreement. Under the terms of the Research and Collaboration agreement, the Company is to carry out a research and development program (“R&D Program”) under the direction of a Joint Research Committee with members from the Company and Teva. The goal of the R&D Program is to develop novel therapeutics for Hepatitis C that target the viral polymerase enzyme involved in replication of the virus. To maintain its license option, Teva was required to invest an additional $7.5 million as described above prior to the Company spending all of the funds originally received in the September 2011 $7.5 million investment. As of December 31, 2013, the Company had expended approximately $7.2 million of these funds. As of March 31, 2014, these funds had been fully expended.

Accounting Treatment

Options to Purchase Additional Common Shares

The Company determined that Teva’s options to purchase additional shares of common stock were freestanding instruments that were required to be classified as liabilities and carried at fair value under the provisions of ASC 480-10, Distinguishing Liabilities from Equity.  Accordingly, the Company allocated the proceeds from the initial $7.5 million investment between the common stock and the options to purchase additional shares of common stock under the terms outlined in the Share Purchase Agreement.  The Company recorded a liability of $4.2 million for the initial fair value of Teva’s options in 2011, and allocated the remainder of the proceeds to common stock issued for $3.1 million, net of transaction costs of $172,000.

The liability representing the fair value of the options was included on the accompanying balance sheets as “Derivative liability” and was required to be remeasured at fair value at each reporting date.  The fair value of the options to purchase additional common stock was estimated using a probability-weighted Black-Scholes-Merton model.  As of March 31, 2014, all such options had expired and the liability was reduced to zero.

Note 10- Contingencies

When one of the founders of Biozone Labs financed the property from which its principal operations were conducted, which property is indirectly owned by the founder, Biozone Labs was required to guarantee the note and performance under the deed of trust securing repayment of the note (together with the founder, his wife and the other founder). As of December 31, 2013, the approximate principal sum due the bank under the note was $2.5 million, which we understand is well in excess of current fair market value of the real property security.

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

On March 27, 2014, the founder/landlord filed suit in the Contra Costa County Court against us and our subsidiary, Biozone Laboratories, Inc. as well as Musclepharm alleging the assignment of the lease to Musclepharm was a violation of the lease and its provision requiring the landlord’s consent for a change of control.  As indicated above, the landlord failed to either approve or reject the proposed assignment when requested last December, and provided no reasonable basis for refusing to approve the assignment.  Further, he has continued to cash the rent checks from MusclePharm (January through March), without objection or reservation of his rights. Only upon the bank’s default and acceleration did the landlord express any objection to the assignment.  Our counsel has advised us that in engaging in the foregoing conduct, the landlord waived its right to assert a default due to the change in control.  We agreed to indemnify Musclepharm for its expenses if it were evicted as the result of any action taken by the landlord in contrast to the bank. The costs of any move would be substantial.  We intend to vigorously defend the action to prevent Musclepharm’s eviction.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, and those discussed in Part II, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Overview-

Cocrystal Pharma, Inc. ("Cocrystal") is a biotechnology company which develops novel medicines for use in the treatment of human viral diseases. Cocrystal has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since its initial funding in 2008. Subsequent funding was provided to Cocrystal Discovery by Teva Pharmaceuticals Industries, Ltd. in 2011. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Highlights

During the three months ended March 31, 2014, the Company, through Cocrystal Discovery, focused on its research and development efforts as it moves toward seeking regulatory approval to commence clinical trials. We expect to file with appropriate regulators as follows:

•	Hepatitis C. We expect to file an Investigational New Drug application with the U.S. Food & Drug Administration in December 2014;
•	Influenza. We expect to file an Investigational New Drug application with the U.S. Food & Drug Administration in December 2015;
•	Rhinovirus (HRV) to treat the common cold. We expect to file an Investigational New Drug application with the U.S. Food & Drug Administration in December 2016.

On March 18, 2014, we reincorporated in Delaware under the name Cocrystal Pharma, Inc. ("Cocrystal"). We were previously incorporated in Nevada under the name Biozone Pharmaceuticals, Inc ("Biozone"). Our only operating subsidiary is Cocrystal Discovery, Inc., which we merged with on January 2, 2014.  Immediately prior to the Cocrystal Discovery merger, on January 2, 2014, we completed the sale of substantially all of our operating assets to a subsidiary of MusclePharm Corporation ("MusclePharm") in exchange for common stock of MusclePharm. For a description of the assets we retained immediately upon completion of the MusclePharm asset sale, see Note 7. This transaction was accounted for as a reverse merger between Biozone and Cocrystal Discovery.

Results of Operations for the Three Months Ended March 31, 2014 and March 31, 2013

The following discussion consists of the results of operations of Cocrystal Discovery combined with ongoing corporate overhead at the Cocrystal or public company level.

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the quarters ended March 31, 2014 and 2013. For the three months ended March 31, 2014, we had a net loss of approximately $372,000 compared to a net loss of approximately $1,058,000 for the same period in 2013. Our loss of $0.00 per basic and diluted share for the quarter ended March 31, 2014 compared to $0.02 per basic and diluted share for the quarter ended March 31, 2013 is affected by the substantial difference in outstanding shares following the January 2, 2014 reverse merger. Because the inclusion of potential common shares would be anti-dilutive for all periods presented, diluted net loss per common share is the same as basic net loss per common share.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our 12 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase as we expand our pre-clinical development activities.

Total research and development expenses were approximately $967,000 for the three months ended March 31, 2014, compared with $1,005,000 for the three months ended March 31, 2013. The decrease of $38,000, or 3%, was due to a slight decrease in the personnel, lab supply and services costs.

 General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense was $565,000 for the three months ended March 31, 2014, compared with $53,000 for the three months ended March 31, 2013. The increase of $512,000, or 966%, was due to a $100,000 increase in compensation-related costs, a $370,000 increase in accounting, legal and other professional services associated with the merger and financing costs, and a $35,000 increase in facilities costs.

Interest Income/Expense

Interest income (expense) was negligible for each of the three months ended March 31, 2014 and 2013. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income was $1,160,000 for the three months ended March 31, 2014, compared with $0 for the three months ended March 31, 2013. The increase in other income of $1,160,000 was due to a decrease in the fair value of derivative liabilities during the three months ended March 31, 2014 offset by expense of $964,000 for the difference between the proceeds received in our January 2014 common stock financing and the fair value of the warrants issued with the common stock.  These derivative liabilities are warrants to acquire the Company’s common stock that are potentially settleable in cash.

Liquidity and Capital Resources

For the three months ended March 31, 2014, net cash used by operating activities was approximately $1,780,000 compared to net cash used by operating activities of approximately $952,000 for the same quarter in 2013. In 2014, net cash used by operating activities was primarily due to the net operating loss of $1,532,000 and cash used to pay down current liabilities of $306,000, much of which related to accounts payable acquired in the reverse merger.

For the three months ended March 31, 2014, cash provided by investing activities was $576,000, primarily consisting of cash of $589,000 acquired in the merger with Biozone Laboratories, while in the three months ended March 31, 2013 we used $0 of net cash in investing activities.

For the three months ended March 31, 2014, net cash provided by financing activities totaled approximately $2,769,000, principally from our January 2014 private placement of common stock.   In addition we raised $19,000 in common stock option exercises.  For the three months ended March 31, 2013, net cash from financing activities provided approximately $4,000, from common stock option exercises.

We had cash, cash equivalents, and marketable securities of approximately $2.6 million as of March 31, 2014, compared with $1.0 million as of December 31, 2013. The increase of $1.6 million in our cash and cash equivalents from December 31, 2013 to March 31, 2014 was attributable primarily to our $2.75 million common stock financing which closed in January 2014, as well as the cash acquired in the reverse merger, offset by our operating loss for the period.

Cocrystal believes that its current cash and cash equivalents of $2,000,000 as of May 8, 2014, and the assets acquired in the reverse merger, including the 1,200,000 shares of common stock of MusclePharm (which closed at $10.00 on May 8, 2014), a publicly traded company, will be sufficient to allow Cocrystal to fund its current operating plan for at least the next 12 months. A portion of the MusclePharm common stock (600,000 shares) is being held in escrow until October 2014 to satisfy any breaches of representations under the Asset Purchase Agreement.  As Cocrystal continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support Cocrystal’s cost structure. Cocrystal may never achieve profitability, and unless and until it does, Cocrystal will continue to need to raise additional capital. Over the next 12 months ending March 31, 2015, we estimate negative cash flow of approximately $7 million.  Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition we may, if appropriate or necessary, sell the MusclePharm common stock. There can be no assurances, however, that additional funding will be available on terms acceptable to Cocrystal, or at all.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our anticipated regulatory filings, cash flow deficit and liquidity.   The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include our ability to raise sufficient capital, unanticipated events which adversely affect the timing and success of our regulatory filings, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates.  Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K, as amended. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Recent Accounting Pronouncements

None.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K/A for the year ended December 31, 2013 and in the 8-K/A filed on March 20, 2014 with the financial statements of Cocrystal Discovery, Inc. for the year ended December 31, 2013, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2013. Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2014, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described below, to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992), management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of a material weakness relating to accounting for complex financial instruments. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in agreements that contained complex financial instruments, including derivatives. This material weakness resulted in a misstatement of our liabilities and non-cash expense relating to the changes in fair value of the derivative instruments, which was identified by our independent auditors in connection with their audit of Cocrystal Discovery’s financial statements as of and for the year ended December 31, 2013.  This material weakness still exists as of March 31, 2014.  This deficiency could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process of non-routine and complex transactions, including but not limited to equity transactions and licensing transactions, and to utilize outside consultants as necessary in evaluating the accounting for transactions containing complex financial instruments or derivatives. As of March 31, 2014, management has not yet completed these remediation efforts.

Management believes the foregoing efforts will effectively remediate the material weakness. As the Company continues to evaluate and work to improve its internal control over financial reporting, management may execute additional measures to address potential control deficiencies or modify the remediation plan described above. Management will continue to review and make necessary changes to the overall design of the Company’s internal control.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  As of the date of this report, except as described below, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

When one of the founders of Biozone Labs financed the property from which its principal operations were conducted, which property is indirectly owned by the founder, Biozone Labs was required to guarantee the note and performance under the deed of trust securing repayment of the note (together with the founder, his wife and the other founder). As of December 31, 2013, the approximate principal sum due the bank under the note was $2.5 million, which we understand is well in excess of current fair market value of the real property security.

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

On March 27, 2014, the founder/landlord filed suit in the Contra Costa County Court against us and our subsidiary, Biozone Laboratories, Inc. as well as Musclepharm alleging the assignment of the lease to Musclepharm was a violation of the lease and its provision requiring the landlord’s consent for a change of control.  As indicated above, the landlord failed to either approve or reject the proposed assignment when requested last December, and provided no reasonable basis for refusing to approve the assignment.  Further, he has continued to cash the rent checks from MusclePharm (January through March), without objection or reservation of his rights. Only upon the bank’s default and acceleration did the landlord express any objection to the assignment.  Our counsel has advised us that in engaging in the foregoing conduct, the landlord waived its right to assert a default due to the change in control.  We agreed to indemnify Musclepharm for its expenses if it were evicted as the result of any action taken by the landlord in contrast to the bank. The costs of any move would be substantial.  We intend to vigorously defend the action to prevent Musclepharm’s eviction.

ITEM 1.A RISK FACTORS

Not applicable to smaller reporting companies. However, investors   should consider the “Risk Factors” included under Item 7 of our Annual Report on Form 10-K/A for the year ended December 31, 2013, filed on April 4, 2014 with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

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

Cocrystal Pharma, Inc.

Dated: May 15, 2014	By:	/s/ Gary Wilcox
Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger – Cocrystal Discovery	8-K	1/8/14	2.1
2.2	Certificate of Merger – Cocrystal Discovery	8-K	1/8/14	2.2
2.3	Certificate of Merger – Delaware	10-K	4/4/14	2.4
2.4	Articles of Merger - Nevada	10-K	4/4/14	2.5
2.5	Certificate of Designation – Series B	8-K	1/8/14	3.1
3.7	Certificate of Incorporation – Delaware	10-K	4/4/14	3.7
3.8	Bylaws – Delaware	10-K	4/4/14	3.9
10.1	Form of Securities Purchase Agreement - January 2014 Offering	8-K	1/21/14	10.1
10.2	Form of Warrant - January 2014 Offering	8-K	1/21/14	10.2
10.3	Employment Agreement – Gary Wilcox*	8-K	1/8/14	10.1
10.4	Employment Agreement – Sam Lee*	8-K	1/8/14	10.2
10.5	2007 Equity Incentive Plan - Cocrystal Discovery	S-8	1/2/14	10.1
10.13	Form of Indemnification Agreement	10-K	4/4/14	10.13
10.20	Share Purchase Agreement				Filed+
10.21	Research and Collaboration Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.				Filed+
10.22	Exclusive License Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.				Filed+
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

 + Filed pursuant to a confidential treatment request for certain portions of this document.

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