Form 10-Q/A
period 2014-03-31
Cocrystal Pharma, Inc.
filed 2014-08-14
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q /A

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

EXPLANATORY NOTE TO 10-Q/A

This Amendment No. 1 (“Amendment No. 1”) amends the Quarterly Report on Form 10-Q of Cocrystal Pharma, Inc. (the “Company”) for the quarter ended March 31, 2014, originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2014 (the “Original Filing”).  The Company is filing this Amendment No. 1 solely to correct the inadvertent omission of the Chief Financial Officer’s certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Cocrystal Pharma, Inc.

Dated: August 14, 2014	By:	/s/ Gary Wilcox Gary Wilcox
Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2014	By:	/s/ Gerald McGuire Gerald McGuire
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger – Cocrystal Discovery	8-K	1/8/14	2.1
2.2	Certificate of Merger – Cocrystal Discovery	8-K	1/8/14	2.2
2.3	Certificate of Merger – Delaware	10-K	4/4/14	2.4
2.4	Articles of Merger - Nevada	10-K	4/4/14	2.5
2.5	Certificate of Designation – Series B	8-K	1/8/14	3.1
3.7	Certificate of Incorporation – Delaware	10-K	4/4/14	3.7
3.8	Bylaws – Delaware	10-K	4/4/14	3.9
10.1	Form of Securities Purchase Agreement - January 2014 Offering	8-K	1/21/14	10.1
10.2	Form of Warrant - January 2014 Offering	8-K	1/21/14	10.2
10.3	Employment Agreement – Gary Wilcox*	8-K	1/8/14	10.1
10.4	Employment Agreement – Sam Lee*	8-K	1/8/14	10.2
10.5	2007 Equity Incentive Plan - Cocrystal Discovery	S-8	1/2/14	10.1
10.13	Form of Indemnification Agreement	10-K	4/4/14	10.13
10.20	Share Purchase Agreement				Filed+
10.21	Research and Collaboration Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.				Filed+
10.22	Exclusive License Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.				Filed+
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document	10-Q	5/15/14
101.SCH	XBRL Taxonomy Extension Schema Document	10-Q	5/15/14
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-Q	5/15/14
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-Q	5/15/14
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	10-Q	5/15/14
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-Q	5/15/14

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