Form 10-Q
period 2014-06-30
Cocrystal Pharma, Inc.
filed 2014-08-14
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of August 8, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 121,959,404.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2014

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,074	$1,034
Marketable securities	5,719	-
Prepaid and other current assets	156	139
Mortgage note receivable, current portion	148	-
Total current assets	10,097	1,173

Property and equipment, net	361	469
Deposits	31	19
Mortgage note receivable, long-term portion	2,478	-
Total assets	$12,967	$1,661

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	180	224
Accrued expenses	281	139
Derivative liabilities	6,450	23
Total current liabilities	6,911	386
Total liabilities	6,911	386

Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; 7,150 shares authorized; 0 and 7,046 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively; liquidation preference of $14,000 as of December 31, 2013	-	10,108

Stockholders' equity (deficit):
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 1,000 and 279 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	1	-
Common stock, $.001 par value; 200,000 and 262,186 shares authorized, 121,885 and 0 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	122	-
Additional paid-in capital	12,084	3,502
Accumulated other comprehensive income	1,827	-
Accumulated deficit	(7,978)	(12,335)
Total stockholders' equity (deficit)	6,056	(8,833)

Total liabilities and stockholders' equity (deficit)	$12,967	$1,661

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

Operating expenses
Research and development	$888	$980	$1,853	$1,986
General and administrative	499	51	1,066	104
Total operating expenses	1,387	1,031	2,919	2,090

Loss from operations	(1,387)	(1,031)	(2,919)	(2,090)

Interest income	-	1	-	2
Realized gain on sale of marketable securities	480	-	480	-
Other expense	(2)	-	(2)	-
Fair value of warrant liabilities in excess of proceeds from financing	-	-	(946)	-
Change in fair value of derivative liabilities	5,639	-	7,744	-
Total other income, net	6,117	1	7,276	2

Income (loss) before income taxes	4,730	(1,030)	4,357	(2,088)

Income taxes	-	-	-	-

Net income (loss)	$4,730	$(1,030)	$4,357	$(2,088)

Comprehensive income (loss):
Net income (loss)	$4,730	$(1,030)	$4,357	$(2,088)
Unrealized gain on marketable securities	3,354	-	1,827	-
Total comprehensive income (loss)	$8,084	$(1,030)	$6,184	$(2,088)

Net income (loss) per common share:
Basic income (loss) per share	$0.01	$(0.02)	$0.01	$(0.04)
Weighted average common shares outstanding, basic	326,760	57,255	326,160	57,255
Diluted loss per share	$(0.00)	$(0.02)	$(0.01)	$(0.04)
Weighted average common shares outstanding, diluted	326,760	57,255	326,160	57,255

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	7,046	$10,108	279	$-		$-	$3,502	$-	$(12,335)	$(8,833)
Conversion of series A convertible stock	(7,046)	(10,108)	721	1	-	-	10,107	-	-	10,108
Merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.	-	-	-	-	115,907	116	(1,596)	-	-	(1,480)
Exercise of common stock options	-	-	-	-	478	-	57	-	-	57
Stock-based compensation	-	-	-	-	-	-	20	-	-	20
Issuance of common stock and warrants in January 2014	-	-	-		5,500	6	(6)	-	-	-
Unrealized gain on marketable securities	-	-	-	-	-	-	-	1,827	-	1,827
Net income	-	-	-	-	-	-	-	-	4,357	4,357

Balance as of June 30, 2014	-	$-	1,000	$1	121,885	$122	$12,084	$1,827	$(7,978)	$6,056

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June,
	2014	2013
Operating activities:
Net income (loss)	$4,357	$(2,088)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	107	119
Stock-based compensation	20	31
Fair value of warrant liabilities in excess of proceeds from financing	946	-
Change in fair value of derivative liabilities	(7,744)	-
Realized gain on sale of marketable securities	(480)	-
Loss on sale of equipment	2	-
Changes in operating assets and liabilities, net of effects of reverse merger with Biozone Pharmaceuticals, Inc.:
Prepaid expenses and other current assets	(14)	41
Accounts payable and accrued expenses	(312)	(33)
Net cash used in operating activities	(3,118)	(1,930)

Investment activities:
Cash acquired in reverse merger with Biozone Pharmaceuticals, Inc.	589	-
Long term deposits	(12)	-
Proceeds from sale of marketable securities	5,400	-
Investment in mortgage note receivable	(2,626)	-
Net cash provided by investing activities	3,351	-

Financing activities
Proceeds from exercise of stock options	57	5
Proceeds from issuance of common stock and warrants	2,750	-
Net cash provided by financing activities	2,807	5

Net increase (decrease) in cash and cash equivalents	3,040	(1,925)
Cash and cash equivalents at beginning of period	1,034	4,717
Cash and cash equivalents at end of period	$4,074	$2,792

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities	$1,827	$-
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	$3	$-
Marketable securities	8,811	-
Accounts payable and accrued expenses	410	-
Derivative liabilities	10,475	-

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2014
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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through June 30, 2014, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings.

As of June 30, 2014, the Company had an accumulated deficit of $8.0 million. During the three month period ended June 30, 2014, the Company had a loss from operations of $1.4 million. During the six month period ended June 30, 2014, the Company had a loss from operations of $2.9 million. Cash used in operating activities was approximately $3.1 million for the six months ended June 30, 2014. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its clinical development phase.

In addition to the Company’s cash balance of $4,074,000 as of June 30, 2014, the Company owns 600,000 shares of MusclePharm, Inc. (“MusclePharm”) common stock, as further discussed in Note 7. The 600,000 shares are held in escrow until October 2014 to satisfy any breaches of representations under the Merger Agreement.  The Company is uncertain whether the pending eviction proceeding described in Note 11 below will be used by MusclePharm to delay delivery of the shares from escrow. Unless the Company is able to sell the shares of MusclePharm, it does not have sufficient cash to fund its current operating plan for at least the next 12 months.  As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, which is a number of years in the future. Once that occurs, it will have to achieve a level of revenues adequate to support its cost structure. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital. The Company intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition it may, if appropriate or necessary, sell the MusclePharm common stock, if released from escrow. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.  Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Discovery, Inc. included in our Form 8-K/A filed with the SEC on March 20, 2014 (“Form 8-K/A”) and the Annual Report on Form 10-K/A for the year ended December 31, 2013 of Biozone Pharmaceuticals, Inc. filed on April 4, 2014 (“Annual Report”) which contain information useful to understanding the Company's businesses and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-Q/A.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP.  Under previous guidance, DSEs were required to report incremental information, including inception-to-date financial information, in their financial statements.  A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business.  Entities classified as DSEs are no longer subject to these incremental reporting requirements after adopting ASU No. 2014-10.  ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception.  The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs, starting with this Quarterly Report on Form 10-Q.

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

The company categorized its cash equivalents as Level 1 fair value measurements. As further discussed in Note 8 below, the Company’s marketable securities are subject to restrictions on sale and an option for the issuer to repurchase those shares from the Company as of June 30, 2014.  The fair value of these marketable securities is therefore considered to be a Level 2 fair value measurement.  The valuation for Level 1 financial instruments was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The valuation for the marketable securities categorized as Level 2 was based on applying a discount for lack of marketability to the quoted market price of the issuer’s unrestricted securities.  The Company categorized its warrants potentially settleable in cash and its options issued to Teva Pharmaceuticals, Inc. as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model, using assumptions consistent with our application of ASC 718.

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	June 30, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$4,074	$4,074	$-	$-
Marketable securities	5,719	-	5,719	-
Total assets	$9,793	$4,074	$5,719	$-

Liabilities:
Warrants potentially settleable in cash	$6,450	$-	$-	$6,450
Total liabilities	$6,450	$-	$-	6,450

	December 31, 2013	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,034	$1,034	$-	$-
Total assets	$1,034	$1,034	$-	-

Liabilities:
Derivative liability	$23	$-	$-	$23
Total liabilities	$23	$-	$-	23

The company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2014. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2014 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Balance, January 1, 2014	$23
Change in fair value of Teva option	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	10,475
Estimated fair value of warrants issued in January common stock sale	3,696
Change in fair value of warrants for the period ended June 30, 2014	(7,721)
Balance at June 30, 2014	$6,450

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

Common Stock — The Company has authorized up to 200,000,000 shares of common stock, $0.001 par value per share, for issuance. As noted above, the shares of Series B will automatically convert into shares of the Company’s common stock at such time that the Company has sufficient authorized capital.  In addition to the 205,083,086 shares issuable upon conversion of the Series B, shares of common stock are reserved for future issuance as follows as of June 30, 2014 (in thousands):

As of June 30, 2014
Warrants outstanding	26,669
Stock options outstanding	3,848
Options reserved for future issuance under the Company's 2007 Incentive Plan	49,273
Total reserved for future issuance	79,790

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2014 (in thousands):

	January 2012 warrants	February 2012 warrants	June 2013 warrants	June 2013 warrants	August 2013 warrants	October 2013 warrants	Series A warrants	January 2014 warrants	Total

Outstanding, January 1, 2014	-	-	-	-	-	-	-	-	-
Warrants acquired in merger	650	1,000	455	1,864	10,000	200	7,000	-	21,169
Warrants issued	-	-	-	-	-	-	-	5,500	5,500
Outstanding, June 30, 2014	650	1,000	455	1,864	10,000	200	7,000	5,500	26,669

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive income (loss) as other income (expense). The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2014:

	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.40	$0.50	$0.50	$0.50

Expected term (years)	1.6	9.1	4.3	9.3	9.5
Cumulative volatility %	67%	105%	82%	105%	105%
Risk-free rate %	0.35%	2.42%	1.36%	2.44%	2.47%

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

Note 5 – Stock-based compensation

As of December 31, 2013, Cocrystal Discovery had 288,000 stock options outstanding.  As a result of the merger between Cocrystal Discovery and Biozone, these options were converted into 4,402,890 stock options in Biozone based on the exchange ratio of 15.28784681 to one.  No additional options were granted in the six months ended June 30, 2014.

The Company recorded approximately $9,000 and $20,000 of stock-based compensation related to employee and non-employee stock options for the three months and six months ended June 30, 2014, respectively. As of June 30, 2014, there was $44,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.9 years.

As of June 30, 2014, an aggregate of 53,599,046 shares of common stock were reserved for issuance under the Company’s 2007 Incentive Plan, including 3,848,393 shares subject to outstanding common stock options granted under the plan and 49,272,858 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable. Vesting periods of options granted to date have not exceeded four years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The company is using unissued shares for all shares issued for options and restricted share awards.

	Total number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding options at January 1, 2014	4,402,890	0.11	$937,816
Granted	-	-	-
Exercised	(477,795)	0.11	(101,293)
Cancelled	(76,702)	0.11	(16,107)
Outstanding at June 30, 2014	3,848,393	$0.11	$808,163

Options exercisable at June 30, 2014	3,918,139	$0.10	$861,991

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2014 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on June 30, 2014 of $0.32 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the company’s common stock and the exercise price of the underlying options.

Note 6 – Net Income (Loss) per Share

The Company accounts for and discloses net income (loss) per common share in accordance with FASB ASC Topic 260, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares). Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of Series A preferred stock in 2013. Because the inclusion of potential common shares would be anti-dilutive for all 2013 periods presented, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the computation of basic and diluted net income (loss) per share.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Net income/(loss)	$4,730	$(1,030)	$4,357	$(2,088)
Less change in fair value of derivative liability	5,639	-	7,744	-
Net loss attributable to shareholders	(909)	(1,030)	(3,387)	(2,088)

Denominator:
Basic and diluted weighted-average shares outstanding	326,760	57,255	326,160	57,255

Net income (loss) per share:
Basic	$0.01	$(0.02)	$0.01	$(0.04)
Diluted	$(0.00)	$(0.02)	$(0.01)	$(0.04)

The following table sets forth the number of potential common shares included for the 2014 calculations of net income (loss) per diluted share and excluded from the 2013 calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	Three and Six months ended June 30,
	2014	2013
Options to purchase common stock	3,848	4,403
Warrants to purchase common stock	26,669	3,969
Series A convertible preferred stock	-	9,256
Total	30,517	17,628

Note 7 – Marketable securities held

On January 2, 2014, Biozone sold substantially all its operating assets to Musclepharm Corporation (“Musclepharm”), a public company trading on the OTCBB, in exchange for 1,200,000 shares of Musclepharm common stock. 600,000 shares were placed into escrow for a period of 9 months (the “Escrow Period”) to cover indemnification obligations. Additionally, Musclepharm has the option to purchase the shares held in escrow at a purchase price of $10.00 per share during the Escrow Period (the “Call Option”).  The remaining 600,000 non-escrowed shares were issued to Biozone upon closing.  This transaction occurred immediately prior to the Merger described in Note 1 above.  These 600,000 non-escrowed shares were sold for $9.00 per share in June 2014 in a private sale.

The estimated fair value of the Musclepharm escrowed securities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the securities since the most recent balance sheet date is recorded as a component of other comprehensive income (loss). Since the shares held in escrow are subject to restrictions on the Company’s ability to sell and are also subject to the Call Option, the fair value of such shares is estimated by applying a discount for lack of marketability and for the Call Option to the quoted market price of unrestricted shares of Musclepharm.  The fair value of the Call Option was estimated to be approximately $1,386,000 as of June 30, 2014 and the discount for lack of marketability was estimated to be approximately $140,000.  As a result, the escrowed Musclepharm shares are recorded on the consolidated balance sheet at their estimated fair value of $5,719,000 as of June 30, 2014, which represents a discount totaling $1,526,000 from the market price of $7,245,000 of those shares.

Note 8 – Financing

On January 21, 2014, the Company completed the sale of 5,500,000 shares of its common stock in a private placement in exchange for $2,750,000. 5,500,000 warrants to purchase common stock at an exercise price of $0.50 for a period of ten years were issued in conjunction with this sale. These warrants were recorded as liabilities upon issuance due to potential cash settlement provisions, as discussed in Note 4. The fair value of these warrants was estimated to be $3,696,000 at issuance. As this exceeds total proceeds received of $2,750,000, the excess of $946,000 was expensed during the six months ended June 30, 2014.

Note 9 - Licenses and Collaborations

On September 13, 2011, the Company signed a Share Purchase Agreement with Teva Pharmaceuticals Industries Limited (“Teva”). Under the terms of this agreement, Teva purchased at an initial closing 687,442 shares of the Company’s common stock for $7.5 million and, concurrent with the purchase of the common stock, obtained options to purchase up to an additional $37.5 million of the Company’s common stock. Teva has not exercised any options to purchase additional common stock, and all options have expired.

Contemporaneous with the signing of the Share Purchase Agreement, the Company also signed a Research and Collaboration Agreement and an Exclusive License Option Agreement with Teva. Under the terms of the Research and Collaboration Agreement, the Company carried out a research and development program (“R&D Program”) to develop novel therapeutics for Hepatitis C that target the viral polymerase enzyme involved in replication of the virus. The R&D Program has been concluded. Teva's options to extend the R&D Program or to receive a license to the technology developed by the Company under the R&D Program have expired. The Company retains all rights to the technology.

Accounting Treatment

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

The liability representing the fair value of the options was included on the accompanying balance sheets as “Derivative liability” and was required to be remeasured at fair value at each reporting date.  The fair value of the options to purchase additional common stock was estimated using a probability-weighted Black-Scholes-Merton model.  As of June 30, 2014, all such options had expired and the liability was reduced to zero.

Note 10 – Mortgage Notes and Other Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements.  At June 30, 2014, the carrying amount of the mortgage note receivable was $2,626,290 which consisted of $2,518,433 of principal, $80,218 of interest and $27,639 of fees paid to the selling bank.  The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%.  The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

Note 11- Contingencies

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  As of the date of this report, except as described below, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

The Company is named in two legal proceedings both arising out of that real property located at 580 Garcia Avenue, Pittsburg, California (the “Garcia Property”) – the location from which the Company previously conducted its principal operations.  With respect to the claim concerning the loan secured by the Garcia Property – said loan being guaranteed by one of the Company’s subsidiaries, BioZone Laboratories – the loan, as indicated in Note 10 to the Consolidated Financial Statements, was purchased by the Company.

The first proceeding disclosed in the immediately preceding Form 10-Q – the action by the founder/landlord in Contra Costa County is still pending and its status is unchanged.  However, the Company’s purchase of the loan secured by the Garcia Property potentially affords the Company and its subsidiaries additional defenses to the claims of the founder/landlord in that action.

Finally, the Company has been named as a party to a new lawsuit filed on April 15, 2014 in Contra Costa County by the same founder and former officer of BioZone Laboratories.  Also named in this new action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.  Filed in the name of the entity controlled by the founder/former officer which currently holds title to the Garcia Property, the action seeks recovery on a promissory note purportedly delivered by BioZone Laboratories in the amount of $295,000.   A motion challenging the sufficiency of the allegations in the Complaint was filed. The Company intends to vigorously defend the action.

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

 Highlights

During the three months ended June 30, 2014, the Company, through Cocrystal Discovery, focused on its research and development efforts as it moves toward seeking regulatory approval to commence clinical trials. We expect to file with appropriate regulators as follows:

Hepatitis C. We have selected a lead molecule to advance for IND-enabling studies.  Cocrystal’s non-nucleoside lead is highly potent, effective against all HCV genotypes, and shows a favorable pharmacokinetic profile.  We expect to file regulatory submissions to initiate clinical trials in early 2015.   We are also pursuing inhibitors of the HCV NS3 helicase.  Cocrystal’s helicase inhibitor will be a first-in-class drug, and may be combined with an RNA polymerase inhibitor for greater effectiveness and a higher barrier to resistance.

Influenza.  We have developed novel inhibitors of the influenza endonuclease enzyme that is essential for viral genome replication.  We expect to file an Investigational New Drug application with the U.S. Food & Drug Administration in December 2015;

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

Results of Operations for the Three Months and Six Months Ended June 30, 2014 and June 30, 2013

The following discussion consists of the results of operations of Cocrystal Discovery combined with ongoing corporate overhead at the Cocrystal or public company level.

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the three months and six months ended June 30, 2014 and 2013.  For the three months ended June 30, 2014, we had net income of approximately $4,730,000 compared to a net loss of approximately $1,030,000 for the same period in 2013. For the six months ended June 30, 2014, we had net income of approximately $4,357,000 compared to a net loss of approximately $2,088,000 for the same period in 2013. We reported net income for the three months and six months ended June 30, 2014 primarily due to the substantial decrease in the fair value of our outstanding warrants, which are accounted for as liabilities.  Under accounting principles generally accepted in the United States,  we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each report period. If the value of the warrants decreases during a period, which occurred during the three and six months ended June 30, 2014, we record other income.  If the fair value of the warrants were to increase during the period, we would record other expense.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.  We believe investors should focus on our cash flows contained in our unaudited Consolidated Financial Statements and operating loss rather than net income for the periods presented. Other income related to the change in fair value of our liability-classified warrants for the three and six months ended June 30, 2014 was $5,639,000 and $7,744,000, respectively, and our operating loss for the three months and six months ended June 30, 2014 was $1,387,000 and $2,919,000, respectively, compared to $1,031,000 and $2,090,000 for the same periods in 2013.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our 13 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase as we expand our pre-clinical development activities.

Total research and development expenses were approximately $888,000 for the three months ended June 30, 2014, compared with $980,000 for the three months ended June 30, 2013. The decrease of $92,000, or 9%, was due to a $50,000 decrease in the personnel costs, a $30,000 decrease in lab supply and services costs and a $12,000 decrease in other operating costs.

Total research and development expenses were approximately $1,853,000 for the six months ended June 30, 2014, compared with $1,986,000 for the six months ended June 30, 2013. The decrease of $133,000, or 7%, was due to a $75,000 decrease in the personnel, a $30,000 decrease in lab supply and services costs and a $28,000 decrease in other operating costs.

The company did not renew its lease on the Mountain View, California lab facility and has consolidated all operations into its Bothell, Washington headquarters, which will result in a non-material reduction in expenses.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expense was $499,000 for the three months ended June 30, 2014, compared with $51,000 for the three months ended June 30, 2013. The increase of $448,000, or 878%, was due to a $116,000 increase in compensation-related costs, a $280,000 increase in accounting, legal and other professional services associated with the merger and financing costs, and a $52,000 increase in facilities costs.

General and administrative expense was $1,066,000 for the six months ended June 30, 2014, compared with $104,000 for the six months ended June 30, 2013. The increase of $962,000, or 924%, was due to a $220,000 increase in compensation-related costs, a $660,000 increase in accounting, legal and other professional services associated with the merger and financing costs, and a $82,000 increase in facilities costs.

Interest Income/Expense

Interest income (expense) was negligible for each of the three months and six months ended June 30, 2014 and 2013. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility. We expect interest income to increase subsequent to June 30, 2014 as a result of the mortgage note we acquired in June 2014.

Other Income/Expense

Other income was $6,117,000 and $7,276,000 for the three months and six months ended June 30, 2014, compared with $1,000 and $2,000 for the three months and six months ended June 30, 2013.

The increase in other income of $6,116,000 and $7,274,000 in the three months and six months ended June 30, 2014 was due to a decrease in the fair value of derivative liabilities as our stock price decreased, offset by expense of $946,000 for the difference between the proceeds received in our January 2014 common stock financing and the fair value of the warrants issued with the common stock.  These derivative liabilities are warrants to acquire the Company’s common stock that are potentially settleable in cash.

Liquidity and Capital Resources

We had cash, cash equivalents, and marketable securities of approximately $9.8 million as of June 30, 2014, compared with $1.0 million as of December 31, 2013. The increase of $8.8 million in our cash and cash equivalents from December 31, 2013 to June 30, 2014 was attributable primarily to our $2.75 million common stock financing which closed in January 2014, as well as the cash and marketable securities acquired in the reverse merger, offset by our operating loss for the period.

For the six months ended June 30, 2014, net cash used in operating activities was $3,118,000 compared to net cash used in operating activities of $1,930,000 for the same period in 2013. In 2014, net cash used in operating activities was primarily due to the net operating loss of $2,919,000 and cash used to pay down current liabilities of $312,000, much of which related to accounts payable acquired in the reverse merger.  For the six months ended June 30, 2014, net cash provided by investment activities was $3,351,000 compared to no cash generated for the same period in 2013.  In 2014, net cash generated by investment activities was primarily due to the sale of marketable securities for $5,400,000, $589,000 of cash acquired in the acquisition of Biozone Laboratories, Inc. and the investment in a mortgage note receivable of $2,626,000.  For the six months ended June 30, 2014, net cash provided by financing activities was $2,807,000 compared to cash generated of $5,000 for the same period in 2013.  In 2014, net cash generated by financing activities was primarily due to the proceeds from the issuance of common stock of $2,750,000.

Cocrystal has $3,544,000 in cash as of August 7, 2014; in addition it owns 600,000 shares of MusclePharm, Inc. common stock which had a fair market value of $6,600,000 at August 7, 2014. The 600,000 shares are held in escrow until October 2014 to satisfy any breaches of representations under the Asset Purchase Agreement.   Assuming that we are able to sell the shares of MusclePharm at current market prices , we  have sufficient cash to fund our current operating plan for at least the next 12 months.  Otherwise we will have to raise capital through the sale of equity and/or debt securities.  As Cocrystal continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support Cocrystal’s cost structure. Cocrystal may never achieve profitability, and unless and until it does, Cocrystal will continue to need to raise additional capital. Over the next 12 months ending June 30, 2015, we estimate negative cash flow of approximately $6.0 million.  Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition we may, if appropriate or necessary, sell the MusclePharm common stock once released from escrow. There can be no assurances, however, that additional funding will be available on terms acceptable to Cocrystal, or at all.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP.  Under previous guidance, DSEs were required to report incremental information, including inception-to-date financial information, in their financial statements.  A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business.  Entities classified as DSEs are no longer subject to these incremental reporting requirements after adopting ASU No. 2014-10.  ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  Prior to the issuance of ASU No. 2014-10, we had met the definition of a DSE since its inception.  We elected to adopt this ASU early, and therefore we have eliminated the incremental disclosures previously required of DSEs, starting with this Quarterly Report on Form 10-Q.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2014, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described below, to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992), management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of a material weakness relating to accounting for complex financial instruments. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in agreements that contained complex financial instruments, including derivatives. This material weakness resulted in a misstatement of our liabilities and non-cash expense relating to the changes in fair value of the derivative instruments, which was identified by our independent auditors in connection with their audit of Cocrystal Discovery’s financial statements as of and for the year ended December 31, 2013.  This material weakness still exists as of June 30, 2014.  This deficiency could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process of non-routine and complex transactions, including but not limited to equity transactions and licensing transactions, and to utilize outside consultants as necessary in evaluating the accounting for transactions containing complex financial instruments or derivatives. As of June 30, 2014, management has not yet completed these remediation efforts.

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

ITEM 1. LEGAL PROCEEDINGS-

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  As of the date of this report, except as described below, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

As disclosed in the Company’s Form 10-Q for the quarterly period ended March 31, 2014, the Company faced one actual and one potential legal proceeding both arising out of that real property located at 580 Garcia Avenue, Pittsburg, California (the “Garcia Property”) – the location from which the Company previously conducted its principal operations.  With respect to the potential claim concerning the loan secured by the Garcia Property – said loan being guaranteed by one of the Company’s subsidiaries, BioZone Laboratories – the loan, as indicated in Note 10 to the Consolidated Financial Statements, was purchased by the Company.  How this will affect the existing default and foreclosure proceedings is uncertain, as the loan now appears to be in monetary default as a result of the non-payment of principal and interest to the Company by the owner of the Garcia Property – an entity controlled by the founder and former President of BioZone Laboratories.

The second proceeding is the action by the founder/landlord in Contra Costa County is still pending and its status is unchanged.  However, the Company’s purchase of the loan secured by the Garcia Property potentially affords the Company and its subsidiaries additional defenses to the claims of the founder/landlord in that action.

Finally, the Company has been named as a party to a new lawsuit filed on April 15, 2014 in Contra Costa County by the same founder and former officer of BioZone Laboratories.  Also named in this new action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.  Filed in the name of the entity controlled by the founder/former officer which currently holds title to the Garcia Property, the action seeks recovery on a promissory note purportedly delivered by BioZone Laboratories in the amount of $295,000.  To date, neither the Company nor BioZone Laboratories have been served with the Complaint.  Cocrystal Discovery has filed a motion challenging the paucity of factual allegations in the Complaint since it was acquired by the Company on January 2, 2014.  Cocrystal Discovery was not a maker or guarantor of the note which was signed a number of years before the January 2, 2014 merger. There is no legal basis for the suit against it.  Once served, the Company intends to vigorously defend the action.

ITEM 1.A RISK FACTORS

Not applicable to smaller reporting companies.

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

Cocrystal Pharma, Inc.

Dated: August 14, 2014	By:	/s/ Gary Wilcox Gary Wilcox
Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2014	By:	/s/ Gerald McGuire Gerald McGuire
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number

31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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