Form 10-Q
period 2014-09-30
Cocrystal Pharma, Inc.
filed 2014-11-14
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of November 14, 2014, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 122,493,690.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2014

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2014	December 31, 2013
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,006	$1,034
Marketable securities	2,500	-
Prepaid and other current assets	116	139
Mortgage note receivable, current portion	181	-
Total current assets	5,803	1,173

Property and equipment, net	314	469
Marketable securities, long-term portion	3,043
Deposits	22	19
Mortgage note receivable, long-term portion	2,453	-
Total assets	$11,635	$1,661

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	125	224
Accrued expenses	290	139
Derivative liabilities	7,242	23
Total current liabilities	7,657	386
Total liabilities	7,657	386

Commitments and contingencies
Series A convertible preferred stock, $0.001 par value; 7,150 shares authorized; 0 and 7,046 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively; liquidation preference of $14,000 as of December 31, 2013	-	10,108

Stockholders' equity (deficit):
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 1,000 and 279 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	1	-
Common stock, $.001 par value; 200,000 and 262,186 shares authorized, 122,494 and 0 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	123	-
Additional paid-in capital	12,146	3,502
Accumulated other comprehensive income	2,235	-
Accumulated deficit	(10,527)	(12,335)
Total stockholders' equity (deficit)	3,978	(8,833)

Total liabilities and stockholders' equity (deficit)	$11,635	$1,661

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

Operating expenses
Research and development	$866	$950	$2,722	$2,936
General and administrative	353	55	1,417	159
Total operating expenses	1,219	1,005	4,139	3,095

Loss from operations	(1,219)	(1,005)	(4,139)	(3,095)

Interest income	50	-	50	2
Realized gain on sale of marketable securities	-	-	480	-
Other expense	(4)	-	(5)	-
Fair value of warrant liabilities in excess of proceeds from financing	-	-	(946)	-
Loss on return of escrowed shares, net	(584)	-	(584)	-
Change in fair value of derivative liabilities	(792)	-	6,952	-
Total other income (expense), net	(1,330)	-	5,947	2

Income (loss) before income taxes	(2,549)	(1,005)	1,808	(3,093)

Income taxes	-	-	-	-

Net income (loss)	$(2,549)	$(1,005)	$1,808	$(3,093)

Comprehensive income (loss):
Net income (loss)	$(2,549)	$(1,005)	$1,808	$(3,093)
Unrealized gain on marketable securities	408	-	2,235	-
Total comprehensive income (loss)	$(2,141)	$(1,005)	$4,043	$(3,093)

Net income (loss) per common share:
Net income (loss) per share, basic	$(0.01)	$(0.02)	$0.01	$(0.05)
Net loss per share, diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)
Weighted average common shares outstanding, basic and diluted	327,209	57,255	326,534	57,255

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated other comprehensive income	Accumulated deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	7,046	$10,108	279	$-	-	$-	$3,502	$-	$(12,335)	$(8,833)
Conversion of series A convertible stock	(7,046)	(10,108)	721	1	-	-	10,107	-	-	10,108
Merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.	-	-	-	-	115,907	116	(1,596)	-	-	(1,480)
Exercise of common stock options	-	-	-	-	1,087	1	114	-	-	115
Stock-based compensation	-	-	-	-	-	-	25	-	-	25
Issuance of common stock and warrants in January 2014	-	-	-	-	5,500	6	(6)	-	-	-
Unrealized gain on marketable securities	-	-	-	-	-	-	-	2,235	-	2,235
Net income	-	-	-	-	-	-	-	-	1,808	1,808

Balance as of September 30, 2014	-	$-	1,000	$1	122,494	$123	$12,146	$2,235	$(10,527)	$3,978

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2014	2013

Operating activities:
Net income (loss)	$1,808	$(3,093)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	154	178
Stock-based compensation	25	43
Fair value of warrant liabilities in excess of proceeds from financing	946	-
Change in fair value of derivative liabilities	(6,952)	-
Loss on return of escrowed shares, net	584	-
Realized gain on sale of marketable securities	(480)	-
Loss on sale of equipment	6	-
Interest receivable	(16)
Changes in operating assets and liabilities, net of effects of reverse merger with Biozone Pharmaceuticals, Inc.:
Prepaid expenses and other current assets	26	39
Accounts payable and accrued expenses	(358)	(45)
Net cash used in operating activities	(4,257)	(2,878)

Investment activities:
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.	589	-
Purchase of fixed assets	(4)	(1)
Long term deposits	(3)	-
Proceeds from sale of marketable securities	5,400	-
Investment in mortgage note receivable	(2,626)	-
Principal payments received on mortgage note receivable	8	-
Net cash provided by (used in) investing activities	3,364	(1)

Financing activitities
Proceeds from exercise of stock options	115	5
Proceeds from issuance of common stock and warrants	2,750	-
Net cash provided by financing activities	2,865	5

Net increase (decrease) in cash and cash equivalents	1,972	(2,874)
Cash and cash equivalents at beginning of period	1,034	4,717
Cash and cash equivalents at end of period	$3,006	$1,843

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities	$2,235	$-
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	$3	$-
Marketable securities	8,811	-
Accounts payable and accrued expenses	410	-
Derivative liabilities	10,475	-

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2014
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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through September 30, 2014, the Company has funded its operations through equity offerings, private placements of convertible debt and debt financings.

As of September 30, 2014, the Company had an accumulated deficit of $10.5 million. During the three month period ended September 30, 2014, the Company had a loss from operations of $1.2 million. During the nine month period ended September 30, 2014, the Company had a loss from operations of $4.1 million. Cash used in operating activities was approximately $4.2 million for the nine months ended September 30, 2014. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its clinical development phase.

In addition to the Company’s cash balance of $3,006,000 as of September 30, 2014, the Company owns 510,000 shares of MusclePharm, Inc. (“MusclePharm”) common stock, as further discussed in Note 7. The 510,000 shares were part of 600,000 shares originally issued to the Company related to the Company’s sale of assets to MusclePharm that were required to be held in escrow until October 2014 to satisfy any breaches of representations under the Merger Agreement.  On September 29, 2014, the Company signed a Memo of Understanding in which it agreed to release 90,000 shares of MusclePharm stock out of the original balance of 600,000 shares held in escrow in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. The Company recognized a net loss on the return of these MusclePharm shares of $584,000 in the three months ended September 30, 2014.  MusclePharm did not withdraw the portion of its claim that relates to the pending eviction proceedings described in Note 11 below and will continue to hold in escrow 260,000 shares of its stock pending such time as MusclePharm and the Company can reach a mutually agreeable arrangement with respect to the MusclePharm lease.  In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share.  Based on the $3,006,000 cash on hand and the receipt of the $2,500,000 from MusclePharm from the repurchase of its shares subsequent to September 30, 2014, the Company believes that it has sufficient cash to fund its current operating plan for at least the next 12 months.  As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, which is a number of years in the future. Once that occurs, it will have to achieve a level of revenues adequate to support its cost structure. The Company may never achieve profitability, and unless and until it does, it will continue to need to raise additional capital. The Company intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition it may, if appropriate or necessary, sell the MusclePharm common stock, if released from escrow. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.  Failure to generate revenue or raise additional capital would adversely affect the Company’s ability to achieve its intended business objectives.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Discovery, Inc. included in our Form 8-K/A filed with the SEC on March 20, 2014 (“Form 8-K/A”) and the Annual Report on Form 10-K/A for the year ended December 31, 2013 of Biozone Pharmaceuticals, Inc. filed on April 4, 2014 (“Annual Report”) which contain information useful to understanding the Company's businesses and financial statement presentations. The Condensed Consolidated Balance Sheet as of December 31, 2013 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K/A.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP. Under previous guidance, DSEs were required to report incremental information, including inception-to-date financial information, in their financial statements. A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business. Entities classified as DSEs are no longer subject to these incremental reporting requirements after adopting ASU No. 2014-10. ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted. Prior to the issuance of ASU No. 2014-10, the Company had met the definition of a DSE since its inception. The Company elected to adopt this ASU early, and therefore it has eliminated the incremental disclosures previously required of DSEs.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company has not adopted the provisions of this ASU.

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

The Company categorized its cash equivalents as Level 1 fair value measurements. As further discussed in Note 7 below, certain of the Company’s marketable securities are subject to restrictions on sale and an option for the issuer to repurchase those shares from the Company as of September 30, 2014. The fair value of these marketable securities is therefore considered to be a Level 2 fair value measurement. The valuation for Level 1 financial instruments was determined based on a “market approach” using quoted prices in active markets for identical assets. Valuations of these assets do not require a significant degree of judgment. The valuation for the 260,000 marketable securities categorized as Level 2 was based on applying a discount for lack of marketability to the quoted market price of the issuer’s unrestricted securities. The valuation for the 250,000 marketable securities categorized as Level 2 was based on the price that MusclePharm paid for these shares in October 2014. The Company categorized its warrants potentially settleable in cash and its options issued to Teva Pharmaceuticals, Inc. as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model, using assumptions consistent with our application of ASC 718.

Description	September 30, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,006	$3,006	$-	$-
Marketable securities	5,543	-	5,543	-
Total assets	$8,549	$3,006	$5,543	$-

Liabilities:
Warrants potentially settleable in cash	$7,242	$-	$-	$7,242
Total liabilities	$7,242	$-	$-	$7,242

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,034	$1,034	$-	$-
Total assets	$1,034	$1,034	$-	$-

Liabilities:
Derivative liability	$23	$-	$-	$23
Total liabilities	$23	$-	$-	$23

The company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2014. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2014 is as follows:

Fair Value Measurements Using Significant Unobservable Inputs
(Level 3)
Balance, January 1, 2014	$23
Change in fair value of Teva option	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	10,475
Estimated fair value of warrants issued in January common stock sale	3,696
Change in fair value of warrants for the period ended September 30, 2014	(6,929)
Balance at September 30, 2014	$7,242

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

Common Stock — The Company has authorized up to 200,000,000 shares of common stock, $0.001 par value per share, for issuance. As noted above, the shares of Series B will automatically convert into shares of the Company’s common stock at such time that the Company has sufficient authorized capital. In addition to the 205,083,086 shares issuable upon conversion of the Series B, shares of common stock are reserved for future issuance as follows as of September 30, 2014 (in thousands):

As of September 30, 2014
Warrants outstanding	26,669
Stock options outstanding	3,058
Options reserved for future issuance under the Company's 2007 Incentive Plan	49,454
Total reserved for future issuance	79,181

 Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2014 (in thousands):
	January 2012 warrants	February 2012 warrants	June 2013 warrants	June 2013 warrants	August 2013 warrants	October 2013 warrants	Series A warrants	January 2014 warrants	Total

Outstanding, January 1, 2014	-	-	-	-	-	-	-	-	-
Warrants acquired in merger	650	1,000	455	1,864	10,000	200	7,000	-	21,169
Warrants issued	-	-	-	-	-	-	-	5,500	5,500
Outstanding, September 30, 2014	650	1,000	455	1,864	10,000	200	7,000	5,500	26,669

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive income (loss) as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2014:

	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.40	$0.50	$0.50	$0.50

Expected term (years)	1.4	8.9	4.0	9.0	9.3
Cumulative volatility %	69%	104%	84%	104%	104%
Risk-free rate %	0.32%	2.42%	1.44%	2.44%	2.47%

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

Note 5 – Stock-based compensation

As of December 31, 2013, Cocrystal Discovery had 288,000 stock options outstanding.  As a result of the merger between Cocrystal Discovery and Biozone, these options were converted into 4,402,890 stock options in Biozone based on the exchange ratio of 15.28784681 to one.  No additional options were granted in the nine months ended September 30, 2014.

The Company recorded approximately $6,000 and $25,000 of stock-based compensation related to employee and non-employee stock options for the three months and nine months ended September 30, 2014, respectively. As of September 30, 2014, there was $26,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.9 years.

As of September 30, 2014, an aggregate of 53,599,046 shares of common stock were reserved for issuance under the Company’s 2007 Incentive Plan, including 3,057,564 shares subject to outstanding common stock options granted under the plan and 49,454,401 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded four years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the nine months ended September 30, 2014:

	Total number of shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding options at January 1, 2014	4,402,890	$0.11	$1,113,931
Granted	-	-	-
Exercised	(1,087,081)	0.11	(273,944)
Cancelled	(258,245)	0.11	(64,561)
Outstanding at September 30, 2014	3,057,564	$0.11	$764,391

Options exercisable at September 30, 2014	2,831,058	$0.10	$736,075

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2014 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on September 30, 2014 of $0.36 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 6 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares). Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of Series A preferred stock in 2013. Because the inclusion of potential common shares would be anti-dilutive for all 2013 and 2014 periods presented diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the computation of basic and diluted net loss per share.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Numerator:
Net income/(loss)	$(2,549)	$(1,005)	$1,808	$(3,093)
Less change in fair value of derivative liability	(792)	-	6,952	-
Net loss attributable to shareholders	(1,757)	(1,005)	(5,144)	(3,093)

Denominator:
Basic and diluted weighted-average shares outstanding	327,209	57,255	326,534	57,255

Net income (loss) per share:
Basic	$(0.01)	$(0.02)	$0.01	$(0.05)
Diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

The following table sets forth the number of potential common shares excluded from the 2014 and 2013 calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	Three and nine months ended September 30,
	2014	2013
Options to purchase common stock	3,058	4,403
Warrants to purchase common stock	26,669	13,969
Series A convertible preferred stock	-	9,256
Total	29,727	27,628

Note 7 – Marketable securities held

On January 2, 2014, Biozone sold substantially all its operating assets to MusclePharm, a public company trading on the OTCBB, in exchange for 1,200,000 shares of MusclePharm common stock. 600,000 shares were placed into escrow for a period of 9 months (the “Escrow Period”) to cover indemnification obligations. Additionally, MusclePharm had the option to purchase the shares held in escrow at a purchase price of $10.00 per share during the Escrow Period, which ended on October 2, 2014 (the “Call Option”). The remaining 600,000 non-escrowed shares were issued to Biozone upon closing. This transaction occurred immediately prior to the Merger described in Note 1 above. These 600,000 non-escrowed shares were sold for $9.00 per share in June 2014 in a private sale. The unrealized holding gain of $480,000 on these shares was reclassified to realized gain from accumulated other comprehensive income in June 2014.  On September 29, 2014, the Company signed a Memo of Understanding in which it agreed to release 90,000 shares of MusclePharm stock in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. This agreement resulted in recording a net loss of $584,000 in Other income (expense) based on the original basis of the shares received in January 2014 being released for no consideration.  The net loss of $584,000 is presented based on the fair value of these shares of $1,188,000 as of September 30, 2014 offset by the unrealized gain of $604,000 which was reclassified from accumulated other comprehensive income to realized gain as of September 30, 2014.  As of September 30, 2014, therefore, 510,000 shares remained in escrow. MusclePharm did not withdraw the portion of its claim of $3,037,000 that relates to the pending eviction proceedings described in Note 11 below and will continue to hold in escrow 260,000 shares of its stock pending such time as MusclePharm and the Company can reach a mutually agreeable arrangement. In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share. As of September 30, 2014, these shares are recorded at $2,500,000. As of October 2, 2014, the right of MusclePharm to repurchase additional shares terminated.

The estimated fair value of the MusclePharm escrowed securities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the securities since the most recent balance sheet date is recorded as a component of other comprehensive income (loss). Since the shares held in escrow are subject to restrictions on the Company’s ability to sell them freely in the open market, the fair value of such shares is estimated by applying a discount for lack of marketability to the quoted market price of unrestricted shares of MusclePharm. The discount was estimated to be approximately $363,491 as of September 30, 2014. As a result, the 260,000 MusclePharm shares which will remain in escrow are recorded on the consolidated balance sheet at their estimated fair value of $3,042,509 as of September 30, 2014 and are recorded as long-term assets based on uncertainty regarding when the Company will be able to sell these shares. The market price of those shares was $3,406,000 as of September 30, 2014. The 250,000 MusclePharm shares which were repurchased by MusclePharm at $10.00 per share in October 2014 are recorded on the consolidated balance sheet at their estimated fair value of $2,500,000.

Note 8 – Financing

On January 21, 2014, the Company completed the sale of 5,500,000 shares of its common stock in a private placement in exchange for $2,750,000. 5,500,000 warrants to purchase common stock at an exercise price of $0.50 for a period of ten years were issued in conjunction with this sale. These warrants were recorded as liabilities upon issuance due to potential cash settlement provisions, as discussed in Note 4. The fair value of these warrants was estimated to be $3,696,000 at issuance. As this exceeds total proceeds received of $2,750,000, the excess of $946,000 was expensed during the nine months ended September 30, 2014.

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

The liability representing the fair value of the options was included on the accompanying balance sheets as “Derivative liability” and was required to be remeasured at fair value at each reporting date. The fair value of the options to purchase additional common stock was estimated using a probability-weighted Black-Scholes-Merton model. As of September 30, 2014, all such options had expired and the liability was reduced to zero.

Note 10 – Mortgage Notes and Other Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements.  The property subject to the mortgage is owned by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm.  At September 30, 2014, the carrying amount of the mortgage note receivable was $2,634,019, which consisted of $2,493,264 of principal, $113,218 of interest and $27,158 of fees paid to the selling bank.  The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%.  The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

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

The Company is named in two legal proceedings involving Daniel Fisher.

The first proceeding is an action filed in Contra Costa County, California  by the landlord, which is an entity managed by Mr. Fisher, to evict MusclePharm as a tenant from real property our now inactive subsidiary, Biozone Laboratories, Inc. (“Biozone Labs”) previously leased. MusclePharm purchased our operating assets from us on January 2, 2014, and we immediately merged with Cocrystal Discovery, Inc. (“Cocrystal Discovery”).  Prior to our sale of our operating assets to MusclePharm, we gave notice of the assignment of the lease to MusclePharm and requested that the founder/landlord approve the assignment.  The lease requires landlord approval, said approval not to be unreasonably denied.  The landlord failed to respond to our request, but gave notice to the lender that held a mortgage note on the property of the asset sale and assignment of the lease to MusclePharm. Prior notice and consent of a lease assignment or change of control was also required under the terms of the loan documents related to the property, although no notice was given when we acquired Biozone Labs in 2011.

On March 27, 2014, the landlord filed suit in the Contra Costa County Court against us and Biozone Labs, as well as MusclePharm, alleging the assignment of the lease to MusclePharm was a violation of the lease and its provision requiring the landlord’s consent for a change of control.  As indicated above, the landlord failed to either approve or reject the proposed assignment when requested in December 2013.  Further, the landlord has continued to cash the rent checks from MusclePharm (from January 2014 through November 2014), without objection or reservation of its rights. Only upon the lender’s default and acceleration of the note did the landlord express any objection to the assignment.  The Company’s position in the litigation will include that by engaging in the foregoing conduct, the landlord waived its right to assert a default due to the change in control.

We agreed to indemnify MusclePharm for its expenses if it were evicted as the result of any action taken by the landlord. The costs of any move would be substantial.   As described in Note 7, MusclePharm has made a claim in the amount of $3,037,000 and the Company has agreed to a Memo of Understanding in which it is agreed that the Company will continue to escrow 260,000 shares of MusclePharm stock shares pending such time as MusclePharm and the Company can reach a mutually agreeable arrangement.  There have been no material recent developments, and the proceeding is not presently being actively litigated. We intend to vigorously defend the action to prevent MusclePharm’s eviction.

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007, well before our January 2, 2014 merger with Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the Complaint were filed in the third quarter, 2014, the motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. The Company intends to vigorously defend the action.

Previously the lender to the Fisher entity which owns the Contra Costa County property had threatened to foreclose, based upon, among other things, the change of control. Mr. Fisher was one of the founders of Biozone Labs and financed the purchase of the property from which Biozone Labs’ principal operations were then conducted.  Biozone Labs was required to guarantee the note and performance under the deed of trust securing repayment of the note (together with the founder, his wife and the other founder). As indicated in Note 10 to the Consolidated Financial Statements, the note and deed of trust was purchased by the Company in June 2014. This removed the threat of a lawsuit against Biozone Labs and us for the principal of the note and related charges including legal fees.

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

Highlights

During the three months ending on September 30, 2014, the Company, through Cocrystal Discovery, focused on its research and development efforts as it moves toward seeking regulatory approval to commence clinical trials. We expect to file with appropriate regulators as follows:

Hepatitis C. We have selected a lead molecule to advance for IND-enabling studies, and initiated non-GLP and GLP manufacturing of the lead molecule.  Cocrystal’s non-nucleoside lead is highly potent, effective against all HCV genotypes, and shows a favorable pharmacokinetic profile.  We expect to file regulatory submissions to initiate clinical trials in the first half of 2015.   We are also pursuing inhibitors of the HCV NS3 helicase.  Cocrystal’s helicase inhibitor will be a first-in-class drug, and may be combined with an RNA polymerase inhibitor for greater effectiveness and a higher barrier to resistance.

Influenza.  We have developed novel inhibitors of the influenza endonuclease enzyme that is essential for viral genome replication.  We expect to file an Investigational New Drug application with the U.S. Food & Drug Administration in December 2015.

Dengue Fever, Norovirus, and Rhinovirus.  We have identified novel inhibitors of Dengue virus, Norovirus, and rhinovirus polymerases.  We plan to develop broad-spectrum lead molecules which are inhibitors of the polymerase enzyme.

Ebola. We have recently developed a novel high throughput screening technology for inhibitors of an essential Ebola virus gene product. Using the screening assay, we plan to develop lead molecules for treating Ebola infections which we can license to pharmaceutical or biotechnology companies.

Results of Operations for the Three Months and Nine Months Ended September 30, 2014 and September 30, 2013

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the three months and nine months ended September 30, 2014 and 2013.  For the three months ended September 30, 2014, we had a net loss of approximately $2,549,000 compared to a net loss of approximately $1,005,000 for the same period in 2013. For the nine months ended September 30, 2014, we had net income of approximately $1,808,000 compared to a net loss of approximately $3,093,000 for the same period in 2013. We reported net income for the nine months ended September 30, 2014 primarily due to the substantial decrease in the fair value of our outstanding warrants, which are accounted for as liabilities.  Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants decreases during a period, which occurred during the nine months ended September 30, 2014, we record other income.  If the fair value of the warrants were to increase during the period, which it did in the three months ended September 30, 2014, we record other expense.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.  This other income or expense is non cash.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented. Other income or (loss) related to the change in fair value of our liability-classified warrants for the three and nine months ended September 30, 2014 was ($792,000) and $6,952,000, respectively, and our operating loss for the three months and nine months ended September 30, 2014 was $1,219,000 and $4,139,000, respectively, compared to $1,005,000 and $3,095,000 for the same periods in 2013.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our 8 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our pre-clinical development activities.

Total research and development expenses were approximately $866,000 for the three months ended September 30, 2014, compared with $950,000 for the three months ended September 30, 2013. The decrease of $84,000, or 9%, was due to a $28,000 decrease in personnel costs, a $36,000 decrease in lab supply and services costs and a $20,000 decrease in other legal costs.

Total research and development expenses were approximately $2,722,000 for the nine months ended September 30, 2014, compared with $2,936,000 for the nine months ended September 30, 2013. The decrease of $214,000, or 7%, was due to a $110,000 decrease in personnel costs, a $70,000 decrease in lab supply and services costs, and facilities costs and a $34,000 decrease in other operating costs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $353,000 for the three months ended September 30, 2014, compared with $55,000 for the three months ended September 30, 2013. The increase of $298,000, or 542%, was due to a $102,000 increase in compensation-related costs, a $108,000 increase in accounting, legal and other professional services associated with the merger and financing costs and our status as a public company, and an $88,000 increase in facilities costs due to the additional lease in Princeton, New Jersey.

General and administrative expense was $1,417,000 for the nine months ended September 30, 2014, compared with $159,000 for the nine months ended September 30, 2013. The increase of $1,258,000, or 791%, was due to a $318,000 increase in compensation-related costs, a $761,000 increase in accounting, legal and other professional services associated with the merger and financing costs, and a $179,000 increase in facilities and other operating costs.  Future General and Administrative expenses are expected to continue at the current levels other than specific costs related to the merger.

Interest Income/Expense

Interest income was $50,000 for the three months and nine months ended September 30, 2014, which represents interest earned on the mortgage note we acquired in June 2014.  Interest expense was negligible for each of the three months and nine months ended September 30, 2014 and 2013. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other expense was $1,330,000 for the three months ended September 30, 2014 and Other income was $5,947,000 for the nine months ended September 30, 2014, compared with $0 and $2,000 for the three months and nine months ended September 30, 2013.

The increase in the other expense of $1,330,000 in the three months ended September 30, 2014 was all non-cash and was due to an increase in the $792,000 fair value of derivative liabilities as our stock price increased and due to the $584,000 loss on the return of escrowed shares.  The increase of Other income of $5,945,000 in the nine months ended September 30, 2014 was all non-cash and was due to a $ 6,952,000 decrease in the fair value of derivative liabilities as our stock price decreased, offset by expense of $946,000 for the difference between the proceeds received in our January 2014 common stock financing and the fair value of the warrants issued with the common stock and the loss on return of escrowed shares of $584,000.  These derivative liabilities are warrants to acquire the Company’s common stock that are potentially settleable in cash.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $3.0 million as of September 30, 2014, compared with $1.0 million as of December 31, 2013. The increase of $2.0 million in our cash and cash equivalents from December 31, 2013 to September 30, 2014 was attributable primarily to our $2.75 million common stock financing which closed in January 2014, as well as the cash acquired in the reverse merger and the proceeds from sales of certain of the marketable securities acquired in the reverse merger, offset by our operating loss for the period.  In addition to the $3.0 million of cash and cash equivalents, we also held MusclePharm common stock with a fair value of $5.5 million as of September 30, 2014, of which $2.5 million was sold subsequent to September 30, 2014, with the remaining $3.0 million of marketable securities held in escrow pending resolution of the matters discussed further below.

For the nine months ended September 30, 2014, net cash used in operating activities was $4,257,000, compared to net cash used in operating activities of $2,878,000 for the same period in 2013. In 2014, net cash used in operating activities was primarily due to the net operating loss of $4,139,000 and cash used to pay down current liabilities of $358,000, much of which related to accounts payable acquired in the reverse merger.  For the nine months ended September 30, 2014, net cash provided by investing activities was $3,348,000 compared to no cash generated for the same period in 2013.  In 2014, net cash generated by investing activities was primarily due to the sale of marketable securities for $5,400,000, $589,000 of cash acquired in the acquisition of Biozone Laboratories, Inc. and the investment in a mortgage note receivable of $2,626,000.  For the nine months ended September 30, 2014, net cash provided by financing activities was $2,865,000, compared to cash generated of $5,000 for the same period in 2013.  In 2014, net cash generated by financing activities was primarily due to the proceeds from the issuance of common stock and warrants of $2,750,000.

We have $5,292,000 in cash and cash equivalents as of November 6, 2014 which includes the $2,500,000 received from MusclePharm; in addition we own 260,000 shares of MusclePharm, Inc. common stock which had a fair value of $3,043,000 at September 30, 2014. MusclePharm, Inc. will continue to hold in escrow these shares pending such time as MusclePharm and we can reach a mutually agreeable arrangement of MusclePharm’s claim that relates to the contingency described in Note 11 to the consolidated financial statements.  As we continue to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of our product candidates, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending September 30, 2015, we estimate negative cash flow of approximately $6.0 million.  Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition we may, if appropriate or necessary, sell the MusclePharm common stock at such time as they are released from escrow, which is dependent on resolution of the contingency described in Note 11 to the financial statements. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.

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

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities: Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity, or DSE, in its entirety from GAAP.  Under previous guidance, DSEs were required to report incremental information, including inception-to-date financial information, in their financial statements.  A DSE is an entity devoting substantially all of its efforts to establishing a new business and for which either planned principal operations have not yet commenced or have commenced but there has been no significant revenues generated from that business.  Entities classified as DSEs are no longer subject to these incremental reporting requirements after adopting ASU No. 2014-10.  ASU No. 2014-10 is effective for fiscal years beginning after December 15, 2014, with early adoption permitted.  Prior to the issuance of ASU No. 2014-10, we had met the definition of a DSE since its inception.  We elected to adopt this ASU early, and therefore we have eliminated the incremental disclosures previously required of DSEs.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”.  In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern.  If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available.  In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved.  The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter.  Early adoption is permitted. We have not adopted the provisions of this ASU.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the our disclosure controls and procedures.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2014, our disclosure controls and procedures were not effective, due to the material weakness in our internal control over financial reporting as described below, to ensure that information required to be disclosed was accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weakness

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Based on our assessment using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992), management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2013, because of a material weakness relating to accounting for complex financial instruments. Specifically, we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in agreements that contained complex financial instruments, including derivatives. This material weakness resulted in a misstatement of our liabilities and non-cash expense relating to the changes in fair value of the derivative instruments, which was identified by our independent auditors in connection with their audit of Cocrystal Discovery’s financial statements as of and for the year ended December 31, 2013.  This material weakness still exists as of September 30, 2014.  This deficiency could result in misstatements of the aforementioned accounts and disclosures that could result in a material misstatement of the consolidated financial statements that would not be prevented or detected.

Remediation Plan

Management has been actively engaged in developing a remediation plan to address the material weakness. Implementation of the remediation plan is in process and consists of establishing a formal review process of non-routine and complex transactions, including but not limited to equity transactions and licensing transactions, and to utilize outside consultants as necessary in evaluating the accounting for transactions containing complex financial instruments or derivatives. As of November 14, 2014, management has not yet completed these remediation efforts.

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

We are a party to two lawsuits which have previously been reported. There were no material developments in either lawsuit during the quarter ended September 30, 2014. Subsequent to the quarter ended September 30, 2014, the Court in the lawsuit seeking to recover on a 2007 $295,000 note due in November 2008, dismissed the Complaint with leave to amend. The Plaintiff subsequently filed an amendment on November 10, 2014.

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

Cocrystal Pharma, Inc.

Dated: November 14, 2014	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)
Dated: November 14, 2014	By:	/s/ Gerald McGuire
Gerald McGuire Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number

10.1	Memorandum of Understanding				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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