Form 10-K
period 2014-12-31
Cocrystal Pharma, Inc.
filed 2015-03-31
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ]  Yes   [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $31 million.

The number of shares outstanding of the registrant’s common stock, as of March 23, 2015, was 673,618,891

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

 Overview

Cocrystal Pharma, Inc. (“the Company”) was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. On January 2, 2014, Biozone Pharmaceuticals, Inc. sold substantially all of its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc. in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Cocrystal Discovery, Inc.’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

Effective November 25, 2014, Cocrystal Pharma, Inc. and affiliated entities completed a series of merger transactions as a result of which Cocrystal Pharma, Inc. merged with RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”). We refer to the surviving entity of this merger as “Cocrystal” or the “Company.”

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

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential replication function of a virus, including the RNA-dependent RNA polymerase enzyme, the helicase enzyme and the NS5A protein of HCV, and the polymerase enzymes of influenza virus and norovirus.   The polymerase inhibitors include both nucleosides (Nucs) and non-nucleosides.  To discover and design these inhibitors, we use proprietary antiviral nucleoside chemistry, and a proprietary platform comprising computation, medicinal chemistry, click chemistry, and X-ray crystallography.  We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information.  In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance.  By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that cause undesirable clinical side effects.  While this approach is easy to describe, it is much more difficult to carry out.  In particular, an extensive knowledge of viruses and drug targets is required.  In addition, knowledge and experience in the fields of structural biology, enzymology, and nucleoside chemistry is required.

We developed our proprietary structure-based drug design and antiviral nucleoside chemistry under the guidance of Dr. Roger Kornberg, our Chief Scientist and recipient of the Nobel Prize in Chemistry in 2006, and Dr. Raymond Schinazi, our Chairman and a world leader in the area of nucleoside chemistry and the founder of several biotechnology companies focusing on antiviral drug discovery and development.  Our drug discovery process focuses on those parts of the enzymes to which drugs bind and on drug-enzyme interactions at the atomic level.  Additionally, we have developed proprietary targeted in-house chemical libraries of nucleosides, non-nucleoside inhibitors, metal-binding inhibitors, and fragments.   Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes.

Cocrystal’s proprietary technology integrates several powerful and specialized techniques:

(1)	Selection of viral drug targets amenable to broad spectrum antiviral drug development and essential for viral genome replication;

(2)	Proprietary nucleoside chemistry;

(3)	Atomic resolution 3-D structure determination of drug binding pockets;

(4)
In-depth computational analysis of conservation of drug-binding pockets and critical molecular interactions between antiviral inhibitors and amino acid residues of the target molecule’s drug-binding pocket;

(5)	Cocrystal structure determinations to inform hit identification, hit-to-lead, and lead optimization processes;

(6)	Molecular modeling and computer-guided lead discovery to support rational chemical modifications based on structure-activity relationships, or SAR, of candidate inhibitor compounds;

(7)	Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad spectrum activity; and

(8)	Platforms for rapid identification of antiviral enzyme inhibitors showing broad spectrum antiviral capability.

We have applied these techniques to develop antiviral inhibitors of three important viruses: hepatitis C, influenza, and norovirus.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class, oral, broad-spectrum, high-barrier-to-resistance drugs. An ideal product for an antiviral therapy would have at least the following characteristics:

(1)	Good safety and tolerability profile;

(2)	Effective against all viral subtypes that cause disease;

(3)	High barrier to viral resistance; and

(4)	Ease of administration, for example, a pill.

Even at the discovery stage of drug development, we select compounds with these factors in mind. Furthermore, our technology is capable of delivering therapies that satisfy all of these key factors, as detailed below.

Safety and tolerability:  All drugs have side effects, also referred to as adverse effects. These usually result from a drug’s ability to bind to human biological molecules (usually proteins). When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects. Our inhibitors target viral replication enzymes and a viral replication protein, which are unique to viruses. Because the targets are viral, not human, minimal adverse effects are possible. During the discovery phase, we screen all candidate compounds for potential cross-reactivity with human replication enzymes and eliminate those that are cross-reactive.

Broadly effective against all viral subtypes:  For any given viral disease, there are different subtypes of viruses that cause the disease. For example, there are six different subtypes of the virus known to cause hepatitis C. These subtypes are termed “genotypes.” Each hepatitis C virus genotype is common in some parts of the world and rare in others.

Most antiviral drugs available today are only effective against certain subtypes of viruses and less effective or not effective at all against other subtypes. To address this problem, we are developing drug candidates that specifically target viral proteins involved in replication. Despite the various subtypes of virus that may exist, these enzymes are essentially identical (highly conserved) among all subtypes of a given virus. By targeting these conserved replication enzymes, our antiviral compounds are designed and tested to be effective against all virus subtypes. Replication enzymes are conserved not only among subtypes of a given virus but among many different viruses, creating an opportunity for the development of broad spectrum antiviral drugs.

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

Cocrystal’s focus on viral replication proteins can overcome the obstacle of viral resistance. We identify and target critical components of viral replication proteins that are essential for function and, therefore, sensitive to change. Any mutation in these critical components is likely to inactivate the protein and, in turn, render the virus incapable of replicating. Because such mutations cannot propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ.  We test the effectiveness of our compounds against potential viral mutations and select compounds with the highest barrier to resistance.

Ease of administration:   We select compounds for development that can be administered orally, preferably once daily, and in pill-form.

Therapeutic Targets

Hepatitis C:  A large and increasing market with considerable unmet medical need

Hepatitis C is a viral infection of the liver that affects approximately 170 million people worldwide, including 4 million in the United States.  Most patients develop chronic infections, which can lead to fibrosis (scarring), cirrhosis, liver failure, and liver cancer.  The worldwide market for hepatitis C antiviral drugs was $6 billion in 2001 and is expected to grow to $15 billion by 2015 (Renub Research 2012).

Today the hepatitis C market belongs to direct-acting antiviral agents (DAAs) that have activity (are effective against all or multiple hepatitis C virus (HCV) genotypes); have a high barrier to resistance; and are orally available.

Hepatitis C is a highly competitive and changing market. Currently, the standard treatment varies with the genotype of the hepatitis C virus infection. Prior to late 2013, treatment included peginterferon alpha and ribavirin, along with a protease inhibitor (either telaprevir, boceprevir, or simeprevir). In late 2013, sofosbuvir, a drug belonging to a new class of drugs called “nucleoside analogs” or “Nucs,” was approved to treat hepatitis C. In patients infected with HCV genotype 1 (the most common HCV genotype in the US), sofosbuvir is administered in combination with peginterferon alpha and ribavirin. In patients with HCV genotypes 2 and 3, however, sofosbuvir may be effectively administered in combination with ribavirin, without the need for peginterferon alpha.  In late 2014, a new class of direct-acting antiviral agents (DAAs), Harvoni™ (sofosbuvir/ledipasvir) and Viekira Pak™ (ombitasvir/paritaprevir/ritonavir, dasabuvir), were approved to treat HCV genotype 1.  In addition to these drugs, several compounds are currently in development by companies such as Achillion, Merck, and Bristol-Myers Squibb.

We were originally pursuing drug candidates that target two distinct HCV replication enzymes – NS5B polymerase and NS3 helicase -- that are essential to viral replication and are highly conserved across all HCV genotypes.  As a result of the merger with RFS Pharma LLC, we now have two additional drug candidates in our HCV portfolio – a Nuc and an NS5A inhibitor.  We have a preclinical pipeline of pan-genotypic NNI), pan-genotypic Nuc, and pan-genotypic NS5A inhibitor in development, which represent the potential for significant commercial opportunities.  The drug development candidates in our pipeline show excellent pan-genotypic activity against all major HCV genotypes and high barrier to drug resistance.  In addition to these properties, our drug development candidates show favorable safety/tolerability.  Manufacturing and IND-enabling studies of these preclinical leads are in progress.  We believe there is significant market potential for our unique pan-genotypic combination regimen (Nuc + NNI + NS5A).

We are also developing pan-genotypic antiviral compounds that inhibit HCV helicase, also known as NS3 helicase, another enzyme that is essential for hepatitis C viral replication. These compounds specifically inhibit an essential step of HCV replication prior to the synthesis of new RNA strands by NS5B polymerase. We believe that we are a leader in developing hepatitis C treatments that target this enzyme. Therefore, our HCV helicase inhibitor can be the first in a new class of treatments for hepatitis C.

We anticipate a significant global HCV market opportunity that will persist through at least 2030, given the large prevalence of HCV infection worldwide (170 million HCV infected individuals). We have four HCV direct-acting antiviral agents (DAAs), targeting HCV NS5B polymerase (NNI and Nuc), NS5A, and NS3 helicase, which could be developed as an all-oral, pan-genotypic combination regimen with significant upside. Such a combination treatment with different classes of DAAs has the potential to change the paradigm of treatment for HCV with its efficacy, higher barrier to viral resistance, and shorter duration of treatment. These strategies could allow us to expand and broaden our clinical successes in the HCV antiviral therapeutic area, and could also lead to high and fast cure rate, and to a better suppression of the emergence of drug resistance.

Norovirus: A worldwide public health problem responsible for close to 90% of epidemic, non-bacterial outbreaks of gastroenteritis around the world.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis including nausea, vomiting, stomach pain and diarrhea. Other symptoms include fatigue, fever and dehydration. Noroviruses are a major cause of gastrointestinal illness in closed and crowded environments, having become notorious for their common occurrence in hospitals, nursing homes, child care facilities, and cruise ships. In the United States alone, noroviruses are the most common cause of acute gastroenteritis, and are estimated to cause 21 million illnesses each year and contribute to 70,000 hospitalizations and 800 deaths.  Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited.  Few, companies are developing antiviral treatments for this disease. However, three candidate vaccines are currently in early stages of clinical testing by GlaxoSmithKline, Ligocyte and Takeda Pharmaceuticals.

By targeting viral replication enzymes, we believe it is possible to develop an effective treatment for all geno-groups of norovirus.  Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market.  Cocrystal is developing inhibitors of the RNA-dependent RNA polymerase of norovirus. Similar to the hepatitis C virus polymerases, this enzyme is essential to viral replication and is highly conserved between all noroviral geno-groups. Therefore, an inhibitor of this enzyme might be an effective treatment or short-term prophylactic agent (when administered during a cruise or hospital stay, for example).  We developed a preclinical Nuc which exhibits broad spectrum activity.  In addition, we have developed X-ray quality norovirus polymerase crystals.  We are implementing the platform and approaches that have proven successful in our other antiviral programs.

Influenza:  A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused by either influenza A or B virus, that results in yearly outbreaks of disease during the winter months. The Centers for Disease Control estimates that influenza is linked to 49,000 deaths and 200,000 hospitalizations each year in the United States.  The worldwide market for antiviral drugs to treat influenza was $4.3 billion dollars in 2009 and is expected to grow to $10 billion dollars by 2015.

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

We are developing drug candidates that are specifically designed to be effective against all strains of the influenza virus and to have a high barrier to resistance. Our drug candidates target a replication enzyme complex essential to viral replication, and should be effective against all forms of influenza, including avian influenza, an emerging public health concern in Asia.  The influenza replication complex consists of three different proteins: PA, PB1, and PB2.  We have developed X-ray quality influenza crystals, and structure-based leads with an excellent broad spectrum activity against major serotypes.  A small number of antiviral product candidates that are competitors for Cocrystal’s influenza program are one Nuc (Favipiravir), developed by Toyoma Chemical, and VX-787, developed by Janssen.

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

As of December 31, 2014, our patent portfolio consisted of patents and pending applications in our NS5B, NS3, and NS5A programs.  In our NS5B Nuc program, we had five patent families, including three issued patents, two pending U.S. applications, two provisional applications, 18 pending foreign applications, and one international patent application filed under the Patent Cooperation Treaty (PCT) at the World Intellectual Property Organization (WIPO).  The counterpart foreign applications were filed in a number of countries and regions, depending on the particular patent family, including Brazil, Canada, China, Egypt, Europe, India, Korea, Mexico, and Russia.  In our NS5B NNI program, our patent portfolio consisted of two related families, including one granted U.S. patent and two pending U.S. patent application, with one counterpart application pending in the European Patent Office.  In our NS3 protease program, we had two patent families, including one issued U.S. patent, one pending U.S. application, and 13 foreign counterparts pending, depending on the particular patent family, in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan, and Mexico.   In our NS5A program, we have one issued patent, one pending provisional application, and foreign counterpart applications pending in Brazil, Canada, Europe, and India. In our Ebola program, our patent portfolio consisted of one pending United States provisional patent application.

The term of individual patents depends upon the countries in which they are granted. In most countries, the patent term is 20 years from the earliest claimed filing date. In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application. Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for undue administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent.  Alternatively, a patent’s term may be shortened if a patent is terminally disclaimed over a commonly owned patent or a patent naming a common inventor and having an earlier expiration date. The Drug Price Competition and Patent Term Restoration Act of 1984, or the Hatch-Waxman Act, permits a patent term restoration of up to five years beyond the expiration date of a U.S. patent as partial compensation for the length of time the drug is under regulatory review.  Similar patent term extensions are available in some other countries (where they may be termed supplementary protection certificates or SPCs).

Collaborations

University of Mississippi: Cocrystal Pharma serves as a subcontractor in collaboration with University of Mississippi on an R01 grant from the National Center for Complementary and Alternative Medicine (NCCAM) of the National Institutes of Health (NIH). As part of this collaboration, Cocrystal Pharma will receive approximately $525,000 as part of this grant over a five (5) year period beginning September 30, 2012. As of December 31, 2014, we have received payments of $105,000 and had submitted grant reimbursement requests for an additional $105,000 which was paid in March 2015. The principal objective is to evaluate the in vitro cell-based activity of natural products isolated from plants, bacteria and fungi against the hepatitis C virus (HCV). The extracts that demonstrate excellent activity and no cytotoxicity are further isolated and characterized at the molecular level. Natural products are a highly productive resource for the discovery and development of new, innovative treatments providing unique classes of compounds with novel structural features and mechanisms of action.

Genoscience, BioLineRx and CTTQ: On February 1, 2012, Cocrystal Pharma, in collaboration with Genoscience, entered into a worldwide license agreement with BioLineRx (NASDAQ: BLRX; TASE: BLRX), a biopharmaceutical development company, to develop and commercialize BL-8030, an orally available treatment for hepatitis C. The agreement included upfront royalties and milestones payable to both companies. BL-8030 was co-developed through a joint collaboration between Cocrystal Pharma and Genoscience. Advanced preclinical studies are in progress in collaboration with CTTQ for China and Hong Kong markets.

Emory University: Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of HCV that were jointly developed by Emory and Cocrystal Pharma employees.  The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013.  The agreement includes royalties and milestones that may be payable upon product commercialization.

NIH: Cocrystal Pharma has two Public Health Biological Materials License Agreements with the NIH.  The original License Agreements were dated August 31, 2010 and it was amended on November 6, 2013.  The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

University of Pittsburgh and Emory University: Cocrystal Pharma assigned its patent rights to the patent titled “3'-AZIDO PURINENUCLEOTIDE PRODRUGS FOR TREATMENT OF VIRAL INFECTIONS” to University of Pittsburgh on November 21, 2014. This patent is jointly owned by Cocrystal Pharma, the University of Pittsburgh and Emory University.

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products.  We know of several companies that have marketed or are developing products for the treatment of hepatitis C and influenza, including Gilead Sciences, Inc., Merck & Co., Janssen Pharmaceuticals, Inc., Achillion Pharmaceuticals, Bristol-Myers Squibb, Toyoma Chemical Co. and Abbvie, Inc. These and other companies developing products for the other viral diseases that are of interest to us have substantially greater financial resources, expertise and capabilities than we do.

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

Research and Development Expenses

Manufacturing

We do not own or operate, and have no plans to establish any manufacturing facilities.  Our chemistry laboratory can produce research scale (milligram-gram) quantities of our lead drug candidates.

Employees

We employ 22 full-time employees.  Of these full-time employees, 18 are engaged in research and development activities.

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

 Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

We have operating facilities in Bothell, WA and Tucker, GA. In addition, we are responsible for a lease of laboratory space in Princeton, NJ.

In January 2014, Cocrystal Discovery renewed its lease for approximately 9,400 square feet of office and laboratory space in Bothell, Washington.  The lease expires on February 1, 2019 and provides for annual rent of approximately $140,000.

As part of the merger (that occurred on November 25, 2014) with RFS Pharma, LLC, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, GA.  This lease was amended on January 1, 2014 and expires on December 31, 2016 for approximately 5,626 (or 6,148) square feet of office and laboratory space. The annual expense for this Lease is estimated to be $183,000 (if all the space as noted in the lease is used then this number is estimated to be $199,632).

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey to conduct research and development activities related to our legacy business. The lease expires on July 20, 2016. Rent expense is $8,065 per month.  We sublet this space on a month-to-month basis at the same rental amount.

We believe that our facilities are sufficient to meet our current needs and that suitable additional space will be available if needed for future work.

Item 3.  Legal Proceedings

During 2014, the Company was a named party in two legal proceedings involving Daniel Fisher, a former executive officer of the Company, one of which has recently settled.

The settled proceeding was an action filed in Contra Costa County, California  by the landlord, which is an entity managed by Mr. Fisher, to evict MusclePharm as a tenant from real property our now inactive subsidiary, Biozone Laboratories, Inc. (“Biozone Labs”) previously leased. MusclePharm purchased operating assets of Biozone Laboratories, Inc. on January 2, 2014, and then immediately merged with Cocrystal Discovery, Inc. (“Cocrystal Discovery”).  Prior to the sale of operating assets to MusclePharm, Biozone Pharmaceuticals, Inc. gave notice of the assignment of the lease to MusclePharm and requested that the founder/landlord approve the assignment.  On March 27, 2014, the landlord filed suit in the Contra Costa County Court against us and Biozone Labs, as well as MusclePharm, alleging the assignment of the lease to MusclePharm was a violation of the lease and its provision requiring the landlord’s consent for a change of control. In February 2015, the parties entered a settlement agreement, and the case was dismissed on March 2, 2015.

In the second proceeding, the Company was named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery. The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007, well before the January 2, 2014 merger with Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the Complaint were filed in the third quarter, 2014, the motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. The Company intends to vigorously defend the action.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “COCP” since January 2, 2014.  Prior to that it was shown on the OTC Bulletin Board under the symbol “BZNE.” The following table sets forth the high and low prices as reported on the OTC Bulletin Board for the prior two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 10, 2015, there were approximately 194 holders of record of our common stock.
	High	Low
Year ended December 31, 2014
January 1, 2014 through March 31, 2014	$0.598	$0.33
April 1, 2014 through June 30, 2014	$0.44	$0.252
July 1, 2014 through September 30, 2014	$0.595	$0.265
October 1, 2014 through December 31, 2014	$0.739	$0.52

Year ended December 31, 2013
January 1, 2013 through March 31, 2013	$3.75	$1.01
April 1, 2013 through June 30, 2013	$1.05	$0.21
July 1, 2013 through September 30, 2013	$0.85	$0.16
October 1, 2013 through December 31, 2013	$0.97	$0.23

The last reported sales price of our Common stock on the OTC Bulletin Board on March 23, 2015 was $1.00 per share.

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

Between February 11, 2015 and March 6, 2015, the Company issued a total of 5,184,940 shares of common stock to 23 accredited investors upon the cashless exercise of warrants acquired by such investors in prior securities offerings of the Company.  The shares of common stock issued upon exercise of the warrants have not been registered under the Act and were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act.

On March 3, 2015, the Company filed an amendment to its Certificate of Incorporation that increased the number of its authorized shares of common stock from 200,000,000 to 800,000,000. In accordance with the terms of the Certificate of Designation designating the Series A and the Certificate of Incorporation designating the Series B, the filing of the Certificate of Amendment caused the immediate conversion of the Series A and Series B into a total of 340,760,802 and 205,083,086 shares of common stock, respectively, for no additional consideration. The shares of common stock issued upon conversion have not been registered under the Act and were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report and the information described under the caption Risk Factors and at the conclusion of this Item 7.

Company Overview

The Company was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. On January 2, 2014, the Company sold substantially all of its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc. in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Cocrystal Discovery, Inc.’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

Effective November 25, 2014, Cocrystal Pharma, Inc. and affiliated entities completed a series of merger transactions as a result of which Cocrystal Pharma, Inc. merged with RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”). We refer to the surviving entity of this merger as “Cocrystal” or the “Company.”

The majority of factors based on the qualitative analysis of the considerations in ASC 805 indicate that Cocrystal is the accounting acquirer in the business combination with RFS Pharma. Therefore, the transaction is not a reverse merger as the legal acquirer is also the acquirer from an accounting point of view.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates

While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2014, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Stock-Based Compensation

We account for stock options related to our equity incentive plans under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 which requires the recognition of the fair value of stock-based compensation.  The fair value of stock options was estimated using a Black-Scholes option valuation model.  This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award.  The fair value of equity-based awards is amortized ratably over the requisite service period of the award.  Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

We account for equity instruments issued to non-employees in accordance with the provisions of ASC 718 and ASC 505, “Equity.”  As a result, the non-cash charge to operations for non-employee options with service or other performance criteria is affected each reporting period by changes in the estimated fair value of our common stock, as the underlying equity instruments vest.  The two factors which most affect these changes are the price of the common stock underlying stock options for which stock-based compensation is recorded and the volatility of the stock price.  If our estimates of the fair value of these equity instruments change, it may have the effect of significantly changing compensation expense.

Fair Value of Warrants

Warrants are recorded either as equity instruments or derivative liabilities at their estimated fair value at the date of issuance. In the case of warrants recorded as liabilities, subsequent changes in estimated fair value are recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical volatility that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

Business Combinations and Intangible Assets

In connection with our acquisition of RFS Pharma in November 2014, we acquired a substantial amount of intellectual property.  We have accounted for the intellectual property acquired as an in-process research and development (IPR&D) asset and have determined that asset to have an indefinite life based on the stage of development of the research projects of RFS Pharma at the date of acquisition.  This intangible asset, which we recorded at its estimated fair value of $185.0 million as of the acquisition date, will continue to have an indefinite life until the associated research and development activities are complete, at which point a determination of the asset’s useful life will be made.  Prior to completion of these research and development activities, the intangible asset will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring.  These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.

We also recorded $65.2 million of goodwill in the RFS Pharma acquisition that is subject to impairment testing.  This goodwill primarily represents the amount recorded as a deferred tax liability in the RFS Pharma acquisition, which was required as the goodwill recorded for book purposes is not tax deductible based on the structure of the acquisition.  Future impairment tests of goodwill will also require substantial judgment and estimates.

Income Taxes

Given the uncertainty regarding future realizability of our deferred tax assets, which primarily result from our net operating losses and research and development credit carryforwards, we have placed a full valuation allowance on our deferred tax assets.  However, as noted above, we have recorded a deferred tax liability of $65.2 million related to the RFS Pharma acquisition.  We have not considered this deferred tax liability as a source of future income in our determination of the need for a valuation allowance against our deferred tax assets due to the fact that this deferred tax liability relates to our indefinite-lived IPR&D asset, and the timing of reversal of this deferred tax liability cannot currently be determined due to uncertainty regarding the ultimate outcome of our research activities associated with the intellectual property acquired in the RFS Pharma transaction.  To the extent our estimates regarding the outcome of those activities changes in future periods, our determination regarding the valuation allowance may also change.

Results of Operations for the Years Ended December 31, 2014 and December 31, 2013

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the years ended December 31, 2014 or 2013, except for $9,000 in grant revenues in 2014. For the year ended December 31, 2014, we had a net loss of approximately $99,000 compared to a net loss of approximately $3,887,000 for 2013.  We reported a net loss of $99,000 for the year ended December 31, 2014 primarily due to the substantial decrease in the fair value of our outstanding warrants, which are accounted for as liabilities.  Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants decreases during a period, which occurred during the year ended December 31, 2014, we record other income.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.  This other income or expense is non cash.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented. Other income or (loss) related to the change in fair value of our liability-classified warrants for the year ended December 31, 2014 was $4,784,000, and our operating loss for the year ended December 31, 2014 was $5,799,000, respectively, compared to an operating loss of $4,081,000 in 2013.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our 18 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our pre-clinical development activities.

Total research and development expenses were $4,071,000 for the year ended December 31, 2014, compared with $3,862,000 for the year ended December 31, 2013. The increase of $209,000, or 5%, was due to a $122,000 increase in personnel, supplies, and facilities costs associated with the addition of RFS Pharma LLC, and a $389,000 increase in lab supply and services primarily associated with preclinical manufacturing costs, offset by a $292,000 decrease in personnel costs due to the closure of the California lab facility in June 2014, and a decrease in facilities and equipment costs of $10,000.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $1,737,000 for the year ended December 31, 2014, compared with $219,000 for the year ended December 31, 2013. The increase of $1,518,000, or 693%, was due to a $293,000 increase in personnel costs, a $1,008,000 increase in accounting, legal and other professional services associated with the mergers and financing costs and our status as a public company, and a $217,000 increase in facilities and insurance costs due to the additional lease in Princeton, New Jersey and additional D&O insurance.

Future general and administrative expenses are expected to continue at the current levels other than specific costs related to the mergers that occurred in 2014.

Interest Income/Expense

Interest income was $96,000 for the year ended December 31, 2014, which represents interest earned on the mortgage note we acquired in June 2014.  The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income, net, was $5,648,000 for the year ended December 31, 2014 compared with  $194,000 for the year ended December 31, 2013.

The increase in other income, net of $5,054,000 for the year ended December 31, 2014 was due to a $1,359,000 increase in realized gain on marketable securities, and the increase in other income of $5,538,000 related to the decrease in the fair value of our derivative liabilities as our stock price decreased, which were offset by other expense of $946,000 for the difference between the proceeds received in our January 2014 common stock financing and the fair value of the warrants issued with the common stock.  These derivative liabilities are warrants to acquire the Company’s common stock that are potentially settleable in cash.

Income Taxes

For the year ended December 31, 2014, we recorded an income tax benefit of $52,000 related to the unrealized gain on our marketable securities.  Because we have a full valuation against our deferred tax assets and a pretax loss for the year ended December 31, 2014, we recorded an income tax benefit and a corresponding reduction of accumulated other comprehensive income for the portion of the tax expense associated with the unrealized gain that is allocable to continuing operations.  We did not record an income tax provision or benefit in 2013.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $4.0 million as of December 31, 2014.  In addition to the $4.0 million of cash and cash equivalents, we also held MusclePharm common stock with a fair value of $2.0 million as of December 31, 2014, which are held in escrow pending resolution of the matters discussed further below.

For the year ended December 31, 2014, net cash used in operating activities was $6,008,000, compared to net cash used in operating activities of $3,686,000 for 2013. The increase in cash used in operating activities from 2013 to 2014 was attributable to our increase in research and development activities, including an increase in personnel, and increased general and administrative expenses associated with being a public company and with the two mergers we entered into during 2014.  In 2014, net cash generated by investing activities was primarily due to the sale of marketable securities of $7,900,000, $589,000 of cash acquired in the merger with Biozone Laboratories, Inc., $194,000 of cash acquired in the acquisition of RFS Pharma, LLC, which were offset by the investment in a mortgage note receivable of $2,626,000.  Cash used in investing activities in 2013 of $4,000 consisted only of insignificant capital expenditures.  For the year ended December 31, 2014, net cash provided by financing activities was $2,865,000, compared to cash provided by financing activities of $7,000 for 2013.  In 2014, net cash generated by financing activities was primarily due to the proceeds from the issuance of common stock and warrants of $2,750,000 in January 2014.

In March, 2015 we received commitments from investors to invest $15,000,000 in the Company.  As of March 31 we had received $11,800,000.  As we continue to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of our product candidates, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending December 31, 2015, we estimate negative cash flow of approximately $11.0 million.  Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. In addition we may, if appropriate or necessary, sell the MusclePharm common stock at such time as they are released from escrow, which is dependent on resolution of the contingency described in Note 15 to the financial statements. There can be no assurances, however, that additional funding will be available on terms acceptable to us, or at all.

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

 RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors before deciding whether to invest in the Company. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected.  In such case, the value and marketability of the common stock could decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

Because we have never generated revenue we expect that due to the regulatory constraints on a drug development company with products in the pre-clinical stage, that we not generate revenue and continue to incur significant losses for the foreseeable future.

We are a preclinical-stage, biopharmaceutical discovery and development company. Since inception, our operations have been limited to organizing and staffing the Company, acquiring and developing intellectual property rights, developing our technology platform, undertaking basic research on viral replication enzyme targets and conducting preclinical studies for our initial programs

 Without revenue, we have incurred significant losses since inception of each of our operating subsidiaries, Cocrystal Discovery and RFS Pharma.  We do not expect to file any new drug applications until late 2015. Thereafter, because of the need to complete clinical trials, establish safety and efficacy and obtaining regulatory approval, we do not anticipate generating revenue for at least 5 years and will continue to sustain large losses.1

We have devoted most of our financial resources to research and development. We have financed our operations primarily through the sale of equity securities. The results of our operations will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We anticipate our expenses will increase substantially if and as we continue our research and preclinical development of our product candidates.

Because we have yet to generate any revenue on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize product candidates. We have no product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of products in the near future, and might never generate revenues from the sale of products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

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

Even if one or more product candidates we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved product candidate. Moreover, if we can generate revenues from the sale of any approved products, we may not become profitable and may need to obtain additional funding to continue operations.

If we do not raise additional debt or equity capital, we may not be able to remain operational.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is very expensive. We expect our research and development expenses to substantially increase as we advance our product candidates toward clinical programs.  In order to conduct these trials, we will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all. In March 2015, we raised $15,000,000 from the sale of common stock, including 58.3% to our directors.

As we move lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, we will be required to file an Investigational New Drug application (“IND”) or its equivalent in foreign countries, and as we conduct clinical development of product candidates, we may have adverse results that may cause us to consume additional capital. Our partners may not elect to pursue the development and commercialization of our product candidates subject to our respective agreements with them. These events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we initiate clinical trials for new product candidates other than programs currently partnered. We will require additional capital to obtain regulatory approval for, and to commercialize, product candidates.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or may not be able to remain operational.

RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES

Because the approach we are taking to discover and develop drugs is novel, it may never lead to marketable products.

We are concentrating our antiviral therapeutic product research and development efforts using our proprietary technology, and our future success depends on the continued successful development of this technology and the products derived from it.  We have no products or product candidates. The scientific discoveries that form the basis for our efforts to discover and develop product candidates are relatively new. The scientific evidence to support the feasibility of developing product candidates based on our approach is limited. If we do not successfully develop and commercialize product candidates based upon our technological approach, we may not become profitable and the value of our stock may decline.

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

If we do not succeed in our efforts to identify or discover potential product candidates, your investment may be lost.

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

If we are unable to successfully complete preclinical testing and clinical trials of our product candidates or experience significant delays in doing so, our business will be materially harmed.

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

We may be unable to demonstrate safety and efficacy of our product candidates to the satisfaction of regulatory authorities or we may incur additional costs or experience delays in completing, or ultimately be unable to complete, the development and commercialization of our product candidates.

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

Adverse events (“AEs”), that may be observed during clinical trials of our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval.  If AEs are observed in any clinical trials of our product candidates, including those our partners may develop under our alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

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

Following regulatory approval for a product candidate, we will still face extensive regulatory requirements and the approved product may face future development and regulatory difficulties.

Even if we obtain regulatory approval in the United States, the FDA may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The holder of an approved New Drug Application (“NDA”), must monitor and report AEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws, and are subject to FDA review.

Drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (“cGMP”), and adherence to commitments made in the NDA. If we or a regulatory agency discover previously unknown problems with a product such as AEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

We may be unable to acquire or in-license any compositions, methods of use, processes or other third-party intellectual property rights from third parties we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies are also pursuing strategies to license or acquire third-party intellectual property rights we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

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

Although our workers’ compensation insurance may cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, this insurance may not provide adequate coverage against other potential liabilities. We may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may cause substantial fines, penalties or other sanctions.

Compliance with governmental regulations regarding the treatment of animals used in research could increase our operating costs, which would adversely affect the commercialization of our technology.

The Animal Welfare Act (“AWA”), is the federal law that covers the treatment of certain animals used in research.  The AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions.  Third parties with whom we contract are subject to registration, inspections and reporting requirements.  Some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals.  If we or our contractors fail to comply with regulations concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Our clinical trials will involve people, and we and third parties with whom we contract also do research using animals.  Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the practice of our technology.  In addition, animal rights activists could protest or make threats against our facilities, which may cause property damage and delay our research.  Ethical and other concerns about our methods, such as our use of human subjects in clinical trials or our use of animal testing, could adversely affect our market acceptance.

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

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

If we form strategic alliances which are unsuccessful or are terminated, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

We are likely to use third party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain of our product candidates. See “Collaborations” under Item 1, of this Report. These strategic alliances will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

Termination of a strategic alliance may require us to seek out and establish alternative strategic alliances with third-party partners; this may not be possible, or we may not be able to do so on terms acceptable to us, in which case it may be necessary for us to limit the size or scope of one or more of our programs or increase our expenditures and seek additional funding by other means.  Such events would likely have a material adverse effect on our results of operations and financial condition.

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

If these third parties terminate their engagements, we will need to enter into alternative arrangements which would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. For product candidates we develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling preclinical studies and clinical trials are conducted under the respective study plans and trial protocols.

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

Because we expect to rely on limited sources of supply for the drug substance and drug product of product candidates, any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

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

We, our partners and our CROs must comply with current Good Clinical Practices (“cGCPs”), as defined by the FDA and the International Conference on Harmonization, for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving any marketing applications. Our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. If our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, fail to recruit properly qualified patients or fail to properly record or maintain patient data, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

If the patent applications we hold or have in-licensed regarding our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize products. We cannot offer any assurances about which patents will issue or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to invent a patent application related to a product candidate. In certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. However the life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the time during which we could market a product candidate under patent protection could be reduced.

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

Our commercial success depends in part on our avoiding infringement of the patents and proprietary rights of third parties. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office (“U.S. PTO”), and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are pursuing product candidates.  As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

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

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, involve substantial litigation expense and would be a substantial diversion of employee resources from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

RISKS RELATED TO COMMERCIALIZATION OF PRODUCT CANDIDATES

If strategic alliances are terminated and we elect to continue product development alone, we may sustain adverse consequences including increased costs, reduction of other programs and the dilution from additional financing.

If any of our strategic alliances our unsuccessful or are terminated, we may be forced to continue development at our own expense. Assuming sole responsibility for further development will increase our expenditures, and may requires us to limit the size and scope of one or more of our programs, seek additional funding and/or stop work altogether on one or more product candidates.

Because we face significant competition from other biotechnology and pharmaceutical companies,  our operating results will suffer if we fail to compete effectively.

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

Assuming one or more product candidates achieve regulatory approval and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

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

If our current product candidates are approved, we expect sales to generate substantially all of our product revenues for the foreseeable future, and as such, the failure of these products to find market acceptance would harm our business.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We depend on principal members of our executive and research teams, the loss of whose services may adversely impact the achievement of our objectives.  We are highly dependent on our management team and our Chairman of the Board, Dr. Raymond Schinazi, who is a part-time consultant.  We do not carry “key-man” life insurance on the lives of any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms the competition among numerous pharmaceutical companies for individuals with similar skill sets.  Because of this competition, our compensation costs may increase significantly.  If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

We have 22 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete will depend, in part, on our ability to manage any future growth.

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

We have locations in Washington and Georgia. We are vulnerable to natural disasters such as earthquakes, =s and other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

If our information technology systems are hacked, a third party may misappropriate our trade secrets which could harm our business and future results of operations.

We keep some of our intellectual property, including trade secrets and results of our preclinical research on a central server,  and our employees email such information to each other and  to third parties outside of our offices.  In addition, since we do not encrypt all of this information, there is a risk that hackers could misappropriate our intellectual property.  Any such misappropriation could harm our business and future results of operations.

RISKS RELATED TO OUR COMMON STOCK

Because we are subject to the “penny stock” rules, brokers cannot generally solicit the purchase of our common stock which adversely affects its liquidity and market price.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions.  The market price of our common stock on the Bulletin Board has been substantially less than $5.00 per share and therefore we are currently considered a “penny stock” according to SEC rules.  This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities.

Due to factors beyond our control, our stock price may be volatile.

Companies trading in the stock market in general, and particularly the over-the-counter markets, including the OTCQB, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Our common stock price recently has experienced significant gains even though there has been no disclosure by us of any positive factors. Broad market and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters which require stockholder approval.

As of March 10, 2015, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 69.4% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. These stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our stockholders.

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

Under our 2007 Equity Incentive Plan, our management may grant stock options and other equity-based awards to our employees, directors and consultants. The number of shares available for future grant under the 2007 Plan is approximately 34 million.

If we are subject to securities class action litigation, we may sustain material costs.

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

Under Section 382 of the Internal Revenue Code of 1986 if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three year period, the corporation’s ability to use its pre-change net operating loss carry forwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the RFS Pharma and Cocrystal Discovery mergers and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future because of subsequent shifts in our stock ownership. If we earn net taxable income, our ability to use our pre-change net operating loss carry forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 10, 2015, we had approximately 674 million shares of common stock outstanding, approximately 141 million of which may be publicly sold under Rule 144. In connection with the RFS Pharma merger, certain stockholders of the Company entered a Stockholder Rights Agreement under which the shareholders, who collectively hold approximately 470 million shares of common stock, or approximately 70% of the Company’s outstanding shares as of March 10, 2015, are generally prohibited from transferring their shares until November 25, 2015. Following that date, these shares may be sold publicly, although our officers, directors and other affiliates will be subject to Rule 144 limitations as described below.

In general, Rule 144 provides that any non-affiliate of Cocrystal, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

 An affiliate of the Company may sell after six months (subject to contractual restrictions as described above) with the following restrictions:

(i)	we are current in our filings,

(ii)	certain manner of sale provisions, and

(iii)	filing of Form 144.

Future sales of our common stock could cause the market price of our common stock to drop significantly, even if our business is performing well.

We may issue preferred which could make it more difficult for a third party to acquire us and could depress our stock price.

In accordance with the provisions of our Certificate of Incorporation and the Stockholder Rights Agreement described above, our Board may issue one or more additional series of preferred stock that have more than one vote per share, so long as the Board obtains the majority approval of each of the groups of shareholders who formerly held our Series A and Series B. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for shareholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.  Financial Statements and Supplementary

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cocrystal Pharma, Inc.
Bothell, Washington

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cocrystal Pharma, Inc. at December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP

Seattle, Washington
March 31, 2015

COCRYSTAL PHARMA, INC.
(a development stage company)

 CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2014	December 31, 2013

Assets
Current assets:
Cash and cash equivalents	$3,970	$1,034
Accounts receivable	122	-
Marketable securities	1,975	-
Prepaid and other current assets	144	139
Mortgage note receivable, current portion	165	-
Total current assets	6,376	1,173

Property and equipment, net	284	469
Deposits	31	19
Mortgage note receivable, long-term portion	2,431	-
In process research and development	184,966	-
Goodwill	65,195	-
Total assets	$259,283	$1,661

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable	299	224
Accrued expenses	394	139
Derivative liabilities	8,464	23
Total current liabilities	9,157	386
Long-term liabilities
Deferred rent	62	-
Deferred tax liability	65,195	-
Total long-term liabilities	65,257	-

Total liabilities	74,414	386

Commitments and contingencies
Cocrystal Discovery, Inc. Series A convertible preferred stock, $0.001 par value; 7,150 shares authorized; 0 and 7,046 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively; liquidation preference of $14,000 as of December 31, 2013, owned by Cocrystal Discovery shareholders, converted in the merger with Biozone.	-	10,108

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, issued and outstanding at December 31, 2014, issued in the merger with RFS Pharma, LLC	178,218	-

Stockholders' equity (deficit):
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 1,000 and 279 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	1	-
Common stock, $.001 par value; 200,000 and 262,186 shares authorized, 122,494 and 0 shares issued and outstanding as of December 31, 2014 and December 31, 2013, respectively	123	-
Additional paid-in capital	18,725	3,502
Accumulated other comprehensive income, net of tax	236	-
Accumulated deficit	(12,434)	(12,335)
Total stockholders' equity (deficit)	6,651	(8,833)

Total liabilities and stockholders' equity (deficit)	$259,283	$1,661

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.
(a development stage company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)
	2014	2013

Grant revenues	$9	$-

Operating expenses
Research and development	4,071	3,862
General and administrative	1,737	219
Total operating expenses	5,808	4,081

Loss from operations	(5,799)	(4,081)

Interest income	96	2
Realized gain on sale of marketable securities	1,359	-
Other expense	(7)	-
Fair value of warrant liabilities in excess of proceeds from financing	(946)	-
Loss on return of escrowed shares	(584)	-
Change in fair value of derivative liabilities	5,730	192
Total other income, net	5,648	194

Loss before income taxes	(151)	(3,887)

Income tax benefit	52	-

Net loss	$(99)	$(3,887)

Comprehensive income (loss):
Net loss	$(99)	$(3,887)
Unrealized gain on marketable securities, net of tax	236	-
Total comprehensive income (loss)	$137	$(3,887)

Net loss per common share:
Net loss per share, basic	$(0.00)	$(0.07)
Net loss per share, diluted	(0.01)	(0.07)
Weighted average common shares outstanding, basic	326,779	57,255
Weighted average common shares outstanding, diluted	327,753	57,255

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)

	Cocrystal Discovery, Inc. Series A Convertible Preferred Stock		Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in capital	Accumulated other comprehensive income	Accumulated Deficit	Total Stockholders' Equity (Deficit)
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2012	7,046	$10,108	-	$-	279	$-	-	$-	$3,440		$(8,448)	$(5,008)
Issuance of common stock												-
Issuance of series A preferred stock												-
Stock based compensation									55			55
Exercise of stock options									7			7
Net loss											(3,887)	(3,887)

Balance as of December 31, 2013	7,046	10,108	-	-	279	-	-	-	3,502		(12,335)	(8,833)
Conversion of series A convertible stock	(7,046)	(10,108)			721	1			10,107			10,108
Merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.							115,907	116	(1,596)			(1,480)
Exercise of common stock options							1,087	1	115			116
Stock-based compensation									38			38
Issuance of common stock and warrants in January 2014							5,500	6	(6)			-
Unrealized gain on marketable securities, net of tax										236		236
Series A preferred stock issued in the merger with RFS Pharma, LLC			1,000	178,218								-
Stock options issued in the merger with RFS Pharma, LLC									6,565			6,565
Net loss											(99)	(99)
	-	$-	1,000	$178,218	1,000	$1	122,494	$123	$18,725	$236	$(12,434)	$6,651

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2014	2013

Operating activities:
Net loss	$(99)	$(3,887)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	199	236
Stock-based compensation	38	55
Fair value of warrant liabilities in excess of proceeds from financing	946	-
Change in fair value of derivative liabilities	(5,730)	(192)
Deferred income tax	(52)	-
Loss on return of escrowed shares	584	-
Realized gain on sale of marketable securities	(1,359)	-
Loss on sale of equipment	6	-
Changes in operating assets and liabilities, net of effects of reverse merger with Biozone Pharmaceuticals, Inc. and the merger with RFS Pharma, LLC:
Prepaid expenses and other current assets	9	(1)
Accounts payable and accrued expenses	(551)	103
Net cash used in operating activities	(6,009)	(3,686)

Investing activities
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.	589	-
Cash acquired in acquisition of RFS Pharma, Inc.	194	-
Purchase of property and equipment	(5)	(4)
Long term deposits	(3)	-
Proceeds from sale of marketable securities	7,900	-
Investment in mortgage note receivable	(2,626)	-
Principal payments received on mortgage note receivable	30	-
Net cash provided by (used in) investing activities	6,079	(4)

Financing activities
Proceeds from exercise of stock options	116	7
Proceeds from issuance of common stock and warrants	2,750	-
Net cash provided by financing activities	2,866	7

Net increase (decrease) in cash and cash equivalents	2,936	(3,683)
Cash and cash equivalents at beginning of period	1,034	4,717
Cash and cash equivalents at end of period	$3,970	$1,034

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain on marketable securities net of tax	$236	$-
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	$5	$-
Marketable securities	8,811	-
Accounts payable and accrued expenses	(410)	-
Derivative liabilities	(10,475)	-

Fair value of Series A preferred stock issued in acquisition of RFS Pharma, LLC	178,218	-
Fair value of stock options issued in acquisition of RFS Pharma, LLC	6,565	-
Fair value of assets acquired and liabilities assumed in acquisition of RFS Pharma, LLC
In-process research and development	184,966	-
Goodwill	65,195	-
Deferred tax liabilities	(65,195)	-
Prepaid expenses and other current assets	132	-
Accounts payable and accrued expenses	(532)	-
Property and equipment	14	-
Other long term assets	10	-

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Basis of Presentation

Cocrystal Pharma, Inc. (the “Company”) is a biopharmaceutical company focused on developing antiviral therapeutics for human diseases.

On January 2, 2014, Biozone Pharmaceuticals, Inc. merged with Cocrystal Discovery, Inc. (as further described below).  The Company was previously incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. ("Biozone"). On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc. ("we", the "Company", or "Cocrystal").

Our primary business going forward is to develop novel medicines for use in the treatment of human viral diseases.  Cocrystal has been developing novel technologies and approaches to create antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Effective January 2, 2014, Biozone, Biozone Acquisitions Co., Inc., a wholly-owned subsidiary of Biozone (the “Merger Sub”), and Cocrystal Discovery entered into and closed an Agreement and Plan of Merger (the “Biozone Merger Agreement”). Pursuant to the Biozone Merger Agreement, Merger Sub merged with and into Cocrystal Discovery (the “Merger”), with Cocrystal Discovery continuing as the surviving corporation and a wholly-owned subsidiary of Biozone. Cocrystal Discovery is considered the accounting acquirer as its shareholders own 60% of the combined entity after the Merger. In connection with the Biozone Merger Agreement, all of the Company’s shares of Series A preferred stock were first converted to common stock, and Biozone then issued to Cocrystal Discovery’s security holders a total of 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”) (at a ratio of 0.07454 Series B stock for each common share of Cocrystal Discovery). The Series B shares: (i) automatically convert into shares of the Company’s common stock at a rate of 205.08308640 shares for each share of Series B at such time that the Company has sufficient authorized capital, (ii) are entitled to vote on all matters submitted to shareholders of the Company and vote on an as converted basis and (iii) have a nominal liquidation preference. Additionally, the Company assumed all of the outstanding stock options under the Cocrystal Discovery 2007 Equity Incentive Plan. Subsequent to the Merger, Biozone changed its name to Cocrystal Pharma, Inc.

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

Effective November 25, 2014, Cocrystal, Cocrystal Holdings, Inc., a Delaware corporation and wholly-owned subsidiary of Cocrystal, Cocrystal Merger Sub, Inc., a Delaware corporation and wholly-owned subsidiary of the Company (the “Cocrystal Merger Sub”), RFS Merger Sub, LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (the “RFS Merger Sub”) and RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”), entered into and closed an Agreement and Plan of Merger (the “RFS Merger Agreement”).

The consideration paid by the Company was approximately $184.8 million, consisting of the issuance of 1,000,000 shares of Series A Preferred stock (“Series A”) with an estimated fair value of approximately $178.2 million and the issuance of 16,542,538 options to purchase the Company’s common stock as replacements of awards previously issued to employees of RFS Pharma with an estimated fair value of approximately $6.6 million.  The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock upon the approval of the Company’s shareholders on March 3, 2015 to increase the total number of the Company’s authorized common shares to 800,000,000 shares. Prior to the Series A shares being converted to common stock, the Series A shares contained a provision that they could be redeemed at each holder’s option based on a defined conversation price beginning on November 25, 2015 if not previously converted to common stock. The Series A shares were therefore classified as mezzanine equity in the Company’s balance sheet as of December 31, 2014, because at that time such shares could potentially have been redeemed by its holders for events that were outside the Company’s control. No accretion to redemption value was required, as redemption was not probable.

Basis of Presentation

The financial statements are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: RFS Pharma, LLC, Cocrystal Discovery, Inc., Cocrystal Merger Sub, Inc., Baker Cummins Corp. and Biozone Laboratories, Inc. Intercompany transactions and balances have been eliminated.

Liquidity

The Company has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $5.8 million and $4.1 million in the years ended December 31, 2014 and 2013, respectively.   Subsequent to December 31, 2014, the Company received commitments for a $15,000,000 private stock placement, of which $11,800,000 has been received.  The Company believes that its cash and cash equivalents of $4.0 million as of December 31, 2014, and funds received in this financing will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months   As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all.

2.           Summary of Significant Accounting Policies

Segments

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash and cash equivalents. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash.

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, regulatory approvals, competition from current treatments and therapies and larger companies, protection of proprietary technology, strategic relationships and dependence on key individuals.

Products developed by the Company require clearances from the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies prior to commercial sales in their respective markets. The Company’s products may not receive the necessary clearances and if they are denied clearance, clearance is delayed or the Company is unable to maintain clearance the Company’s business could be materially adversely impacted.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents. Cash and cash equivalents include cash in a readily available checking account.

Marketable securities

Marketable securities consist of equity securities of publicly traded entities, and are classified as available-for-sale and carried at fair value on the balance sheet. Changes in the fair value of marketable securities are recorded as other comprehensive income.

Property and Equipment

Property and equipment, which consists of lab equipment, computer equipment, and office equipment, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Goodwill and In-Process Research and Development

Goodwill and an intangible asset for in-process research and development were recorded in connection with the acquisition of RFS Pharma in November 2014.  In-process research and development represents a series of awarded patents, filed patent applications and an in-process research program acquired in the acquisition of RFS Pharma that are integral to the development of the Company’s planned future products.  In-process research and development represents an indefinite-lived intangible asset.  As a result, both goodwill and in-process research and development are not amortized but are tested for impairment annually at the reporting unit level on November 30 or more frequently if events and circumstances indicate impairment may have occurred. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in stock price for a sustained period; and

•	Significant decline in market capitalization relative to net book value.

Goodwill and in-process research and development are evaluated for impairment first by a qualitative assessment to determine the likelihood of impairment. If it is determined that impairment is more likely than not, the Company will then proceed to the two step impairment test. For goodwill, the first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit and for in-process research and development to compare the fair value of the in-process research and development asset to its carrying amount (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value exceeds the carrying amount, the goodwill or indefinite-lived research and development asset is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill for its single reporting unit and its in-process research and development, the Company determines fair values of its goodwill using the market approach, and its in-process research and development asset using the income approach.

In performing the preliminary purchase price allocation for the RFS Pharma acquisition, the Company considered, among other factors, the Company’s intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of RFS Pharma’s product candidates. The fair values of intangible assets were calculated primarily using a discounted cash flow analysis of future development costs and exit values under a number of different scenarios.  Company management estimated the probabilities of occurrence of each scenario and prepared forecast balance sheets and income statements for the combined company.  The rates utilized to discount net cash flows to their present values were based on a range of discount rates from 4.7% (rate during the active periods) to 15.6% (terminal rate).

No impairment of goodwill or in-process research and development assets was recorded during the year ended December 31, 2014.  The Company had no goodwill or in-process research and development assets as of December 31, 2013.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value. The Company has not recognized any impairment losses through December 31, 2014.

Mortgage Note Receivable

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

Grant Revenue and Accounts Receivable

Research and development grants are recorded as revenue when there is reasonable assurance that the Company has complied with all conditions necessary to achieve the grants, collectability is reasonably assured, and as the expenditures are incurred.  Accounts receivable represents amounts due under research and development grants that has not yet been received.

Research and Development Expenses

All research and development costs are expensed as incurred.

Income Taxes

The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered or settled. Realization of deferred tax assets is dependent upon future taxable income. A valuation allowance is recognized if it is more likely than not that some portion or all of a deferred tax asset will not be realized based on the weight of available evidence, including expected future earnings. The Company recognizes an uncertain tax position in its financial statements when it concludes that a tax position is more likely than not to be sustained upon examination based solely on its technical merits. Only after a tax position passes the first step of recognition will measurement be required. Under the measurement step, the tax benefit is measured as the largest amount of benefit that is more likely than not to be realized upon effective settlement. This is determined on a cumulative probability basis. The full impact of any change in recognition or measurement is reflected in the period in which such change occurs. The Company elects to accrue any interest or penalties related to income taxes as part of its income tax expense.

Stock-Based Compensation

The Company recognizes compensation expense using a fair-value-based method for costs related to stock-based payments, including stock options. The fair value of options awarded to employees is measured on the date of grant using the Black-Scholes option pricing model and is recognized as expense, net of a forfeiture rate, over the requisite service period on a straight-line basis.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk free interest rate. The Company estimates volatility using market comparable entities since the Company’s common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term.  The risk free interest rate is estimated using comparable published federal funds rates.

The Company accounts for equity instruments issued to parties, other than employees, for acquiring goods or services under the guidance of Subtopic 505-50 of the Accounting Standards Codification (“ASC”), Equity-Based Payments to Non-Employees. Transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the equity instrument issued. The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which a performance commitment is reached.

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

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2014:

•	Estimated dividends:	None

•	Expected volatility:	79 - 103%

•	Risk-free interest rate:	0.25 - 2.11%

•	Expected term:	1.16 – 9.05 years

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

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company has not adopted the provisions of this ASU.  Upon adoption, the Company will use this guidance to evaluate going concern.

3.           RFS Pharma, LLC Acquisition

On November 25, 2014, the Company entered into and closed an Agreement and Plan of Merger with RFS Pharma. At the closing of the merger, the Company issued to RFS Pharma’s members 1,000,000 shares of the Company’s Series A preferred shares to purchase all of the outstanding member interests in RFS Pharma, and also issued 16,542,538 options to purchase the Company’s common stock as replacements of awards previously issued to employees of RFS Pharma.  The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock upon the approval of the Company’s shareholders on March 3, 2015 to increase the total number of the Company’s authorized common shares to 800,000,000 shares.

The goodwill associated with the acquisition is not deductible for tax purposes.

The fair value of the Series A shares was based on the quoted market price of the Company’s common stock into which the Series A shares were convertible and the fair value of the replacement options issued was based on the Black-Scholes option pricing model.

The purchase price consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from RFS Pharma. Based upon the estimated fair values determined by the Company, the total purchase price was allocated as follows (in thousands):

Purchased in-process research and development	$184,966
Net book value of tangible assets acquired	(183)
Goodwill	65,195
Deferred tax liability	(65,195)
Total purchase price	$184,783

4.           Property and Equipment

Property and equipment consist of the following (in thousands):

	December 31,
	2014	2013

Lab equipment	$1,146	$1,113
Computer and office equipment	87	92

Total equipment	$1,233	1,205
Less accumulated depreciation	(949)	(736)

Property and equipment, net	$284	$469

Depreciation expense for the years ended December 31, 2014 and 2013 was $199,000 and $236,000, respectively.

5.           Marketable Securities

 As of December 31, 2014, the Company owns 260,000 shares of MusclePharm, Inc. (“MusclePharm”) common stock. The 260,000 shares were part of 600,000 shares originally issued to the Company related to the Company’s sale of assets to MusclePharm that were required to be held in escrow until October 2014 to satisfy any breaches of representations under the Biozone Merger Agreement.  The 600,000 shares received by the Company that were not required to be held in escrow were sold for $5,400,000 in June 2014.  On September 29, 2014, the Company signed a Memo of Understanding in which it agreed to release 90,000 shares of MusclePharm stock out of the original balance of 600,000 shares held in escrow in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. The Company recognized a net loss on the return of these MusclePharm shares of $584,000 in the year ended December 31, 2014.  In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share.   MusclePharm did not withdraw the portion of its claim that relates to the pending eviction proceedings (See note 14) and will continue to hold in escrow 260,000 shares of its stock pending such time as MusclePharm and the Company can reach a mutually agreeable arrangement with respect to the MusclePharm lease; however, it no longer has the option to repurchase such shares at $10.00 per share.  As of December 31, 2014, the Company owned 260,000 MusclePharm shares which were recorded at their estimated fair value of $1,975,000.

6.           Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements.  The property subject to the mortgage is owned by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm.  At December 31, 2014, the carrying amount of the mortgage note receivable was $2,596,000, which consisted of $2,478,000 of principal, $91,000 of interest and $27,000 of fees paid to the selling bank.  The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%.  The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

7.           Convertible Preferred Stock

Series A Convertible Preferred Stock

As of December 31, 2013, Cocrystal Discovery, Inc. had outstanding shares of its Series A Preferred Stock (“Cocrystal Discovery Series A”).  The holders of Cocrystal Discovery Series A preferred stock were entitled to receive cumulative dividends at a rate of $0.1153 per share per annum. The preferred stock dividends were payable when and if declared by the Company’s Board of Directors.  No dividends were ever declared on the Cocrystal Discovery Series A.

In connection with the merger with Biozone, the Company exchanged the above Cocrystal Discovery Series A for a new Series B Convertible Preferred Stock.  See below for more information.

The Company has authorized up to 5,000,000 shares of preferred stock, $0.001 par value per share, for issuance.  In connection with the merger with RFS Pharma in November 2014, the Company created a new series of Series A Preferred Stock (“Series A”).  The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock on March 3, 2015 as a result of the Company’s shareholders approving an increase in the number of the Company’s authorized common shares to 800,000,000.  The Series A shares were classified as mezzanine equity in the Company’s balance sheet as of December 31, 2014, because at that date such shares could potentially have been redeemed by its holders for events that were outside the Company’s control. No accretion to redemption value was required, as redemption was not probable.

Series B Convertible Preferred Stock

In connection with the merger with Biozone, the Company issued to Cocrystal Discovery’s Series A and Common security holders 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”).  The Series B shares automatically converted into 205,083,086 shares of the Company’s common stock on March 3, 2015 as a result of the Company’s shareholders approving an increase in the number of the Company’s authorized common shares to 800,000,000.

8.           Common Stock

As of December 31, 2014, the Company had 200,000,000 shares of authorized common stock, $0.001 par value per share, and had 122,493,690 shares issued and outstanding.  As discussed above, on March 3, 2015, the Company’s shareholders approved an increase in the number of authorized shares to 800,000,000, which automatically resulted in the conversion of all outstanding Series A and Series B shares to common stock and thereby increased the number of outstanding shares of common stock by 545,844,608.

On January 21, 2014, the Company completed the sale of 5,500,000 shares of its common stock in a private placement in exchange for $2,750,000. Also, 5,500,000 warrants to purchase common stock at an exercise price of $0.50 for a period of ten years were issued in conjunction with this sale. These warrants were recorded as liabilities upon issuance due to potential cash settlement provisions, as discussed in Note 10. The fair value of these warrants was estimated to be $3,696,000 at issuance. As this exceeds total proceeds received of $2,750,000, the excess of $946,000 was expensed during 2014.

The holders of common stock are entitled to one vote for each share of common stock held.

9.     Stock Based Awards

2007 Equity Incentive Plan

The Company adopted an equity incentive plan (the “2007 Plan”) in 2007 under which 53,599,046 shares of common stock have been reserved for issuance to employees, nonemployee directors and consultants of the Company. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the balance vesting monthly over the remaining three years. As of December 31, 2014, 32,822,534 shares of common stock remain available for future grant under the 2007 Plan.

The following table summarizes stock option transactions for the 2007 Plan for the years ended December 31, 2013 and 2014:

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price
Balance at December 31, 2012	1,773,390	4,326,461	$0.11
Granted	(229,318)	229,318	0.16
Exercised		(49,319)	0.10
Cancelled	103,560	(103,560)	0.10
Balance at December 31, 2013	1,647,632	4,402,900	0.12
Increase in option pool	47,459,195
Options granted to merger employees	(16,542,538)	16,542,538	0.10
Exercised		(1,087,081)	0.11
Cancelled	258,245	(258,245)	0.11
Balance at December 31, 2014	32,822,534	19,600,112	$0.10

The Company recognizes compensation expense using a fair-value-based method for costs related to stock-based payments, including stock options. The fair value of options awarded to employees is measured on the date of grant using the Black-Scholes option pricing model and is recognized as expense over the requisite service period on a straight-line basis.  The Black-Scholes option pricing model includes the following weighted average assumptions:

	Year Ended December 31,
	2014	2013
Assumptions:
Risk-free interest rate	1.08 – 2.51%	1.11%
Expected dividend yield	0%	0%
Expected volatility	108%	108%
Expected term (in years)	6.08	6.08

In the merger with RFS Pharma, the Company issued 16,542,538 options with a weighted average exercise price of $0.10 per share in exchange for RFS options then outstanding.  These were the only options issued in 2014.  The weighted average fair value of options granted during 2014 and 2013 was $0.45 and $0.17, respectively.

The Company uses historical data to estimate forfeitures at the time of grant and is required to record stock-based compensation only for those awards that are expected to vest. The Company recorded employee stock-based compensation expense of $37,578 and $55,483 for the years ended December 31, 2014 and 2013, respectively.

As of December 31, 2014, there was $885,325 of total unrecognized compensation expense related to non-vested employee stock options that is expected to be recognized over a weighted average period of 1.8 years.

As of December 31, 2014, options to purchase 19,600,112 shares of common stock, with an aggregate intrinsic value of $6,272,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 4.9 years. As of December 31, 2014, options to purchase 17,125,790 shares of common stock, with an aggregate intrinsic value of $5,549,000, were exercisable with a weighted-average exercise price of $0.10 per share and a weighted-average remaining contractual term of 4.4 years. The aggregate intrinsic value of outstanding and exercisable options at December 31, 2014 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on December 31, 2014 of $0.42 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

In 2008 and 2009, the Company granted options to purchase 1,941,544 shares of common stock to nonemployees at an exercise price of $0.10 per share. The assumptions used to calculate the fair value of nonemployee options were the same as the employee assumptions except the expected life is considered to be 6.02 years. The Company recorded stock-based compensation expense related to these options of $0 and $4,395 in 2014 and 2013, respectively. As of December 31, 2014, there were 1,941,112 outstanding nonemployee options at an exercise price of $0.10 per share and all of these options were fully vested.

Common Stock Reserved for Future Issuance

	December 31,	December 31,
	2014	2013
Conversion of preferred stock	-	148,494,693
Stock options issued and outstanding	19,600,112	4,402,900
Authorized for future option grants	32,822,534	1,647,632
Warrants outstanding	26,669,000

Total	79,091,646	154,545,225

10.            Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the year ended December 31, 2014 (in thousands):

	Warrants accounted for as: Equity			Warrants accounted for as: Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, January 1, 2014	-	-	-	-	-	-	-	-	-
Warrants acquired in merger with Biozone	650	455	1,864	1,000	10,000	200	7,000	-	21,169
Warrants issued	-	-	-	-	-	-	-	5,500	5,500
Outstanding, December 31, 2014	650	455	1,864	1,000	10,000	200	7,000	5,500	26,669

Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued by Biozone in connection with equity financings in February 2012, August 2013, October 2013 and January 2014, which were assumed by the Company in connection with its merger with Biozone in January 2014.  As of December 31, 2014, 23,700,000 warrants are accounted for as liabilities and 2,969,000 warrants are accounted for as equity.  Warrants accounted for as liabilities are either potentially settleable in cash or not indexed to the Company’s own stock because they contain contingencies under which the Company could be forced to settle them for cash or because they contain potential adjustments to their exercise price.  As such, they  are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations and comprehensive income (loss) as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2014:

	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.40	$0.50	$0.50	$0.50

Expected term (years)	1.2	8.7	3.8	8.8	9.1
Cumulative volatility %	79%	103%	81%	103%	103%
Risk-free rate %	0.25%	2.08%	1.32%	2.09%	2.11%

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

Subsequent to December 31, 2014, 12,689,000 warrants have been converted into 4,991,331 common shares using the warrants’ cashless exercise provision.

11.           Licenses and Collaborations

Agreements with Teva Pharmaceuticals-

On September 13, 2011, the Company signed a Share Purchase Agreement with Teva Pharmaceuticals Industries Limited (“Teva”). Under the terms of this agreement, Teva purchased at an initial closing 687,442 shares of the Company’s common stock for $7.5 million and, concurrent with the purchase of the common stock, obtained options to purchase up to an additional $37.5 million of the Company’s common stock. Teva never exercised any options to purchase additional common stock, and all options have expired as of December 31, 2014.

Contemporaneously with the signing of the Share Purchase Agreement, the Company also signed a Research and Collaboration Agreement and an Exclusive License Option Agreement with Teva. Under the terms of the Research and Collaboration Agreement, the Company carried out a research and development program (“R&D Program”) to develop novel therapeutics for Hepatitis C that target the viral polymerase enzyme involved in replication of the virus. The R&D Program has been concluded. Teva's options to extend the R&D Program or to receive a license to the technology developed by the Company under the R&D Program have expired. The Company retains all rights to the technology.

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

The liability representing the fair value of the options was included on the accompanying balance sheets as “Derivative liability” and was required to be remeasured at fair value at each reporting date. The fair value of the options to purchase additional common stock was estimated using a probability-weighted Black-Scholes-Merton model. As of December 31, 2013, the fair value of the liability was approximately $23,000, which represented a reduction in fair value during the year ended December 31, 2013 of approximately $192,000.  As of December 31, 2014, all such options had expired and the liability had been reduced to zero.

12.  Fair Value Measurement

ASC 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company categorized its cash equivalents as Level 1 fair value measurements. As further discussed in Note 5 above, certain of the Company’s marketable securities were subject to restrictions on sale as of December 31, 2014 because they are held in escrow pending resolution of the lease dispute discussion in Note 5. They are considered to be a Level 2 fair value measurement.  The valuation for the 260,000 marketable securities categorized as Level 2 was based on applying a discount for lack of marketability to the quoted market price of the issuer’s unrestricted securities.  The Company categorized its warrants potentially settleable in cash and its options issued to Teva Pharmaceuticals, Inc. as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model as discussed in Note 10 above.

The following table presents a summary of fair values of assets and liabilities that are remeasured at fair value at each balance sheet date as of December 31, 2014 and 2013, and their placement within the fair value hierarchy as discussed above (in thousands):

Description	December 31, 2014	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$3,970	$3,970	$-	$-
Marketable securities	1,975	-	1,975	-
Total assets	$5,945	$3,970	$1,975	$-

Liabilities:
Warrants potentially settleable in cash	$8,464	$-	$-	$8,464
Total liabilities	$8,464	$-	$-	$8,464

Description	December 31, 2013	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents	$1,034	$1,034	$-	$-
Total assets	$1,034	$1,034	$-	$-

Liabilities:
Derivative liability	$23	$-	$-	$23
Total liabilities	$23	$-	$-	$23

The Company has not transferred any financial instruments into or out of Level 3 classification during the year ended December 31, 2014. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2014 and 2013, is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2014	2013
Balance , January 1,	$23	$215
Change in fair value of Teva option	(23)	(192)
Estimated fair value of warrants assumed in merger on January 2, 2014	10,475	-
Estimated fair value of warrants issued in January common stock sale	3,696	-
Change in fair value of warrants for the year ended December 31, 2014	(5,707)	-
Balance at December 31,	$8,464	$23

13.            Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares). The common share equivalents of the Series A preferred shares are not included in the calculation of the weighted average number of common shares outstanding for 2014 because they were not convertible into common stock as of December 31, 2014. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of the Cocrystal Discovery, Inc. Series A preferred stock in 2013.

The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	For the year ended:
	2014	2013
Numerator:
Net loss attributable to shareholders	$(99)	$(3,887)
Adjustment for change in fair value of derivative liability	$(2,228)	$-
Net loss attributable to shareholders adjusted for assumed exercises	$(2,327)	$(3,887)

Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	326,799	57,255
Adjustment for dilutive effects of warrants	954	-
Diluted	327,753	57,255

Net loss per share
Basic	$(0.00)	$(0.07)
Diluted	$(0.01)	$(0.07)

The following table sets forth the number of potential common shares excluded from the 2014 and 2013 calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the year ended December 31,
	2014	2013
Options to purchase common stock	19,600	4,403
Warrants to purchase common stock	16,669	21,169
Cocrystal Discovery, Inc. Series A convertible preferred stock		9,670
Total	36,269	35,242

14.           Income Taxes

In accordance with the authoritative guidance for income taxes under ASC 740, a deferred tax asset or liability is determined based on the difference between the financial statement and the tax basis of assets and liabilities as measured by the enacted tax rates, which will be in effect when these differences reverse. The Company provides a valuation allowance against net deferred tax assets unless, based upon the available evidence, it is more likely than not that the deferred tax assets will be realized.

The Company recognizes the impact of a tax position in the financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.

The Company is subject to taxation in the U.S. and various state jurisdictions.  Currently no years are under examination. All tax years are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits.

A reconciliation of income tax expense (benefit) for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31,
	2014	2013
Federal	$-	$-
State	2	-
Total current income tax expense	2	-

Deferred:
Federal	(51)	-
State	(3)	-
Total deferred income tax expense (benefit)	(54)	-
Total income tax expense (benefit)	$(52)	$-

Significant components of the Company’s deferred income taxes at December 31, 2014 and 2013 are shown below (in thousands):

	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$7,276	$5,802
Compensation	14	56
Research and development tax credits	835	840
Other	65	1

Total gross deferred tax assets	8,190	6,699

Deferred Tax Liabilities
Unrealized gain on marketable securities	(185)	-
Property and equipment	(18)	(15)
Acquired in-process research and development	(65,195)	-

Total Deferred Tax Liabilities	(65,398)	(15)

Net deferred tax assets	(57,208)	6,684
Valuation allowance	(7,987)	(6,684)

Net Deferred Tax Liability	$(65,195)	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.  The Company has not considered the deferred tax liability related to acquired in-process research and development to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

At December 31, 2014, the Company had federal and California net operating losses, or NOL, carryforwards of approximately $20.5 million and $5.4 million, respectively. The federal NOL carryforwards begin to expire in 2027, and the California NOL carryforwards begin to expire in 2029. At December 31, 2014, the Company also had federal and California research tax credit carryforwards of approximately $631,000 and $309,000 thousand, respectively. The federal research tax credit carryforwards begin to expire in 2029, and the California research tax credit carryforwards do not expire and can be carried forward indefinitely until utilized.

The above NOL carryforwards and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis.  If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2014	2013

Statutory federal income tax rate	34.0%	34.0%
Change in fair value of warrant liability	10.7	2.0
State income taxes, net of federal benefit	0.4	3.0
Tax credits	0.9	3.0
Change in valuation allowance	(11.2)	(42.0)
Permanent differences	(0.7)	-
Other	(0.1)	-

Effective rate	34.0%	0.0%

15.           Commitments and Contingencies

Commitments

The Company leases office and laboratory space in Bothell, Washington; Tucker, Georgia; and Princeton, New Jersey, under operating leases that expire in January 2019, December 2016, and September 2016, respectively. Future minimum lease payments, by year and in aggregate, are as follows (in thousands):

Year ending December 31
2015	$369
2016	358
2017	159
2018	168
2019	14
Total minimum Lease Payments	$1,068

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under some of the Company’s operating leases, but are not fixed and can fluctuate from year to year.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five year term.  The Company has the right to terminate this lease after three years, by giving prior notice at least 180 days prior to such early termination date and by paying a termination fee equal to the sum of three months’ rent plus the unamortized balance of the sum of (a) all brokerage commissions paid by the landlord of the property in connection with the lease and (b) the abated free base rent related to the five months of the lease, treating items (a) and (b) as being amortized on a level basis over the five year base term of the lease.

Rent expense for 2014 and 2013, totaled $295,000 and $196,000, respectively.

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

The first proceeding was an action filed in Contra Costa County, California  by the landlord, which is an entity managed by Mr. Fisher, to evict MusclePharm as a tenant from real property our now inactive subsidiary, Biozone Laboratories, Inc. (“Biozone Labs”) previously leased.

On March 27, 2014, the landlord filed suit in the Contra Costa County Court against us and Biozone Labs, as well as MusclePharm, alleging an assignment of the lease to MusclePharm in January 2014 was a violation of the lease and its provision requiring the landlord’s consent for a change of control.  As indicated above, the landlord failed to either approve or reject the proposed assignment when requested in December 2013.

On February 24, 2015, Mr. Fisher agreed to withdraw this lawsuit in exchange for an agreement that all parties would be responsible for their own legal fees.

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014, the motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. The Company intends to vigorously defend the action.

16.           Subsequent Events

On March 25, 2015, the Company entered into binding Securities Purchase Agreements with each of its directors and a number of other accredited investors who agreed to purchase 16,304,350 shares of the Company’s common stock at $0.92 per share for a total of $15,000,000. The Company’s principal shareholders and two of its directors, Dr. Raymond Schinazi and Dr. Phillip Frost, each purchased $3,187,667 of common stock although Dr. Schinazi’s Agreement is subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As of March 31, 2015, the Company has received approximately $11,800,000 related to these sales of common stock.

Subsequent to December 31, 2014, 13,189,000 warrants have been converted into 5,281,313 common shares using the warrants’ cashless exercise provision.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2014, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended December 31, 2014, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (1992). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, we identified the following material weakness:

Financial Reporting Process

Description of Material Weakness as of December 31, 2014

Cocrystal did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. Also, Cocrystal lacked documented procedures including documentation related to testing of internal controls and entity-level controls, disclosure review, and other analytics. Furthermore, Cocrystal lacked sufficient personnel to properly segregate duties.

Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except for the following:

In the fourth quarter of the year ended December 31, 2014, we implemented procedures to remediate our previously reported material weakness relating to our accounting for complex financial instruments. We previously reported that we did not maintain effective controls over the identification and proper accounting treatment of certain terms and conditions in agreements that contained complex financial instruments, including derivatives. During the fourth quarter of the year ended December 31, 2014, we implemented processes to utilize outside consultants, where necessary, to assist us in our evaluation of the accounting for complex transactions containing complex financial instruments or derivatives. When we enter into such agreements, we consult with such specialists and use their expertise to help us evaluate the appropriate accounting treatment for these transactions. We believe implementation of these processes has remediated our previously reported material weakness.

Item 9B.  Other Information

Not applicable.
PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2015 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger – Cocrystal Discovery	8-K	1/8/14	2.1
2.2	Agreement and Plan of Merger – RFS Pharma	8-K	12/1/14	2.1
2.3	Asset Purchase Agreement – MusclePharm Corporation	8-K	11/13/13	2.1
3.1	Certificate of Incorporation, as amended				Filed
3.2	Bylaws	8-K	12/1/14	3.4
4.1	Stockholders Rights Agreement, dated as of November 25, 2014	8-K	12/1/14	4.1
10.1	Form of Securities Purchase Agreement - January 2014 Offering	8-K	1/21/14	10.1
10.2	Form of Warrant - January 2014 Offering	8-K	1/21/14	10.2
10.3	Employment Agreement – Gary Wilcox*	8-K	1/8/14	10.1
10.4	Employment Agreement – Sam Lee*	8-K	1/8/14	10.2
10.5	Termination of Employment Agreement – Gary Wilcox*				Filed
10.6	Amendment of Employment Agreement – Sam Lee*				Filed
10.7	Employment Agreement, as amended – Jeffrey Meckler*	8-K	3/17/15	10.1
10.8	2007 Equity Incentive Plan - Cocrystal Discovery	S-8	1/2/14	10.1
10.9	Form of Securities Purchase Agreement – October 2013 Offering	8-K	10/31/13	10.1
10.10	Form of Warrant – October 2013 Offering	8-K	10/31/13	10.2
10.11	Form of Securities Purchase Agreement –2013 Note Offering	8-K	8/30/13	10.1
10.12	Form of Note – 2013 Note Offering	8-K	8/30/13	10.2
10.13	Form of Warrant – 2013 Note Offering	8-K	8/30/13	10.3
10.14	Form of Subscription Agreement – 2013 Unit Offering	8-K	4/18/13	10.1
10.15	Form of Warrant – 2013 Unit Offering	8-K	4/18/13	10.2
10.16	Form of Indemnification Agreement	10-K/A	4/4/14	3.9
10.17	Share Purchase Agreement+	10-Q/A	8/14/14	10.20
10.18	Research and Collaboration Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.+	10-Q/A	8/14/14	10.21
10.19	Exclusive License Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.+	10-Q/A	8/14/14	10.22
10.20	Memorandum of Understanding regarding MusclePharm Corporation	10-Q	11/14/14	10.1
21.1	Subsidiaries				Filed
23.1	Principal Accountant Consent				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

COCRYSTAL PHARMA, INC.
March 31, 2015	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Wilcox Gary Wilcox	Chief Executive Officer (Principal Executive Officer)	March 31, 2015

/s/ Raymond F. Schinazi Raymond F. Schinazi	Chairman	March 31, 2015

David Block	Director	March 31, 2015

/s/ Phillip Frost	Director	March 31, 2015
Phillip Frost

/s/ Jane Hsiao	Director	March 31, 2015
Jane Hsiao

/s/ Jeffrey Meckler	Director	March 31, 2015
Jeffrey Meckler

/s/ Steven Rubin	Director	March 31, 2015
Steven Rubin

/s/ Gerald McGuire	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2015
Gerald McGuire