Form 10-K/A
period 2014-12-31
Cocrystal Pharma, Inc.
filed 2015-04-30
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K/A
(Amendment No. 1)
———————

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55158

Cocrystal Pharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-578559
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

19805 North Creek Parkway Bothell, WA	98011
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (425) 398-7178

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2014, was approximately $31 million.

The number of shares outstanding of the registrant’s common stock, as of March 23, 2015, was 673,618,891

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2015. We are filing this Amendment to amend Part III of the 2014 Form 10-K to include the information required by and not included in Part III of the 2014 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014.

In addition, the Exhibit Index in Item 15 of Part IV of the 2014 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2014 Form 10-K. The 2014 Form 10-K continues to speak as of the date of the 2014 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2014 Form 10-K other than as expressly indicated in this Amendment.

Unless the context requires otherwise, the terms “Cocrystal,” the “Company,” “we,” “us” and “our” refer to Cocrystal Pharma, Inc.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The following is a list of our executive officers and directors.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  There are seven directors on our Board of Directors, which we refer to as our “Board.” The officers are elected by the Board.

Name	Age	Position

Raymond Schinazi	64	Chairman

Gary Wilcox	68	Vice Chairman

Jeffrey Meckler	48	Chief Executive Officer and Director

Sam Lee	55	President

Gerald McGuire	67	Chief Financial Officer and Treasurer

David Block	55	Director

Phillip Frost	78	Director

Jane Hsiao	67	Director

Steven Rubin	54	Director

Executive Officer and Director Biographies

Raymond Schinazi, Ph.D., Chairman

Dr. Schinazi was appointed Co-Chairman of the Board in connection with the RFS Pharma Merger as of November 25, 2014.  Since March 11, 2015, Dr. Schinazi has served as Chairman of the Board.  Dr. Schinazi is the Founder and Director of RFS Pharma, LLC, a position he held beginning in 2004.  Dr. Schinazi has been at Emory University since 1978 and currently serves as the Frances Winship Walters Professor of Pediatrics and Director of the Laboratory of Biochemical Pharmacology at Emory University. Since 1983, Dr. Schinazi has been affiliated with the Atlanta Department of Veterans Affairs and currently serves as Senior Research Career Scientist. He is also the Director of the Scientific Working Group on Viral Eradication for the NIH-sponsored Emory University Center for AIDS Research (CFAR). In addition, Dr. Schinazi currently serves as a Governing Trustee for the Foundation for AIDS Research (amfAR) and serves as a non-executive Director of Gliknik Inc. and also reViral Ltd.

Dr. Schinazi’s qualifications to serve on our Board include being the founder of multiple successful biotechnology companies and his extensive experience and his technical expertise in drug discovery and development.  Dr. Schinazi was also appointed as a result of being the Founder and President of RFS Pharma.

Gary Wilcox, Ph.D., Vice-Chairman

Dr. Wilcox has been a director of Cocrystal since January 2, 2014.  From January 2, 2014 until March 11, 2015, Dr. Wilcox served as the Chairman of the Board (Co-Chairman beginning November 25, 2014) and Chief Executive Officer of Cocrystal.  He is a co-founder of Cocrystal Discovery, Inc. and has been Chief Executive Officer since 2007.  Since 2012 Dr. Wilcox has been a director of the Daily Journal Corporation (NASDAQ:DJCO) a publisher of newspapers, websites and California Lawyer magazine. He was Executive Vice President of Operations and a member of the board of directors of Icos Corporation (NASDAQ:ICOS) from 1993-2007, where he played a key role in the development of Cialis, a drug with annual sales of $2 billion. In 1982, Dr. Wilcox co-founded Ingene Inc. (NASDAQ:IGEI), serving as its Chairman, President and CEO through private financings, an IPO and a successful merger with XOMA Corporation (NASDAQ:XOMA) in 1989.  From 1989-1993 he was Vice Chairman of the Board of Directors and Executive Vice President of Xoma.  From 1974 until 1984, Dr. Wilcox was a Professor of Microbiology and a member of the Molecular Biology Institute at UCLA. He has served on 15 boards of directors including Nasdaq, New York and London stock exchange companies as well as private technology companies.

Dr. Wilcox’s qualifications to serve on our Board include his 30 years of experience as an executive in biotechnology companies, and his technical expertise in drug discovery and development.  Dr. Wilcox was originally appointed Chairman of the Board and Chief Executive Officer in connection with the January 2014 merger transaction described elsewhere in this report.

Jeffrey Meckler, Chief Executive Officer and Director

Mr. Meckler was appointed as a director in connection with the RFS Pharma Merger as of November 25, 2014.   Since March 31, 2015, Mr. Meckler has served as the Company’s Chief Executive Officer.  Since 2009, Mr. Meckler has been the Managing Director of The Andra Group, a life sciences consulting firm.  Since 2012, Mr. Meckler has served on the Board of Directors of QLT, Inc. (NASDAQ:QLTI), an ultra-orphan ophthalmic biotechnology company and since 2014, he has also served on the Board of Directors of Retrophin, Inc. (NASDAQ:RTRX), also an orphan biopharmaceutical company focused on the treatment of catastrophic diseases. Previously, from 2011 to 2012, Mr. Meckler acted as a Director and Interim CEO of Cypress Bioscience Inc. after its acquisition by Royalty Pharma. He also served as a Director of ClearFarma USA from 2010 to 2012, Kyalin Bioscience from 2011 to 2012 and Alveolus Inc. from 2007 to 2009.

Mr. Meckler’s qualifications to serve on our Board include his extensive experience in the biotechnology industry and his service on board of directors of Nasdaq issuers.

Sam Lee, Ph.D., President

Dr. Sam Lee has served as President of Cocrystal since January 2, 2014.  From January 2, 2014 until November 22, 2014, Dr. Lee was a director of Cocrystal.  He is a co-founder of Cocrystal Discovery and has been President and a director of Cocrystal Discovery since 2007.  He has 17 years of anti-infective drug discovery research experience.  Prior to being a co-founder of Cocrystal, he managed anti-infective, oncology, and inflammation drug discovery projects for eight years at ICOS Corporation.  Dr. Lee was responsible for incorporating protein crystallography and structural biology approaches into ICOS research.  He received his Ph.D. in Biological Sciences from the University of Notre Dame, and completed postdoctoral training in viral replication biochemistry with Dr. I. R. Lehman at Stanford University.  While at Stanford, Dr. Lee founded and was CEO of Viral Assays in Cupertino, CA.

Gerald McGuire, Chief Financial Officer and Treasurer

Mr. McGuire has been Cocrystal’s Chief Financial Officer and Treasurer since January 2, 2014 and has been Chief Financial Officer of Cocrystal Discovery since April 2012.  Previously, Mr. McGuire served as a consulting Chief Financial Officer at Forte Design Systems, Inc., a provider of high-level synthesis software products and as a consulting Chief Financial Officer at Yapta, Inc., a travel technology company.  From 2007 until August 2009, Mr. McGuire was an outsourced Chief Financial Officer at vCFO Holdings, Inc., a financial consulting business.

David Block, M.D., Director

Dr. Block was appointed a director in connection with the RFS Pharma Merger as of November 25, 2014.  Dr. Block has served since 2007 as President and Chief Executive Officer of Gliknik Inc., a biopharmaceutical company which he founded to create new therapies for people living with cancer and immune disorders. From 1990 through its successful sale in 2002, Dr. Block held a number of commercial positions at DuPont Merck and DuPont Pharmaceuticals, ultimately as EVP of International Operations. He was subsequently COO of Celera Genomics and CEO of venture-funded Ruxton Pharmaceuticals prior to founding Gliknik. Dr. Block has been an active HIV physician at Johns Hopkins since 1992.

Dr. Block’s qualifications to serve on our Board include his experience in the biotechnology industry and his extensive experience and his technical expertise in drug discovery and development.

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008. He is a renowned entrepreneur and philanthropist. He has served as CEO and chairman of OPKO Health Inc. (NASDAQ:OPKO) (“OPKO”), a multi-national pharmaceutical and diagnostics company since 2007.  Dr. Frost was the Chairman of the Board of Teva Pharmaceutical Industries Limited or Teva (NYSE:TEVA) from March 2010 through February 2015, and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE MKT:ROX), a developer and marketer of premium brand spirits. Dr. Frost previously served as a director for Continucare Corporation, Northrop Grumman Corp., and Ideation Acquisition Corp., as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE MKT), and as a member of the Board of Trustees of the Scripps Research Institute until November 2012.

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

Jane H. Hsiao, Ph.D., M.B.A., Director

Dr. Hsiao has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008.  She has served as Vice-Chairman and Chief Technical Officer of OPKO since 2007.  Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX from 1995 to January 2006. She served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006.  Prior to its merger with TransEnterix (OTCBB:TRXC), Dr. Hsiao served as Chairman of the Board of SafeSitch Medical, Inc. (OTCBB:SFES),  She also serves as Chairman of the Board and interim CEO of Non-Invasive Monitoring Systems Inc. (OTCBB:NIMU), a medical device developer. Dr. Hsiao also currently serves on the board of Neovasc, Inc.  (TSXV:NVC), a company developing and marketing medical specialties in vascular devices.  She previously served as a director for Sorrento Therapeutics, Inc. (OTCBB:SRNE), a development stage biopharmaceutical company.

Dr. Hsiao’s qualifications to serve on our Board of Directors include her background in pharmaceutical chemistry and strong technical expertise, as well as her senior management experience at OPKO and IVAX. In addition, as a result of her role as director and/or chairman of other companies in the biotechnology and life sciences space, she has a keen understanding and appreciation of the many regulatory and development issues confronting pharmaceutical and biotechnology companies.  Dr. Hsiao was appointed to serve as a director in connection with the January 2014 merger transaction described elsewhere in this report.

Steven D. Rubin, Director

Mr. Rubin has been a director of Cocrystal since January 2, 2014 and a director of Cocrystal Discovery since 2008.  Mr. Rubin has been the Executive Vice President of OPKO, since May 2007 and a director of OPKO since February 2007. Mr. Rubin is a member of The Frost Group, LLC, a private investment firm. In addition to OPKO, Mr. Rubin currently serves on the Boards of Directors of Tiger Media, Inc., (NYSE MKT:IDI), a multi-platform billboard and advertising company in China, Non-Invasive Monitoring Systems, Inc., a medical device company, Neovasc, Inc., a developer of vascular devices, Kidville, Inc., which operates upscale learning and play facilities for children, Tiger X Medical, Inc. (formerly known as Cardo Medical, Inc.), formerly a medical device company, Sevion Therapeutic, Inc., a clinical stage company building and developing therapeutics for the treatment of cancer and immunological diseases, and Castle Brands, Inc., a marketer of premium spirits. Mr. Rubin previously served on the Board of Directors of Dreams, Inc., a vertically integrated sports licensing and products company, Ideation, TransEnterix, Inc. (formerly SafeStitch Medical, Inc.), a medical device company and PROLOR Biotech, Inc., a development stage biopharmaceutical company prior to its merger with OPKO Health. Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 until September 2006.

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

Family Relationships

There are no family relationships among our directors and executive officers.

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed, and appointed members to its, Audit, Compensation, Corporate Governance and Nominating and Scientific Review Committees.  Committees are expected to regularly report on their activities and actions to the Board. None of these committees have adopted written charters, but intend to do so as soon as practicable.

The following table identifies the independent and non-independent current Board and Committee members:

Name	Independent	Audit	Compensation	Corporate Governance and Nominating	Scientific Review

Gary Wilcox					√

Raymond Schinazi	√		√	√	Chair

David Block	√	√	Chair		√

Phillip Frost	√	√

Jane Hsiao	√			Chair	√

Jeffrey Meckler

Steven Rubin	√	Chair	√	√

Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of Cocrystal’s directors qualifies as an independent director pursuant to the Nasdaq Listing Rules and applicable SEC rules and regulations, with the exception of Dr. Gary Wilcox and Mr. Meckler.  In considering Dr. Phillip Frost’s and Dr. Raymond Schinazi’s independence, the Board considered the large beneficial ownership position held by them directly or through entities controlled by them.   Our Board has also determined that all of the Audit Committee and Compensation Committee members are independent under the Nasdaq Listing Rules independence standards for the respective committee.

Audit Committee

The Audit Committee’s primary role is to review our accounting policies and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm.  The Audit Committee also reviews the audit and non-audit fees of the auditors.  Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and compliance with the Sarbanes-Oxley Act of 2002.

Our Board has determined that Mr. Stephen Rubin is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

Board Assessment of Risk

The Board is actively involved in the oversight of risks that could affect Cocrystal. This oversight is conducted primarily through the Audit Committee, but the full Board has retained responsibility for general oversight of risks. The Audit Committee considers and reviews with our independent public accounting firm and management the adequacy of our internal controls, including the processes for identifying significant risks and exposures, and elicits recommendations for the improvements of such procedures where desirable. In addition to the Audit Committee’s role, the full Board is involved in oversight and administration of risk and risk management practices. Members of our senior management have day-to-day responsibility for risk management and establishing risk management practices, and members of management are expected to report matters relating specifically to the Audit Committee directly thereto, and to report all other matters directly to the Board as a whole. Members of our senior management have an open line of communication to the Board and have the discretion to raise issues from time-to-time in any manner they deem appropriate, and management’s reporting on issues relating to risk management typically occurs through direct communication with directors or committee members as matters requiring attention arise. Members of our senior management regularly attend portions of the Board’s meetings, and often discuss the risks related to our business.

The Board actively interfaces with management on seeking solutions to any perceived risk.

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on Cocrystal. Our compensation has the following risk-limiting characteristics:

•           Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

•           A portion of executive incentive compensation opportunity is tied to long-term incentive compensation that emphasizes sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer-term results.

•           Awards are not tied to formulas that could focus executives on specific short-term outcomes;

•           Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

•           Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. We will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Cocrystal Pharma, Inc., 19805 North Creek Parkway Bothell, WA 98011.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Cocrystal Pharma, Inc., 19805 North Creek Parkway Bothell, WA 98011, Attention: Corporate Secretary, or by facsimile (425)398-7193. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2014.

Item 11.  Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) during 2014 and the two other most highly compensated executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.  We refer to these persons as the “Named Executive Officers.”

2014 Summary Compensation Table

Name and Principal Position (a) (1)	Year (b)	Salary ($)(c)	Bonus ($)(e)(2)	All Other Compensation ($)(f)	Total ($)(j)
Gary Wilcox	2014	250,000	-	-	250,000
Former Chief Executive Officer	2013	-	-	-	-

Elliot Maza	2014	-	-	-	-
Former Chief Executive Officer	2013	371,868	-	-	371,868

Sam Lee	2014	180,000	-	-	180,000
President	2013	-	-	-	-

Gerald McGuire	2014	100,000	50,000	-	150,000
Chief Financial Officer	2013	-	-	-	-

(1)	Gary Wilcox replaced Elliot Maza as Chief Executive Officer on January 2, 2014.

(2)	The bonus amount represents 2014 compensation awarded in 2015.

Named Executive Officer Employment Agreements

Gary Wilcox. Dr. Wilcox received an annual salary of $250,000. He entered into an Employment Agreement with Cocrystal effective January 2, 2014 which provided for a base salary, target bonus and stock options.  In February 2015, Dr. Wilcox agreed to terminate all benefits under this Employment Agreement and continue as Chief Executive Officer on an at will basis.  On March 31, 2015, Dr. Wilcox resigned as Chief Executive Officer.  The Company and Dr. Wilcox entered into an at-will employment agreement whereby Dr. Wilcox is being paid at the rate of $100,000 per year.

Sam Lee. Dr. Lee receives an annual salary of $200,000. He entered into an Employment Agreement with Cocrystal effective January 2, 2014. In February 2015, Dr. Lee agreed to modify his Employment Agreement eliminating his stock options and agreeing to six months’ severance in the event of termination without cause.

Gerald McGuire. Mr. McGuire receives $150,000 per year as an at will employee. Previously, Mr. McGuire entered an Employment Agreement which provided for: (i) an annual salary of $100,000 per year and (ii) a grant of 1,000,000 stock options, which was never awarded because such grant required Board action that did not occur. The term of the Employment Agreement ended on January 3, 2015.  Mr. McGuire is being paid on a month-to-month basis.  On April 13, 2015, the Company granted Mr. McGuire 200,000 10-year stock options exercisable at $1.17 per share.  The options vest in four equal annual increments with the first vesting date being April 13, 2016, subject to continued service on each applicable vesting date.

Termination Provisions

Our Named Executive Officers are not entitled to severance payments in connection with the termination of their employment.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards issued to our Named Executive Officers as of December 31, 2014.

Director Compensation

In 2014, Cocrystal did not compensate the members of its Board for service as directors.

On April 13, 2015, the Company granted to each of its non-employee directors 350,000 10-year stock options.  The options are exercisable at $1.17 per share and vest in four equal annual increments with the first vesting date being April 13, 2016, subject to continued service on each applicable vesting date.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2014.

Name Of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted-average exercise price of outstanding options (b)($)	Number of shares remaining available for future issuance under equity compensation plans (excluding the shares reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders (2)	19,600,112	0.10	32,862,534

Total	19,600,112	0.10	32,862,534

(1)	Consists of stock options.
(2)	This represents securities issued under the 2007 Equity Incentive Plan (the “Prior Plan”). See below for a further description of the Prior Plan.

In 2014, in connection with the Cocrystal Discovery merger, Cocrystal adopted and assumed the Prior Plan.  On April 13, 2015, the Board adopted the 2015 Equity Incentive Plan (the “2015 Plan”).  The 2015 Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2015 Plan to our employees, directors and independent contractors.  The maximum number of shares of common stock available for issuance under the 2015 Plan is 81,157,135 shares which includes 31,157,135 which were available for future issuance under the Prior Plan.  The Company will no longer be issuing any shares under the Prior Plan.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of April 28, 2015 (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of Cocrystal as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Cocrystal Pharma, Inc., 19805 North Creek Parkway Bothell, WA 98011.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:

Common Stock	Gary Wilcox (2)	16,889,585	2.4%
Common Stock	Sam Lee (3)	15,287,847	2.2%
Common Stock	Gerald McGuire (4)	0	0%
Common Stock	Raymond Schinazi (5)	276,420,378	39.8%
Common Stock	David Block (6)	108,696	*
Common Stock	Phillip Frost (7)	103,758,969	15.0%
Common Stock	Jane Hsiao (8)	7,696,654	1.1%
Common Stock	Jeffrey Meckler (9)	1,138,043	*
Common Stock	Steven Rubin (10)	694,268	*

Common Stock	All directors and executive officers as a group (9 persons)	421,994,440	60.6%

5% Stockholders:

Common Stock	Frost Gamma Investments Trust (11)	103,758,969	15.0%
Common Stock	OPKO Health, Inc. (12)	54,589,542	7.9%

Former Chief Executive Officer:

Common Stock	Elliot Maza (13)	0	0%

* Less than 1%.

(1)  Applicable percentages are based on 691,345,978 shares of common stock outstanding as of April 28, 2015.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.  All numbers give effect to the automatic conversion of our preferred stock on March 3, 2015.

(2) Dr. Wilcox is a former executive officer and is a director.

(3) Dr. Lee is an executive officer.

(4) Mr. McGuire is an executive officer.

(5)  Dr. Schinazi is a director.  Includes (i) 272,579,677 shares of common stock and (iii) 3,840,701 vested options.

(6)  Dr. Block is a director.

(7)  Dr. Frost is a director.  Includes (i) 103,558,969 shares of common stock held by Frost Gamma Investments Trust and (ii) 200,000 warrants held by Frost Gamma Investments Trust. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole shareholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(8)  Dr. Hsiao is a director.  Includes 5,496,654 shares of common stock held by Hsu Gamma Investment, L.P, for which Dr. Hsiao serves as General Partner.

(9)  Mr. Meckler is a director and is an executive officer.  Includes 875,000 vested options.

(10)  Mr. Rubin is a director.

(11)  Dr. Frost has voting and investment control over the securities held by Frost Gamma Investments Trust.  See Footnote 7 above.  Includes (i) 103,558,969 shares of common stock and (ii) 200,000 warrants.  Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(12)  Includes (i) 53,589,542 shares of common stock and (ii) 1,000,000 warrants. Dr. Frost is the Chief Executive Officer and Chairman of OPKO. However, he does not hold voting and investment control over, and disclaims beneficial ownership of, the securities held by OPKO.  Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(13)  Mr. Maza resigned as Chief Executive Officer in January 2014.  Under SEC disclosure rules, he is a Named Executive Officer.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors reviews and approves any related person transaction or arrangement requiring disclosure under Rule 404(a) of Regulation S-K. A related person under Rule 404(a) is any executive officer, director or nominee for election as director, or a greater than 5% beneficial owner of our common stock, or an immediate family member of the foregoing. The Company’s related person transactions since January 1, 2013 consisted of the following:

In January 2014, OPKO invested $500,000 and received 1,000,000 shares of common stock and 1,000,000 10-year warrants exercisable at $0.50 per share.  The terms of the investment were identical to investments made by other non-affiliated investors in the offering.

In March 2015, the Company accepted Securities Purchase Agreements representing investor commitments totaling $15,000,000 in a private placement offering of 16,304,350 shares of the Company’s common stock at a purchase price of $0.92 per share. The purchasers included all seven members of the Board and Dr. Roger Kornberg, the Company’s Chief Scientist.

See the Section titled “Independence” above for disclosure regarding director independence.

Item 14.  Principal Accounting Fees and Services

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of BDO USA, LLP (“BDO”) as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services was compatible with maintaining independence.  All of the services provided and fees charged by our principal accounts in fiscal 2014 and 2013 were approved by the Audit Committee in accordance with its pre-approval policy.  The following table shows the fees paid to our principal accountants for the fiscal years ended December 31, 2014 and 2013.

	2014 ($)(1)	2013 ($)
Audit Fees (2)	128,826	97,500
Audit Related Fees	-	-
Tax Fees (3)	-	6,500
All Other Fees	-	-
Total	128,826	104,000

(1)           BDO USA, LLP was engaged as the Company’s independent registered public accounting firm on April 18, 2014.  Fees in 2014 relate to fees of BDO and fees in 2013 relate to fees paid to Paritz & Company, P.A.
(2)           Audit fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(3)           Tax fees relate to professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit Committee’s Pre-Approval Policy

The Audit Committee pre-approves all audit and permissible non-audit services on a case-by-case basis. In its review of non-audit services, the Audit Committee considers whether the engagement could compromise the independence of our independent registered public accounting firm, and whether the reasons of efficiency or convenience is in our best interest to engage our independent registered public accounting firm to perform the services.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Documents filed as part of the report.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger – Cocrystal Discovery	8-K	1/8/14	2.1
2.2	Agreement and Plan of Merger – RFS Pharma	8-K	12/1/14	2.1
2.3	Asset Purchase Agreement – MusclePharm Corporation	8-K	11/13/13	2.1
3.1	Certificate of Incorporation, as amended				***
3.2	Bylaws	8-K	12/1/14	3.4
4.1	Stockholders Rights Agreement, dated as of November 25, 2014	8-K	12/1/14	4.1
10.1	Form of Securities Purchase Agreement - January 2014 Offering	8-K	1/21/14	10.1
10.2	Form of Warrant - January 2014 Offering	8-K	1/21/14	10.2
10.3	Employment Agreement – Gary Wilcox*	8-K	1/8/14	10.1
10.4	Employment Agreement – Sam Lee*	8-K	1/8/14	10.2
10.5	Termination of Employment Agreement – Gary Wilcox*				***
10.6	Amendment of Employment Agreement – Sam Lee*				***
10.7	Employment Agreement, as amended – Jeffrey Meckler*	8-K	3/17/15	10.1
10.8	2007 Equity Incentive Plan - Cocrystal Discovery	S-8	1/2/14	10.1
10.9	Form of Securities Purchase Agreement – October 2013 Offering	8-K	10/31/13	10.1
10.10	Form of Warrant – October 2013 Offering	8-K	10/31/13	10.2
10.11	Form of Securities Purchase Agreement –2013 Note Offering	8-K	8/30/13	10.1
10.12	Form of Note – 2013 Note Offering	8-K	8/30/13	10.2
10.13	Form of Warrant – 2013 Note Offering	8-K	8/30/13	10.3
10.14	Form of Subscription Agreement – 2013 Unit Offering	8-K	4/18/13	10.1
10.15	Form of Warrant – 2013 Unit Offering	8-K	4/18/13	10.2
10.16	Form of Indemnification Agreement	10-K/A	4/4/14	3.9
10.17	Share Purchase Agreement+	10-Q/A	8/14/14	10.20
10.18	Research and Collaboration Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.+	10-Q/A	8/14/14	10.21
10.19	Exclusive License Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.+	10-Q/A	8/14/14	10.22
10.20	Memorandum of Understanding regarding MusclePharm Corporation	10-Q	11/14/14	10.1
21.1	Subsidiaries				***
23.1	Principal Accountant Consent				***
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)**				***
101.INS	XBRL Instance Document				Filed***
101.SCH	XBRL Taxonomy Extension Schema Document				Filed***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed***

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on March 31, 2015, which is being amended hereby.

+ Filed pursuant to a confidential treatment request for certain portions of this document.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 19805 North Creek Parkway Bothell, WA 98011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Date: April 30, 2015	By:	/s/ Jeffrey Meckler
Jeffrey Meckler
Chief Executive Officer
(Principal Executive Officer)

Date: April 30, 2015	By:	/s/ Gerald McGuire
Gerald McGuire
Chief Financial Officer
(Principal Financial Officer)