Form 10-Q
period 2015-03-31
Cocrystal Pharma, Inc.
filed 2015-05-14
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

As of May 10, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 692,280,783.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2015

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2015 (unaudited)	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$14,257	$3,970
Accounts receivable	146	122
Marketable securities	993	1,975
Prepaid and other current assets	192	144
Mortgage note receivable, current portion	166	165
Total current assets	15,754	6,376

Property and equipment, net	245	284
Deposits	31	31
Mortgage note receivable, long-term portion	2,412	2,431
In process research and development	184,966	184,966
Goodwill	65,195	65,195
Total assets	$268,603	$259,283

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	737	299
Accrued expenses	455	394
Derivative liabilities	13,456	8,464
Total current liabilities	14,648	9,157
Long-term liabilities
Deferred rent	62	62
Deferred tax liability	65,195	65,195
Total long-term liabilities	65,257	65,257

Total liabilities	79,905	74,414

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, 0 and 1,000 issued and outstanding at March 31, 2015 and December 31, 2014, issued in the merger with RFS Pharma, LLC	-	178,218

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 0 and 1,000 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	-	1
Common stock, $.001 par value; 800,000 and 200,000 shares authorized, 687,219 and 122,494 issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	687	123
Additional paid-in capital	217,731	18,725
Accumulated other comprehensive income (loss), net of tax	(744)	236
Accumulated deficit	(28,976)	(12,434)
Total stockholders' equity	188,698	6,651

Total liabilities and stockholders' equity	$268,603	$259,283

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014

Grant revenues	$27	$-

Operating expenses
Research and development	1,560	967
General and administrative	635	565
Total operating expenses	2,195	1,532

Loss from operations	(2,168)	(1,532)

Other income (expense)
Interest income	44	-
Fair value of warrant liabilities in excess of proceeds from financing	-	(946)
Change in fair value of derivative liabilities	(14,418)	2,106
Total other income (expense), net	(14,374)	1,160

Loss before income taxes	(16,542)	(372)

Income tax benefit	-	-

Net loss	$(16,542)	$(372)

Comprehensive loss:
Net loss	$(16,542)	$(372)
Unrealized loss on marketable securities, net of tax	(980)	(1,451)
Total comprehensive loss	$(17,522)	$(1,823)

Net loss per common share:
Net loss per share, basic and diluted	$(0.04)	$0.00
Weighted average common shares outstanding, basic and diluted	439,892	324,471

 Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	1,000	$178,218	1,000	$1	122,494	$123	$18,725	$236	$(12,434)	$6,651
Exercise of common stock options					161	-	20			20
Conversion of Series A and Series B convertible shares to common stock	(1,000)	(178,218)	(1,000)	(1)	545,844	546	177,673			178,218
Stock-based compensation							93			93
Sale of common shares					12,839	13	11,799			11,812
Unrealized loss on marketable securities, net of tax								(980)		(980)
Exercise of warrants					5,881	5	9,421			9,426
Net loss									(16,542)	(16,542)
Balance as of March 31, 2015	-	$-	-	$-	687,219	$687	$217,731	$(744)	$(28,976)	$188,698

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2015	2014

Operating activities:
Net loss	$(16,542)	$(372)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	45	57
Stock-based compensation	93	11
Fair value of warrant liabilities in excess of proceeds from financing	-	946
Change in fair value of derivative liabilities	14,418	(2,106)
Changes in operating assets and liabilities, net of effects of reverse merger with BiozonePharmaceuticals, Inc. and the merger with RFS Pharma, LLC:
Prepaid expenses and other current assets	(72)	(10)
Accounts payable and accrued expenses	499	(306)
Net cash used in operating activities	(1,559)	(1,780)

Investing activities
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.		589
Purchase of fixed assets	(5)	-
Long term deposits	-	(13)
Principal payments received on mortgage note receivable	19	-
Net cash provided by investing activities	14	576

Financing activities
Proceeds from exercise of stock options	20	19
Proceeds from issuance of common stock and warrants	11,812	2,750
Net cash provided by financing activities	11,832	2,769

Net increase in cash and cash equivalents	10,287	1,565
Cash and cash equivalents at beginning of period	3,970	1,034
Cash and cash equivalents at end of period	$14,257	$2,599

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on marketable securities net of tax	$(980)	$(1,451)
Estimated fair value of warrants exchanged for common shares	9,426	-
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	$-	$3
Marketable securities	-	8,737
Accounts payable and accrued expenses	-	410
Derivative liabilities	-	10,475

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2015
(unaudited)

Note 1- Organization and Significant Accounting Policies

Overview

Cocrystal Pharma, Inc. (“the Company”) was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. On January 2, 2014, Biozone Pharmaceuticals, Inc. sold substantially all of its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc.(“Discovery”) in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Discovery’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

Effective November 25, 2014, Cocrystal Pharma, Inc. and affiliated entities completed a series of merger transactions as a result of which Cocrystal Pharma, Inc. merged with RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”). We refer to the surviving entity of this merger as “Cocrystal” or the “Company.”

Cocrystal  is a biotechnology company which develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create first-in-class and best-in-class antiviral drug candidates.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, Norovirus, and influenza. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through March 31, 2015, the Company has funded its operations through equity offerings, private placements of convertible debt, and debt financings.

As of March 31, 2015, the Company had an accumulated deficit of $29.0 million. During the three month period ended
March 31, 2015, the Company had a loss from operations of $2.2 million. Cash used in operating activities was approximately $1.6 million for the three months ended March 31, 2015. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its clinical development phase.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Pharma, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015 (“Annual Report”) which contain information useful to understanding the Company's businesses and financial statement presentations. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K.

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company has not adopted the provisions of this ASU.  Upon adoption, the Company will use this guidance to evaluate going concern.

Note 2 – Fair Value Measurements

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

The Company categorized its cash equivalents as Level 1 fair value measurements. As further discussed in Note 7 below, certain of the Company’s marketable securities were subject to restrictions on sale as of March 31, 2015 because they are held in escrow pending resolution of the lease dispute discussion in Note 7. They are considered to be a Level 2 fair value measurement.  The valuation for the 260,000 marketable securities categorized as Level 2 was based on applying a discount for lack of marketability to the quoted market price of the issuer’s unrestricted securities.  The Company categorized its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model as discussed in Note 4 below.

The following table presents a summary of fair values of assets and liabilities that are remeasured at fair value at each balance sheet date as of March 31, 2015 and December 31, 2014, and their placement within the fair value hierarchy as discussed above (in thousands):

	March 31, 2015	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	993	-	993	-
Total assets	$993	$-	$993	$-

Liabilities:
Warrants potentially settleable in cash	$13,456	$-	$-	$13,456
Total liabilities	$13,456	$-	$-	$13,456

	December 31, 2014	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
Marketable securities	1,975	-	1,975	-
Total assets	$1,975	$-	$1,975	$-

Liabilities:
Warrants potentially settleable in cash	$8,464	$-	$-	$8,464
Total liabilities	$8,464	$-	$-	$8,464

The Company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2015 or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2015 and 2014 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014
Balance , January 1,	$8,464	$23
Change in fair value of Teva option	-	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	-	10,475
Estimated fair value of warrants issued in January 2014 common stock sale	-	3,696
Estimated fair value of warrants exchanged for common shares	(9,426)	-
Change in fair value of warrants	14,418	(2,082)
Balance at March 31, 2015 and 2014	$13,456	$12,089

Note 3 – Stockholders’ equity

Preferred Stock — The Company has authorized up to 5,000,000 shares of preferred stock, $0.001 par value per share, for issuance. In connection with the Merger Agreement with Discovery, the Company issued to Discovery’s security holders 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”). The Series B shares automatically converted into 205,083,086 shares of the Company’s common stock on March 3, 2015 as a result of the Company’s shareholders approving an increase in the number of the Company’s authorized common shares to 800,000,000.

In connection with the merger with RFS Pharma in November 2014, the Company created a new series of Series A Preferred Stock (“Series A”).  The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock on March 3, 2015 as a result of the Company’s shareholders approving an increase in the number of the Company’s authorized common shares to 800,000,000.

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 687,219,618 shares issued and outstanding as of March 31, 2015.

On March 25, 2015, the Company entered into binding Securities Purchase Agreements with each of its directors and a number of other accredited investors who agreed to purchase 16,304,350 shares of the Company’s common stock at $0.92 per share for a total of $15,000,000. The Company’s principal shareholders and two of its directors, Dr. Raymond Schinazi and Dr. Phillip Frost, each purchased $3,187,667 of common stock although Dr. Schinazi’s agreement was subject to the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.  As of March 31, 2015, the Company had received approximately $11,800,000 related to these sales of common stock.  In April 2015, the Company was notified that there was an early termination of the Hart-Scott Rodino waiting period, and the Company received approximately $3,200,000 from Dr. Schinazi related to his purchase of these sales of common stock. See Note 11 for further information about this recent private placement.

Shares of common stock are reserved for future issuance as follows as of March 31, 2015 (in thousands):

As of March 31, 2015

Options to purchase common stock	21
Options reserved for future issuance under the Company's 2007 Incentive Plan	31
Warrants to purchase common stock	12,580
Total	12,632

Note 4 – Warrants
The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2015 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2014	650	455	1,864	1,000	10,000	200	7,100	5,500	26,769
Warrants exercised	-	-	(564)	-	(7,000)	(200)	(6,125)	(300)	(14,189)
Outstanding, March 31, 2015	650	455	1,300	1,000	3,000	-	975	5,200	12,580
Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2015:

	February 2012 warrants	August 2013 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.40	$0.50	$0.50

Expected term (years)	0.9	8.4	8.6	8.8
Cumulative volatility %	84%	104%	103%	103%
Risk-free rate %	0.26%	1.82%	1.83%	1.85%

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

Warrants classified as equity

Warrants that were recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet, are included in the above table which shows all warrants.

Note 5 – Stock-based compensation

The Company recorded approximately $93,000 and $11,000 of stock-based compensation related to employee and non-employee stock options for the three months ended March 31, 2015 and 2014, respectively. As of March 31, 2015, there was $2,266,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.1 years.

As of March 31, 2015, an aggregate of 53,599,046 shares of common stock were reserved for issuance under the Company’s 2007 Equity Incentive Plan, including 21,143,880 shares subject to outstanding common stock options granted under the plan and 31,157,015 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the three months ended March 31, 2015 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	32,863	19,600	$0.10	$26,656
Exercised		(162)	0.12	(217)
Granted	(1,750)	1,750	1.02	779
Cancelled	44	(44)	0.11	(59)
Balance at March 31, 2015	31,157	21,144	$0.18	$27,159

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2015 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on March 31, 2015 of $1.46 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 6 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares prior to their conversion to common stock in March 2015). Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three months ended March 31, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2015	2014
Options to purchase common stock	21	4,156
Warrants to purchase common stock	12,580	26,769
Total	12,601	30,925

Note 7 – Marketable securities held

 As of March 31, 2015, the Company owns 260,000 shares of MusclePharm common stock. The 260,000 shares were part of 600,000 shares originally issued to the Company related to the Company’s sale of assets to MusclePharm that were required to be held in escrow until October 2014 to satisfy any breaches of representations under the Biozone Merger Agreement.  The 600,000 shares received by the Company that were not required to be held in escrow were sold for $5,400,000 in June 2014.  On September 29, 2014, the Company signed a Memo of Understanding in which it agreed to release 90,000 shares of MusclePharm stock out of the original balance of 600,000 shares held in escrow in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. The Company recognized a net loss on the return of these MusclePharm shares of $584,000 in the year ended December 31, 2014.  In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share.   MusclePharm did not withdraw the portion of its claim that relates to a then pending eviction proceeding (See note 10) and continues to hold in escrow 260,000 shares of its stock pending such time as MusclePharm and the Company can reach a mutually agreeable arrangement with respect to the MusclePharm lease; however, it no longer has the option to repurchase such shares at $10.00 per share.  As of March 31, 2015, the Company owned 260,000 MusclePharm shares which were recorded at their estimated fair value of $993,000.

Note 8 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm. At March 31, 2015, the carrying amount of the mortgage note receivable was $2,578,000, which consisted of $2,461,000 of principal, $91,000 of interest and $26,000 of fees paid to the selling bank. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

Note 9 – Income Taxes

Deferred income tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial reporting and tax bases of assets and liabilities and are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $65,195,000 as of March 31, 2015 and December 31, 2014 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Note 10 - Contingencies

From time to time, we are a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  As of the date of this report, except as described below, we are not aware of any proceedings, threatened or pending, against us which, if determined adversely, would have a material effect on our business, results of operations, cash flows or financial position.

The Company was named in two legal proceedings involving Daniel Fisher.

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

On February 24, 2015, Mr. Fisher agreed to withdraw this lawsuit without prejudice in exchange for an agreement that all parties would be responsible for their own legal fees.

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. The Company intends to vigorously defend the action.

Note 11– Subsequent Events

On April 13, 2015, the Company expanded its private placement offering of common stock from $15,000,000 to $18,000,000. On April 28, 2015, the Company closed on an additional $860,000 in proceeds to a total of four accredited investors for the sale of an additional 934,805 shares. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. All of the securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506 promulgated thereunder.  These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act.

On April 13, 2015, the Board of Directors of the Company adopted the 2015 Equity Incentive Plan (the “Plan”).  The Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units (collectively, the “Stock Awards”) and cash awards. Awards may be granted under the Plan to our employees, non-employee directors and independent contractors.  The maximum number of shares of common stock available for issuance under the Plan is 81,157,135 shares which includes 31,157,135 which were issuable under the Company’s 2007 Equity Incentive Plan (the “Prior Plan”). The Company will no longer be issuing any shares under the Prior Plan.

Also on April 13, 2015, the Company granted to each of its non-employee directors 350,000 10-year stock options.  The options are exercisable at $1.17 per share and vest in four equal annual increments with the first vesting date being April 13, 2016, subject to continued service on each applicable vesting date.  The Company also granted 200,000 10-year options to Gerald McGuire, the Company’s Chief Financial Officer, with identical vesting terms as described in the prior sentence.  Additionally, the Company and Gary Wilcox, a director, entered into an at-will employment agreement whereby Mr. Wilcox is being paid at the rate of $100,000 per year.

Note 12 - Transactions with Related Parties.

On February 23, 2015, the Company entered into an agreement with Dr. Gary Wilcox, the Company’s Chief Executive Officer, pursuant to which Dr. Wilcox agreed to terminate all benefits under his employment agreement with the Company, entered into as of January 2, 2014. Prior to its termination, Dr. Wilcox’s employment agreement had provided for a base salary, target bonus, and stock options. Dr. Wilcox will continue to serve as the Company’s Chief Executive Officer on an at will basis.

On February 23, 2015, the Company also entered into an agreement (the “Amended Agreement”) with Dr. Sam Lee, the Company’s President, amending the terms of Dr. Lee’s employment agreement with the Company, entered into as of January 2, 2014 (the “Original Agreement”). The Amended Agreement eliminated the target bonus and grant of stock options available under the Original Agreement, and reduced the amount of severance payable to Dr. Lee in the event of termination without cause to six months’ salary.

On March 13, 2015, in connection with his appointment as Interim Chief Executive Officer, Mr. Meckler entered an employment agreement with the Company, which was amended on March 17, 2015 for purposes of clarification (as amended, the “Agreement”). Under the terms of the Agreement, Mr. Meckler will receive a salary of $20,000 a month in addition to compensation for his services as a director. Effective March 23, 2015, Mr. Meckler also received a grant of an option to purchase up to 1,750,000 shares of the Company’s common stock, vesting in six approximately equal monthly installments beginning on the one-month anniversary of the date of grant. Mr. Meckler will also be eligible to receive a discretionary bonus of up to $100,000 based on performance criteria to be established by the Board of Directors. The Agreement has an initial term of six months, subject to renewal upon mutual agreement of the Company and Mr. Meckler.

As further described under Note 3, above, in March 2015, the Company accepted Securities Purchase Agreements representing investor commitments totaling $15,000,000 in a private placement offering of 16,304,350 shares of the Company’s common stock at a purchase price of $0.92 per share. The purchasers included all seven members of the Board and Dr. Roger Kornberg, the Company’s Chief Scientist.

The company leases laboratory facilities and equipment, located in Tucker Georgia, from C.S. Family, LLC, a limited liability company that is wholly owned by Raymond F. Schinazi, Chairman.  This lease terminates December 31, 2016.

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

Overview

Cocrystal  is a biotechnology company working to develop novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create first-in-class and best-in-class antiviral drug candidates.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, Norovirus, and influenza. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Highlights

During the last three months, the Company focused on its research and development efforts as it moves toward seeking regulatory approval to commence clinical trials.

Hepatitis C. We have selected pan-genotypic NS5B lead molecules, CC-1845 (Nuc) and CC-31244 (NNI), and NS5A (CC-2068) to advance for safety pharmacology and toxicology studies.  We have completed non-GMP manufacturing of CC-31244 (NNI) and will complete non-GMP manufacturing of CC-1845 and CC-2068 this quarter.  We are also developing preclinical leads of the HCV NS3 helicase.  We expect that Cocrystal’s helicase inhibitor will be a first-in-class drug, and may be combined with an NS5B polymerase inhibitor for greater effectiveness and shorter therapy duration.

Norovirus. We have developed a preclinical lead (Nuc) targeting Noro RNA-dependent RNA polymerase.

Influenza. We have developed novel inhibitors of the influenza polymerase complex that is essential for viral genome replication.

Results of Operations for the Three Months Ended March 31, 2015 compared to the Three Months Ended March 31, 2014

Revenue

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had $27,000 and $0 in grant revenue for our collaboration with the University of Mississippi on an R01 grant from the National Center of Complementary and Alternative Medicine for the three months ended March 31, 2015 and 2014.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our pre-clinical development activities.

Total research and development expenses were approximately $1,560,000 for the three months ended March 31, 2015, compared with $967,000 for the three months ended March 31, 2014. The increase of $593,000, or 61%, was due to a $165,000 increase in personnel costs due to the merger with RFS Pharma, which occurred in November 2014, and the addition of ten scientific employees, and a $428,000 increase in lab supply and services costs, due primarily to higher manufacturing and pharmacological/toxicological studies.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $635,000 for the three months ended March 31, 2015, compared with $565,000 for the three months ended March 31, 2014. The increase of $70,000, or 12%, was due to a $185,000 increase in compensation-related costs, offset by a $106,000 decrease in accounting, legal and other professional services primarily related to the merger in January 2014, and a $9,000 decrease in other costs.

Interest Income/Expense

Interest income was $46,000 for the three months ended March 31, 2015, which represents interest earned on the mortgage note we acquired in June 2014.  Interest expense was negligible for each of the three months ended March 31, 2015 and 2014. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other expense for the three months ended March 31, 2015 was $14,418,000, which was a non-cash expense and was due to an increase in the fair value of the outstanding warrants to purchase our common stock, which are accounted for as liabilities, as our stock price increased substantially during the period.   Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period.  If the fair value of the warrants were to increase during the period, which it did in the three months ended March 31, 2015, we record other expense.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock, which occurred during the three months ended March 31, 2015, generally results in other expense.  For the three months ended March 31, 2014, we recorded other income of $2,106,000 as our stock price decreased during the period, leading to a decrease in the fair value of the warrants.  This other income or expense is non-cash.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented.  Our operating loss for the three months ended March 31, 2015 was $2,168,000 compared to $1,532,000 for the same period in 2014.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $65,195,000 as of March 31, 2015 and December 31, 2014 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three months ended March 31, 2015, we had a net loss of approximately $16,542,000 compared to a net loss of approximately $372,000 for the same period in 2014.  The increase in net loss is primarily attributable to the other expense resulting from the increase in the fair value of our warrant liabilities, as described above.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented.  Our operating loss, which does not include the change in the value of derivative liabilities, a non-cash expense, for the three months ended March 31, 2015 was $2,168,000 compared to $1,532,000 for the same period in 2014.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $1,559,000 for the three months ended March 31, 2015 compared to $1,780,000 for the same period in 2014. For the three months ended March 31, 2015, net cash used by operating activities consisted primarily of $2,195,000 in operating expenses net of changes in operating assets and liabilities.

Net cash provided by investing activities was approximately $14,000 for the three months ended March 31, 2015 compared to $576,000 for the same period in 2014 (primarily $589,000 cash received in the merger with Biozone).

Net cash provided by financing activities was approximately $11,832,000 for the three months ended March 31, 2015 compared to cash provided by financing activities of $2,769,000 for the same period in 2014. Net cash provided by financing activities for the three months ended March 31, 2015 amounted to approximately $11,812,000 in proceeds from a private placement and $20,000 from the proceeds from the exercise of stock options for the three months ended March 31, 2015.  For the three months ended March 31, 2014, cash provided by financing activities was a result of our sale of common stock and warrants, which resulted in proceeds of $2,750,000, and proceeds from the exercise of stock options of $19,000.

The Company has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $5.8 million and $4.1 million in the years ended December 31, 2014 and 2013, respectively.   Subsequent to December 31, 2014, the Company received $15,680,000 in a private placement. The Company believes that its cash on hand of $17 million as of May 14, 2015, will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.   As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public  equity offering and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be very dilutive to existing shareholders.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our anticipated regulatory filings, future equity offering, cash flow deficit and liquidity.   The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the continued strength of the market for bio pharma equity offerings, unanticipated events which adversely affect the timing and success of our regulatory filings, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates.  Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company has not adopted the provisions of this ASU.  Upon adoption, the Company will use this guidance to evaluate going concern.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2014, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2014. Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable to smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and former financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of March 31, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and former principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective.

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

Remediation Plan

Management is developing a remediation plan to address the material weakness. We plan to enhance our procedures in the financial reporting process, including enhanced review processes, to ensure that all required disclosures are made in our financial statements.  We also plan to engage a third-party consultant to assist us in documenting our significant processes, as well as key controls over those processes, and to implement plans to evaluate their operating effectiveness.  We also plan to further analyze our segregation of duties and implement enhancements to our controls to ensure duties are segregated to the extent practicable.  As of May 14, 2015, we have not yet completed these remediation efforts.  We believe the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to address potential control deficiencies or modify the remediation plan described above. We will continue to review and make necessary changes to the overall design of our internal control.

Changes in Internal Control over Financial Reporting

No changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company was named in two legal proceedings involving Daniel Fisher.

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

On February 24, 2015, Mr. Fisher agreed to withdraw this lawsuit without prejudice in exchange for an agreement that all parties would be responsible for their own legal fees.

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. The Company intends to vigorously defend the action.

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

Cocrystal Pharma, Inc.

Dated: May 14, 2015	By:	/s/ Jeffrey Meckler
Jeffrey Meckler Chief Executive Officer (Principal Executive Officer)
Dated: May 14, 2015	By:	/s/ Gerald McGuire
Gerald McGuire Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number
10.1	Jeffrey Meckler Employment Agreement, as amended*	8-K	3/17/15	10.1
10.2	Form of Securities Purchase Agreement, dated as of March 17, 2015	8-K	3/26/15	10.1
10.3	Termination of Employment Agreement – Gary Wilcox*	10-K	3/31/15	10.5
10.4	Amendment of Employment Agreement –Sam Lee*	10-K	3/31/15	10.6
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

*  Management contract or compensatory plan or arrangement
** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 19805 North Creek Parkway, Bothell, Washington, 98011.