Form 10-Q
period 2015-06-30
Cocrystal Pharma, Inc.
filed 2015-08-14
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of August 13, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 694,374,850.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2015

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$15,781	$3,970
Accounts receivable	17	122
Marketable securities	-	1,975
Prepaid and other current assets	364	144
Mortgage note receivable, current portion	167	165
Total current assets	16,329	6,376

Property and equipment, net	215	284
Deposits	31	31
Mortgage note receivable, long-term portion	2,393	2,431
In process research and development	184,966	184,966
Goodwill	65,195	65,195
Total assets	$269,129	$259,283

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	838	299
Accrued expenses	381	394
Derivative liabilities	6,130	8,464
Total current liabilities	7,349	9,157
Long-term liabilities
Deferred rent	62	62
Deferred tax liability	65,195	65,195
Total long-term liabilities	65,257	65,257

Total liabilities	72,606	74,414

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, 0 and 1,000 issued and outstanding at June 30, 2015 and December 31, 2014, issued in the merger with RFS Pharma, LLC	-	178,218

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 0 and 1,000 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	-	1
Common stock, $.001 par value; 800,000 and 200,000 shares authorized, 694,375 and 122,494 issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	694	123
Additional paid-in capital	227,428	18,725
Accumulated other comprehensive income, net of tax	-	236
Accumulated deficit	(31,599)	(12,434)
Total stockholders' equity	196,523	6,651

Total liabilities and stockholders' equity	$269,129	$259,283

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)
	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

Grant revenues	$27	$-	$53	$-

Operating expenses
Research and development	1,946	888	3,505	1,853
General and administrative	1,898	499	2,536	1,066
Total operating expenses	3,844	1,387	6,041	2,919

Loss from operations	(3,817)	(1,387)	(5,988)	(2,919)

Other income (expense)
Interest income	44	-	88	-
Realized gain (loss) on marketable securities	(1,685)	480	(1,685)	480
Fair value of warrant liabilities in excess of proceeds from financing	-	-	-	(946)
Other expense	-	(2)	-	(2)
Change in fair value of derivative liabilities	2,887	5,639	(11,528)	7,744
Total other income (expense), net	1,246	6,117	(13,125)	7,276

Income (loss) before income taxes	(2,571)	4,730	(19,113)	4,357

Income tax expense	(52)	-	(52)	-

Net income (loss)	$(2,623)	$4,730	$(19,165)	$4,357

Comprehensive income (loss):
Net loss	$(2,632)	$4,730	$(19,165)	$4,357
Unrealized gain (loss) on marketable securities, net of tax	744	3,354	(236)	1,827
Total comprehensive income (loss)	$(1,879)	$8,084	$(19,401)	$6,184

Net loss per common share:
Income (loss) per share, basic	$(0.00)	$0.01	$(0.03)	$0.01
Weighted average common shares outstanding, basic	692,204	326,760	566,816	326,160

Income (loss) per share, fully diluted	$(0.01)	$0.01	$(0.03)	$0.01
Weighted average common shares outstanding, diluted	696,758	326,760	566,816	326,160

 Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2014	1,000	$178,218	1,000	$1	122,494	$123	$18,725	$236	$(12,434)	$6,651
Exercise of common stock options					161	$-	20			20
Conversion of Series A and Series B convertible shares to common stock	(1,000)	(178,218)	(1,000)	(1)	545,844	546	177,673			178,218
Stock-based compensation							1,311			1,311
Sale of common shares					17,239	17	15,845			15,862
Unrealized loss on marketable securities, net of tax								(236)		(236)
Exercise of warrants					8,637	8	13,854			13,862
Net loss									(19,165)	(19,165)
Balance as of June 30, 2015	-	$-	-	$-	694,375	$694	$227,428	$-	$(31,599)	$196,523

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2015	2014

Operating activities:
Net income (loss)	$(19,165)	$4,357
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	88	107
Deferred income taxes	52
Stock-based compensation	1,311	20
Fair value of warrant liabilities in excess of proceeds from financing	-	946
Change in fair value of derivative liabilities	11,528	(7,744)
Realized loss (gain) on marketable securities	1,685	(480)
Loss on sale of equipment	-	2
Changes in operating assets and liabilities, net of effects of reverse merger with Biozone Pharmaceuticals, Inc. and the merger with RFS Pharma, LLC:
Prepaid expenses and other current assets	(115)	(14)
Accounts payable and accrued expenses	526	(312)
Net cash used in operating activities	(4,090)	(3,118)

Investing activities
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.	-	589
Purchase of fixed assets	(18)	-
Long term deposits	-	(12)
Proceeds from sale of marketable securities	-	5,400
Investment in mortgage note receivable	-	(2,626)
Principal payments received on mortgage note receivable	37	-
Net cash provided by investing activities	19	3,351

Financing activities
Proceeds from exercise of stock options	20	57
Proceeds from issuance of common stock and warrants	15,862	2,750
Net cash provided by financing activities	15,882	2,807

Net increase in cash and cash equivalents	11,811	3,040
Cash and cash equivalents at beginning of period	3,970	1,034
Cash and cash equivalents at end of period	$15,781	$4,074

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized gain (loss) on marketable securities net of tax	(236)	$1,827
Estimated fair value of warrants exchanged for common shares	13,862
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	-	$3
Marketable securities	-	8,811
Accounts payable and accrued expenses	-	410
Derivative liabilities	-	10,475

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2015
(unaudited)

Note 1- Organization and Significant Accounting Policies

Overview

Cocrystal Pharma, Inc. (“the Company”) was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. On January 2, 2014, Biozone Pharmaceuticals, Inc. sold substantially all of its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc. (“Discovery”) in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Discovery’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through June 30, 2015, the Company has funded its operations through equity offerings, private placements of convertible debt, and debt financings.

As of June 30, 2015, the Company had an accumulated deficit of $31.6 million. During the six month period ended June 30, 2015, the Company had a loss from operations of $6.0 million. Cash used in operating activities was approximately $4.1 million for the six months ended June 30, 2015. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its clinical development phase.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Pharma, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2014 filed on March 31, 2015 (“Annual Report”) which contain information useful to understanding the Company’s businesses and financial statement presentations. The condensed consolidated balance sheet as of December 31, 2014 was derived from the Company’s most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K.

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

The following table presents a summary of fair values of assets and liabilities that are remeasured at fair value at each balance sheet date as of June 30, 2015 and December 31, 2014, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	June 30, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$15,781	$15,781	$-	$-
Total assets	$15,781	$15,781	$-	$-

Liabilities:
Warrants potentially settleable in cash	$6,130	$-	$-	$6,130
Total liabilities	$6,130	$-	$-	$6,130

	December 31, 2014	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description		(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,970	$3,970	$-	$-
Marketable securities	1,975	-	1,975	-
Total assets	$5,945	$3,970	$1,975	$-

Liabilities:
Warrants potentially settleable in cash	$8,464	$-	$-	$8,464
Total liabilities	$8,464	$-	$-	$8,464

The Company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2015 or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2015 and 2014 is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2015	June 30, 2014
Balance , January 1,	$8,464	$23
Change in fair value of Teva option	-	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	-	10,475
Estimated fair value of warrants issued in January 2014 common stock sale	-	3,696
Estimated fair value of warrants exchanged for common shares	(13,862)	-
Change in fair value of warrants	11,528	(7,721)
Balance at June 30, 2015 and 2014	$6,130	$6,450

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

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 694,374,850 shares issued and outstanding as of June 30, 2015.

On March 25, 2015, the Company entered into binding Securities Purchase Agreements with each of its directors and a number of other accredited investors who agreed to purchase 16,304,350 shares of the Company’s common stock at $0.92 per share for a total of $15,000,000. The Company’s principal shareholders and two of its directors, Dr. Raymond Schinazi and Dr. Phillip Frost, each purchased $3,187,667 of common stock.  As of June 30, 2015, the Company had received the $15,000,000 related to these sales of common stock.

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

In June 2015, the Company's shareholders authorized an amendment to the Company's Certificate of Incorporation effecting a reverse split in a ratio of 1 for 5, 1 for 8 and any ratio in between. However, the Company has not yet determined whether to effectuate a reverse split, and if so, when to do so and by what ratio.

Shares of common stock are reserved for future issuance as follows as of June 30, 2015 (in thousands):

As of June 30, 2015
Options to purchase common stock	23,414
Options reserved for future issuance under the Company's 2007 Incentive Plan	78,887
Warrants to purchase common stock	8,380
Total	110,681

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2015 (in thousands):

	Warrants accounted for as: Equity			Warrants accounted for as: Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2014	650	455	1,864	1,000	10,000	200	7,100	5,500	26,769
Warrants exercised	-	-	(864)	-	(10,000)	(200)	(6,325)	(1,000)	(18,389)
Outstanding, June 30, 2015	650	455	1,000	1,000	-	-	775	4,500	8,380
Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

For the six months ended June 30, 2015, there were a total of 18,389,000 warrants exercised.  All warrants were exercised on a net exercise basis and resulted in the issuance of 8,636,000 shares of the Company’s common stock during that period.

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in February 2012, October 2013 and January 2014.  These warrants are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2015:

	February 2012 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.50	$0.50

Expected term (years)	0.7	8.3	8.6
Cumulative volatility %	82%	100%	103%
Risk-free rate %	0.27%	2.17%	2.19%

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

Note 5 – Stock-based compensation

The Company recorded approximately $1,218,000 and $1,311,000 of stock-based compensation related to employee and non-employee stock options for the three and six months ended June 30, 2015 and $9,000 and $20,000 for the three and six months ended June 30, 2014, respectively. As of June 30, 2015, there was $3,158,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 2.8 years.

On June 29, 2015, the shareholders adopted the 2015 Equity Incentive Plan.  The Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards.  Awards may be granted under the Plan to Company employees, directors and independent contractors.   The Company will no longer be issuing shares under the 2007 Equity Incentive Plan.

As of June 30, 2015, there were 23,413,880 shares subject to outstanding common stock options granted under the 2007 and 2015 plans and 78,887,135 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the six months ended June 30, 2015 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2014	32,863	19,600	$0.10	$20,384
Increase in authorized options	50,000
Exercised	-	(162)	0.12	164
Granted	(4,020)	4,020	1.10
Cancelled	44	(44)	0.11
Balance at June 30, 2015	78,887	23,414	$0.27	$20,675

As of June 30, 2015 options to purchase 23,413,880 shares of common stock, with an aggregate intrinsic value of $20,675,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 2.8 years. As of June 30, 2015, options to purchase 18,344,753 shares of common stock, with an aggregate intrinsic value of $18,061,000, were exercisable with a weighted-average exercise price of $0.16 per share and a weighted-average remaining contractual term of 4.2 years. The aggregate intrinsic value of outstanding and exercisable options at June 30, 2015 was calculated based on the closing price of the Company’s common stock as reported on the OTCQB markets on June 30, 2015 of $1.14 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 6 – Net Income (Loss) per Share

The Company accounts for and discloses net income (loss) per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares prior to their conversion to common stock in March 2015). Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three months ended June 30, 2014 and for the six months ended June 30, 2015 and 2014, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the number of potential common shares excluded from the calculations of net income (loss) per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2015	2014	2015	2014
Options to purchase common stock	23,414	3,848	23,414	3,848
Warrants to purchase common stock	3,826	26,669	8,380	26,669
Total	27,240	30,517	31,794	30,517

Note 7 – Marketable securities

In connection with the Company’s sale of assets to MusclePharm in January 2014, the Company was to receive a total of 1,200,000 shares of MusclePharm common stock as consideration, 600,000 shares of which were required to be held in escrow until October 2014 to satisfy any breaches of representations under the Biozone Merger Agreement. The 600,000 shares not required to be held in escrow were sold by the Company for $5,400,000 in October 2014. On September 29, 2014, the Company signed a Memorandum of Understanding (“MOU”) with MusclePharm in which it agreed to release 90,000 shares of MusclePharm stock out of the original balance of 600,000 shares held in escrow in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. The Company recognized a net loss on the return of these MusclePharm shares of $584,000 in the year ended December 31, 2014.  In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share.   Pursuant to the MOU, MusclePharm did not withdraw the portion of its claim that related to a then pending eviction proceeding (See note 10) and the remaining 260,000 shares were to remain in escrow pending resolution of that proceeding.  However, the Company was informed that the escrow agent ultimately released all 260,000 shares to MusclePharm.  While the Company intends to attempt to recover the shares or their equivalent value from MusclePharm, the ultimate recovery of the shares is highly uncertain and the Company believes a loss is probable. Accordingly, the Company recorded a full allowance against the related escrow receivable amount.  To the extent the Company is able to recover the shares or other consideration from MusclePharm and/or the MusclePharm transfer agent upon resolution of this dispute, the Company would record other income at the time of such recovery.

Note 8 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm. At June 30, 2015, the carrying amount of the mortgage note receivable was $2,585,000, which consisted of $2,468,000 of principal, $92,000 of interest and $26,000 of fees paid to the selling bank. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $65,195,000 as of June 30, 2015 and December 31, 2014 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

The Company’s effective income tax rate was -1.99% and -0.27% for the three and six months ended June 30, 2015.  The primary driver of the effective tax rate is the valuation allowance offsetting the Company’s net deferred tax assets and the elimination of income tax expense recorded in other comprehensive income that is related to unrealized gains on marketable securities no longer held by the Company.  The Company’s effective tax rate was 0% for the three and six-months ended June 30, 2014.  The primary driver of the effective tax rate was the full valuation allowance offsetting the Company’s net deferred tax assets.

FASB ASC Topic 740, Income Taxes (“ASC 740”) prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities.  The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes.  As of June 30, 2015 and June 30, 2014, the Company has no unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions.  The Company is not currently under examination in any jurisdiction.

The federal Income tax expense for the three and six months ended June 30, 2015 was $52,000.

Note 10 - Contingencies

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business.  As of the date of this report, except as described below, the Company is not aware of any proceedings, threatened or pending, against it which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

The Company was named in two legal proceedings involving Daniel Fisher.

The first proceeding was an action filed in Contra Costa County, California  by the landlord, which is an entity managed by Mr. Fisher, to evict MusclePharm as a tenant from real property the Company’s now inactive subsidiary, Biozone Laboratories, Inc. (“Biozone Labs”) previously leased.

On March 27, 2014, the landlord filed suit in the Contra Costa County Court against the Company and Biozone Labs, as well as MusclePharm, alleging an assignment of the lease to MusclePharm in January 2014 was a violation of the lease and its provision requiring the landlord’s consent for a change of control.  The landlord failed to either approve or reject the proposed assignment when requested in December 2013.

On February 24, 2015, Mr. Fisher agreed to withdraw this lawsuit without prejudice in exchange for an agreement that all parties would be responsible for their own legal fees.

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. The Company intends to vigorously defend the action.

Note 11 - Subsequent events

On July 21, 2015, the Board of Directors of Cocrystal Pharma, Inc. (the “Company”) appointed Walt Linscott, Esq. to serve as General Counsel and Corporate Secretary of the Company, effective July 15, 2015. In connection with his appointment, the Company entered into an employment agreement with Mr. Linscott pursuant to which the Company agreed to provide Mr. Linscott an annual base salary of $225,000 and a discretionary annual bonus, to be determined by the Company’s Compensation Committee, equal to up to 35% of Mr. Linscott’s annual base salary. In addition, the Company granted Mr. Linscott 1,200,000 ten-year stock options, vesting in four equal annual increments with the first vesting date being one year from grant date, subject to continued employment and accelerated vesting under certain conditions.

Note 12 - Transactions with Related Parties

On February 23, 2015, the Company entered into an agreement with Dr. Gary Wilcox, the Company’s Chief Executive Officer, pursuant to which Dr. Wilcox agreed to terminate all benefits under his employment agreement with the Company, entered into as of January 2, 2014. Prior to its termination, Dr. Wilcox’s employment agreement had provided for a base salary, target bonus, and stock options. Dr. Wilcox will continue to serve as consultant to the Company and as a Board Director.  As a consultant Dr. Wilcox was paid $25,000 in the three months and six months ended June 30, 2015.

The company leases laboratory facilities and equipment, located in Tucker, Georgia, from C.S. Family, LLC, a limited liability company that is wholly owned by Raymond F. Schinazi, Chairman.  This lease was in place with RFS Pharma prior to the Company’s acquisition of that entity and terminates December 31, 2016.

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

Results of Operations for the Three and Six Months Ended June 30, 2015 compared to the Three and Six Months Ended June 30, 2014

Revenue

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had $27,000 and $0 in grant revenue for our collaboration with the University of Mississippi on an R01 grant from the National Center of Complementary and Alternative Medicine for the three months ended June 30, 2015 and 2014 and $53,000 and $0 for the six months ended June 30, 2015 and 2014.

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

Total research and development expenses were $1,946,000 for the three months ended June 30, 2015, compared with $888,000 for the three months ended June 30, 2014. The increase of $1,058,000, or 119%, was due to a $315,000 increase in personnel and consulting costs primarily due to the merger with RFS Pharma, which occurred in November 2014, and a $600,000 increase in lab supply and services costs, due primarily to higher manufacturing and pharmacological/toxicological studies, an increase of $107,000 in patent costs and a $36,000 increase in other operating expenses.

Total research and development expenses were $3,505,000 for the six months ended June 30, 2015, compared with $1,853,000 for the six months ended June 30, 2014. The increase of $1,652,000, or 89%, was due to a $356,000 increase in personnel costs due to the merger with RFS Pharma, which occurred in November 2014, a $1,093,000 increase in lab supply and services and consulting costs due primarily to higher manufacturing and pharmacological/toxicological studies, an increase of $128,000 in patent costs, and a $75,000 increase in other operating costs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $1,898,000 for the three months ended June 30, 2015, compared with $499,000 for the three months ended June 30, 2014. The increase of $1,399,000, or 280%, was due to a $1,180,000 increase in compensation-related costs (primarily non-cash stock option expenses), a $158,000 increase in accounting, legal and other professional services primarily related to being a public company, and a $61,000 increase in travel, insurance and other costs.

General and administrative expenses were  $2,536,000 for the six months ended June 30, 2015, compared with $1,066,000 for the six months ended June 30, 2014. The increase of $1,470,000, or 138%, was due to a $1,352,000 increase in compensation-related costs (primarily non-cash stock option expenses), a $42,000 increase in accounting, legal and other professional services primarily related to the merger in January 2014, and a $76,000 increase in insurance, travel, and other costs.

Interest Income/Expense

Interest income was $44,000 and $88,000 for the three months and six months ended June 30, 2015, which represents interest earned on the mortgage note we acquired in June 2014.   Interest income was negligible for the three and six months ended June 30, 2014.   The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income (Expense), net

Other income (expense), net was $1,246,000 and ($13,125,000) for the three and six months ended June 30, 2015, respectively.  Other income (expense) consists primarily of the change in fair value of the outstanding warrants to purchase our common stock, which are accounted for as liabilities.  For the three months ended June 30, 2015, our stock price decreased, resulting in other income for the period, while for the six months ended June 30, 2015, our stock price increased substantially, resulting in a significant expense for the period.   Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income, which occurred during the three months ended June 30, 2015, while an increase in the fair value of our common stock, which occurred during the six months ended June 30, 2015, generally results in other expense.  We recorded $5,639,000 and $7,744,000 in other income for the three and six months ended June 30, 2014. This other income or expense is non-cash and also relates primarily to the change in fair value of our warrants that are accounted for as liabilities.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

In addition, we recorded a $1,686,000 loss related to our investment in MusclePharm common stock in the three and six months ended June 30, 2015.  This loss is related to the escrowed MusclePharm shares as explained in Note 7 to the condensed consolidated financial statements.
Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate.  We have recorded a net deferred tax liability of $65,195,000 as of June 30, 2015 and December 31, 2014 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible.

Net Income (Loss)

As a result of the above factors, for the three and six months ended June 30, 2015, we had a net loss of $2,623,000 and $19,165,000 compared to a net income of $4,730,000 and $4,357,000 for the same periods in 2014.  The increase in net loss is primarily attributable to the other expense resulting from the increase in the fair value of our warrant liabilities, and the loss on marketable securities as described above.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

Our operating loss, which does not include the change in the value of derivative liabilities and the loss on marketable securities, for the three and six months ended June 30, 2015 was $3,817,000 and $5,988,000 compared to $1,387,000 and $2,919,000 for the same periods in 2014.

Liquidity and Capital Resources

Net cash used in operating activities was $4,090,000 and $3,118,000 for the six months ended June 30, 2015 and 2014. Our cash used in operating increased from 2014 to 2015 due to increases in headcount in both research and development and in administration as we continue to work developing our product candidates.

Net cash provided by investing activities was $19,000 for the six months ended June 30, 2015, consisting of $37,000 in principal payments received on our mortgage note, offset by $18,000 in purchases of fixed assets, compared to $3,351,000 for the same period in 2014, which consisted primarily of $5,400,000 in cash received from the sale of marketable securities and $589,000 of cash acquired from Biozone in connection with our acquisition of Biozone, net of the $2,626,000 used in the acquisition of a mortgage note receivable.

Net cash provided by financing activities was $15,882,000 for the six months ended June 30, 2015 compared to cash provided by financing activities of $2,807,000 for the same period in 2014. Net cash provided by financing activities for the six months ended June 30, 2015 consisted of $15,862,000 in proceeds from a private placement and $20,000 from the proceeds from the exercise of stock options.  For the six months ended June 30, 2014, cash provided by financing activities was a result of our sale of common stock and warrants, which resulted in proceeds of $2,750,000, and proceeds from the exercise of stock options of $57,000.

The Company has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $5.8 million and $4.1 million in the years ended December 31, 2014 and 2013, respectively.   Subsequent to December 31, 2014, the Company received $15,862,000 in a private placement. The Company believes that its cash on hand of $14.7 million as of August 13, 2015, will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.   As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be very dilutive to existing shareholders.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our research and development activities, increase in research and development  expenses, , meeting our future capital needs, remediating our internal controls weakness, ,  and liquidity.   The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the continued strength of the market for bio pharma equity offerings, unanticipated events which adversely affect our product development efforts, problems with third party manufacturing and other efforts, and the inability of our financial team and third party consultants to develop and implement our plan to remdiate our internal controls weakness.     Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and former financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of June 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and former principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective.

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

Remediation Plan

Management is developing a remediation plan to address the material weakness. We plan to enhance our procedures in the financial reporting process, including enhanced review processes, to ensure that all required disclosures are made in our financial statements.  Due to our stock price at June 30, 2015, we will be an accelerated filer effective with the Form 10-K for the year ending December 31, 2015 and required to have an audit of our internal controls.  We also plan to engage a third-party consultant to assist us in documenting our significant processes, as well as key controls over those processes, and to implement plans to evaluate their operating effectiveness.  We also plan to further analyze our segregation of duties and implement enhancements to our controls to ensure duties are segregated to the extent practicable.  As of August 14, 2015, we have not yet completed these remediation efforts.  We believe the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to address potential control deficiencies or modify the remediation plan described above. We will continue to review and make necessary changes to the overall design of our internal control.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

As previously disclosed in an 8-K filed on March 26, 2015, on March 25, 2015, the Company accepted subscription agreements representing investor commitments totaling $15,000,000 in a private placement offering (the “Offering”) of 16,304,350 shares of the Company’s common stock at a purchase price of $0.92 per share.

Certain existing holders of the Company’s common stock were entitled to rights of first refusal to participate in the Offering under the terms of various agreements with the Company to which they were parties. On April 20, 2015, the Company accepted subscription agreements from four existing shareholders totaling $860,020 for 934,804 shares of the Company’s common stock at a purchase price of $0.92 per share.

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

Cocrystal Pharma, Inc.

Dated: August 14, 2015	By:	/s/ Jeffrey Meckler
Jeffrey Meckler Chief Executive Officer (Principal Executive Officer)
Dated: August 14, 2015	By:	/s/ Gerald McGuire
Gerald McGuire Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number
10.1	Walt Linscott Employment Agreement*	8-K	7/27/15	10.1
10.2	Walt Linscott Stock Option Agreement*	8-K	7/27/15	10.2
10.3	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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