Form 10-Q
period 2015-09-30
Cocrystal Pharma, Inc.
filed 2015-11-16
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  000-55158

COCRYSTAL PHARMA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2528215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19805 North Creek Parkway
Bothell, Washington	98011
(Address of Principal Executive Offices)	(Zip Code)

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

As of November 16, 2015, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 694,374,850.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I — FINANCIAL INFORMATION

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in thousands)

	September 30, 2015	December 31, 2014
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,413	$3,970
Accounts receivable	12	122
Marketable securities	-	1,975
Prepaid and other current assets	632	144
Mortgage note receivable, current portion	168	165
Total current assets	13,225	6,376

Property and equipment, net	369	284
Deposits	31	31
Mortgage note receivable, long-term portion	2,374	2,431
In process research and development	184,966	184,966
Goodwill	65,195	65,195
Total assets	$266,160	$259,283

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	724	299
Accrued expenses	331	394
Derivative liabilities	3,096	8,464
Total current liabilities	4,151	9,157
Long-term liabilities
Deferred rent	61	62
Deferred tax liability	65,195	65,195
Total long-term liabilities	65,256	65,257

Total liabilities	69,407	74,414

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, 0 and 1,000 issued and outstanding at September 30, 2015 and December 31, 2014, issued in the merger with RFS Pharma, LLC	-	178,218

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 0 and 1,000 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	-	1
Common stock, $.001 par value; 800,000 and 200,000 shares authorized; 694,375 and 122,494 issued and outstanding at September 30, 2015 and December 31, 2014, respectively	694	123
Additional paid-in capital	228,166	18,725
Accumulated other comprehensive income, net of tax	-	236
Accumulated deficit	(32,107)	(12,434)
Total stockholders' equity	196,753	6,651

Total liabilities and stockholders' equity	$266,160	$259,283

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Grant revenues	$24	$-	$78	$-

Operating expenses
Research and development	2,177	866	5,751	2,722
General and administrative	1,437	353	3,902	1,417
Total operating expenses	3,614	1,219	9,653	4,139

Loss from operations	(3,590)	(1,219)	(9,575)	(4,139)

Other income (expense)
Interest income	45	50	134	50
Realized gain (loss) on marketable securities	-	-	(1,686)	480
Other income (expense), net	1	(4)	-	(5)
Fair value of warrant liabilities in excess of proceeds from financing	-	-	-	(946)
Loss on return of escrowed shares	-	(584)	-	(584)
Change in fair value of derivative liabilities	3,036	(792)	(8,494)	6,952
Total other income (expense), net	3,082	(1,330)	(10,046)	5,947

Income (loss) before income taxes	(508)	(2,549)	(19,621)	1,808

Income tax expense	-	-	(52)	-

Net income (loss)	$(508)	$(2,549)	$(19,673)	$1,808

Comprehensive income (loss):
Net loss	$(508)	$(2,549)	$(19,673)	$1,808
Unrealized gain (loss) on marketable securities, net of tax	-	408	-	2,235
Total comprehensive income (loss)	$(508)	$(2,141)	$(19,673)	$4,043

Net loss per common share:
Income (loss) per share, basic	$(0.00)	$(0.01)	$(0.03)	$0.01
Weighted average common shares outstanding, basic	694,375	327,209	609,803	326,534

Income (loss) per share, diluted	$(0.01)	$(0.01)	$(0.03)	$0.01
Weighted average common shares outstanding, diluted	696,946	327,209	609,803	353,203

 Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY
(unaudited)
(in thousands)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount

Balance as of December 31, 2014	1,000	$178,218	1,000	$1	122,494	$123	$18,725	$236	$(12,434)	$6,651
Exercise of common stock options					161	-	20			20
Conversion of Series A and Series B convertible shares to common stock	(1,000)	(178,218)	(1,000)	(1)	545,844	546	177,673			178,218
Stock-based compensation							2,049			2,049
Sale of common shares					17,239	17	15,845			15,862
Unrealized loss on marketable securities, net of tax								(236)		(236)
Exercise of warrants					8,637	8	13,854			13,862
Net loss									(19,673)	(19,673)
Balance as of September 30, 2015	-	$-	-	$-	694,375	$694	$228,166	$-	$(32,107)	$196,753

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)
	Nine months ended September 30,

	2015	2014

Operating activities:
Net income (loss)	$(19,673)	$1,808
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	133	154
Deferred income taxes	52	-
Stock-based compensation	2,049	25
Fair value of warrant liabilities in excess of proceeds from financing	-	946
Change in fair value of derivative liabilities	8,494	(6,952)
Loss on return of escrowed shares	-	584
Realized loss (gain) on marketable securities	1,686	(480)
Loss on sale of equipment	-	6
Interest receivable	-	(16)

Changes in operating assets and liabilities, net of effects of reverse merger with BiozonePharmaceuticals, Inc. and the merger with RFS Pharma, LLC:
Prepaid expenses and other current assets	(380)	26
Accounts payable and accrued expenses	362	(358)
Net cash used in operating activities	(7,277)	(4,257)

Investing activities
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.	-	589
Purchase of fixed assets	(217)	(4)
Long term deposits	-	(3)
Proceeds from sale of marketable securities	-	5,400
Investment in mortgage note receivable	-	(2,626)
Principal payments received on mortgage note receivable	55	8
Net cash (used in) provided by investing activities	(162)	3,364

Financing activities
Proceeds from exercise of stock options	20	115
Proceeds from issuance of common stock and warrants	15,862	2,750
Net cash provided by financing activities	15,882	2,865

Net increase in cash and cash equivalents	8,443	1,972
Cash and cash equivalents at beginning of period	3,970	1,034
Cash and cash equivalents at end of period	$12,413	$3,006

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2015
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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets; secure financing; develop a customer base; attract, retain and motivate qualified personnel; and develop strategic alliances. Through September 30, 2015, the Company has funded its operations through equity offerings, private placements of convertible debt, and debt financings.

As of September 30, 2015, the Company had an accumulated deficit of $32.1 million. During the nine month period ended September 30, 2015, the Company had a loss from operations of $9.6 million. Cash used in operating activities was approximately $7.3 million for the nine months ended September 30, 2015. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its clinical development phase. Over that period, the Company will need to raise additional debt or equity financing to fund its development.  If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs.  Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

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

The following table presents a summary of fair values of assets and liabilities that are remeasured at fair value at each balance sheet date as of September 30, 2015 and December 31, 2014, and their placement within the fair value hierarchy as discussed above (in thousands):
	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$12,413	$12,413	$-	$-
Total assets	$12,413	$12,413	$-	$-

Liabilities:
Warrants potentially settleable in cash	$3,096	$-	$-	$3,096
Total liabilities	$3,096	$-	$-	$3,096

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,970	$3,970	$-	$-
Marketable securities	1,975	-	1,975	-
Total assets	$5,945	$3,970	$1,975	$-

Liabilities:
Warrants potentially settleable in cash	$8,464	$-	$-	$8,464
Total liabilities	$8,464	$-	$-	$8,464

The Company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2015 or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2015 and 2014 is as follows (in thousands):
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2015	September 30, 2014
Balance, January 1,	$8,464	$23
Change in fair value of Teva option	-	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	-	10,475
Estimated fair value of warrants issued in January 2014 common stock sale	-	3,696
Estimated fair value of warrants exchanged for common shares	(13,862)	-
Change in fair value of warrants	8,494	(6,929)
Balance at September 30, 2015 and 2014	$3,096	$7,242

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

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 694,374,850 shares issued and outstanding as of September 30, 2015.

On March 25, 2015, the Company entered into binding Securities Purchase Agreements with each of its directors and a number of other accredited investors who agreed to purchase 16,304,350 shares of the Company’s common stock at $0.92 per share for a total of $15,000,000. The Company’s principal shareholders and two of its directors, Dr. Raymond Schinazi and Dr. Phillip Frost, each purchased $3,187,667 of common stock.  As of September 30, 2015, the Company had received the $15,000,000 related to these sales of common stock.

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

Shares of common stock are reserved for future issuance as follows as of September 30, 2015 (in thousands):
As of September 30, 2015
Options to purchase common stock	24,614
Options reserved for future issuance under the Company's 2007 Incentive Plan	77,687
Warrants to purchase common stock	8,380
Total	110,681

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2015 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, January 1, 2015	650	455	1,864	1,000	10,000	200	7,100	5,500	26,769
Warrants exercised	-	-	(864)	-	(10,000)	(200)	(6,325)	(1,000)	(18,389)
Outstanding, September 30, 2015	650	455	1,000	1,000	-	-	775	4,500	8,380
Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

For the nine months ended September 30, 2015, there were a total of 18,389,000 warrants exercised.  All warrants were exercised on a net exercise basis and resulted in the issuance of 8,637,000 shares of the Company’s common stock during that period.

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2015:

	February 2012 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.50	$0.50

Expected term (years)	0.4	8.2	8.4
Cumulative volatility %	76%	100%	99%
Risk-free rate %	0.08%	1.86%	1.88%

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

Note 5 – Stock-based compensation

The Company recorded approximately $738,000 and $2,049,000 of stock-based compensation related to employee and non-employee stock options for the three and nine months ended September 30, 2015 and $5,000 and $25,000 for the three and nine months ended September 30, 2014, respectively. As of September 30, 2015, there was $3,111,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 3.2 years.

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

As of September 30, 2015, there were 24,613,880 shares subject to outstanding common stock options granted under the 2007 and 2015 plans and 77,687,135 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options

The following schedule presents activity in the Company’s outstanding stock options for the nine months ended September 30, 2015 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at January 1, 2015	32,863	19,600	$0.10	$10,584
Increase in authorized options	50,000
Exercised	-	(162)	0.12
Granted	(5,220)	5,220	1.07
Cancelled	44	(44)	0.11
Balance at September 30, 2015	77,687	24,614	$0.31	$8,234

As of September 30, 2015 options to purchase 24,613,880 shares of common stock, with an aggregate intrinsic value of $8,234,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 5.2 years. As of September 30, 2015, options to purchase 19,917,064 shares of common stock, with an aggregate intrinsic value of $8,897,000, were exercisable with a weighted-average exercise price of $0.19 per share and a weighted-average remaining contractual term of 4.3 years. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2015 was calculated based on the closing price of the Company’s common stock as reported on the OTCQB markets on September 30, 2015 of $0.64 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 6 – Net Income (Loss) per Share

The Company accounts for and discloses net income (loss) per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares prior to their conversion to common stock in March 2015). Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three months ended September 30, 2014, and for the nine months ended September 30, 2015, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the number of potential common shares excluded from the calculations of net income (loss) per diluted share because their inclusion would be anti-dilutive (in thousands):
	For the three months ended September 30,		For the nine months ended September 30,
	2015	2014	2015	2014
Options to purchase common stock	24,614	3,058	24,614	3,058
Warrants to purchase common stock	-	26,669	2,805	-
Total	24,614	29,727	27,419	3,058

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

Note 8 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm. At September 30, 2015, the carrying amount of the mortgage note receivable was $2,542,000, which consisted of $2,427,000 of principal, $90,000 of interest and $25,000 of fees paid to the selling bank. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $65,195,000 as of September 30, 2015 and December 31, 2014 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities.  The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes.  As of September 30, 2015 and December 31, 2014, the Company had no unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions.  The Company is not currently under examination in any jurisdiction.

Note 10 – Contingencies

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

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  On October 1, 2015 Plaintiff was granted leave to file a Second Amended Complaint, which was filed on the same day.  The parties entered into a stipulation to extend the time for the Company to respond to the Second Amended Complaint, and the deadline for a response is November 19, 2015.  On October 9, 2015 the Company filed a motion for summary adjudication seeking judgment in its favor on the first two causes of action based on the grounds that the promissory note is not valid or enforceable.  The Company intends to vigorously defend the action.

On October 13, 2013, Plaintiff Shefa LMV, LLC ("Plaintiff") filed a First Amended Complaint in Los Angeles Superior Court for civil penalties and injunctive relief against numerous retailers and manufacturers of products, and alleged violations of Cal. Health & Saftey Code § 25249.6 (part of the "Safe Drinking Water and Toxic Enforcement Act") and Cal. Bus. & Prof. Code § 17200, et seq. (California's "Unfair Competition Law").  The case is captioned Shefa LMV, LLC v. Walgreens Co., et al., LASC Case No. BC520416.  The complaint alleges that the retailers and manufacturers failed to place a clear and reasonable warning on the products which contained "Cocamide DEA" pursuant to the Safe Drinking Water and Toxic Enforcement Act, and further requested that the defendants be enjoined from manufacturing or selling products with Cocamide DEA in the State of California.  Numerous actions that had been filed alleging similar claims against defendants who manufactured and/or sold Cocamide DEA products have been coordinated, with a new Judicial Council Coordination Proceeding Case No. JCCP 4765.  On October 17, 2014, Plaintiff filed an amendment to the Complaint, adding BioZone Laboratories, Inc. a California corporation, as Doe Defendant No. 9.  The Company filed an Answer to the First Amended Complaint on October 13, 2015.  No discovery has taken place yet.

In October 2015, Cocrystal Pharma, Inc. received a subpoena from the staff of the Securities and Exchange Commission seeking the production of documents.  The Company is fully cooperating with the inquiry.  The Company cannot predict or determine whether any proceeding may be instituted in connection with the subpoena or the outcome of any proceeding that may be instituted.

Note 11 - Subsequent events

On October 1, 2015 the Board by unanimous written consent appointed Jeff Meckler as full time CEO and Dr. Douglas Mayers as Chief Medical Officer with dates of employment October 1, 2015 and September 30, 2015 respectively.

Prior to his appointment, Mr. Meckler had been serving as the Company’s interim Chief Executive Officer. As previously disclosed, on September 21, 2015, the Company and Mr. Meckler entered into an employment agreement, subject to ratification by the Board, pursuant to which Mr. Meckler will receive an annual salary of $340,000 and be eligible for an annual bonus equal to up to 50% of his base salary, subject to achievement of certain performance targets. In addition, effective October 1, 2015, Mr. Meckler received a grant of 16,000,000 ten-year stock options, vesting in five equal annual increments with the first vesting date being one year from grant date, subject to continued employment on each applicable vesting date and accelerated vesting under certain conditions. Mr. Meckler’s employment is on an at-will basis.

In addition, on October 1, 2015, the Board approved the appointment of Dr. Douglas Mayers as the Company’s Chief Medical Officer. On September 18, 2015, the Company and Dr. Mayers entered into an employment agreement, subject to ratification by the Board, pursuant to which Dr. Mayers will receive an annual salary of $280,000 and be eligible for an annual bonus equal to up to 35% of his base salary, subject to achievement of certain performance targets. In addition, effective October 1, 2015, Dr. Mayers received a grant of 2,400,000 ten-year stock options, vesting in four equal annual increments with the first vesting date being one year from grant date, subject to continued employment on each applicable vesting date and accelerated vesting under certain conditions. Dr. Mayer’s employment is on an at-will basis.

Note 12 - Transactions with Related Parties

On February 23, 2015, the Company entered into an agreement with Dr. Gary Wilcox, the Company’s Chief Executive Officer, pursuant to which Dr. Wilcox agreed to terminate certain benefits under his employment agreement with the Company, entered into as of January 2, 2014. Prior to its termination, Dr. Wilcox’s employment agreement had provided for a base salary, target bonus, and stock options. Dr. Wilcox will continue to serve as a Senior Advisor to the Company and as a Board Director. Dr. Wilcox was paid $29,000 in the three months and $82,000 in the nine months ended September 30, 2015, in salary and benefits for these services.

The Company leases laboratory facilities and equipment, located in Tucker, Georgia, from C.S. Family, LLC, a limited liability company that is wholly owned by Raymond F. Schinazi, Chairman.  This lease was in place with RFS Pharma prior to the Company’s acquisition of that entity and terminates December 31, 2016.  The total rent expense was $55,000 and $165,000 for the three months and nine months ended September 30, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Except for the historical information contained herein or incorporated by reference, this Quarterly Report on Form 10-Q  contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, and those discussed in Part II, Item 7 entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” including the Risk Factors.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations, and future results of current and anticipated products are forward-looking statements. These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statement.  In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other similar expressions. Although we believe the expectations reflected in these forward-looking statements are reasonable, such statements are inherently subject to risk and we can give no assurances that our expectations will prove to be correct. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. You should read this Quarterly Report on Form 10-Q completely.  As a result of many factors, including without limitation those set forth under “Risk Factors” under Item 1A of Part II below, and elsewhere in this Quarterly Report on Form 10-Q, our actual results may differ materially from those anticipated in these forward-looking statements. Except as required by applicable law, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this report or to reflect actual outcomes.  For all forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Cocrystal,” “we,” “us” and “our” refer to Cocrystal Pharma, Inc.

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

With respect to Cocrystal’s current programs in development, the status as of the date of this filing is:

Influenza.  There has been continued progress on our goal of nominating a lead compound into IND-enabling studies.  Current potential leads have nanomolar broad activity against influenza A strains including: H1N1, H2N2, H3N2, H5N1, H7N9.  The company anticipates being able to initiate these studies in 2016.

Norovirus. Cocrystal is continuing to identify and develop both nucleoside and non-nucleoside norovirus polymerase inhibitors in preclinical development.

CC-31244 (HCV Non-Nucleoside Polymerase Inhibitor - NNI).  IND enabling studies are proceeding with the expected first-in-human studies in 2016. The preclinical safety profile and antiviral activity of this potential best-in-class pan-genotypic HCV NNI suggests that this compound may be an important component of an all-oral, short duration HCV regimens.

CC-1845 (HCV Nucleotide Polymerase Inhibitor).  The company is working out scalable chemistry for CC-1845 nucleotide diastereomer separation and will focus on developing the single diastereomer with the best product profile for potential clinical advancement. This will extend the preclinical timeline. Back up nucleoside analogs are also being developed towards an IND.

CC-2068 (HCV NS5A Inhibitor). The company is awaiting further data regarding a series of additional NS5A compounds in its library that display a significantly improved pan-genotypic potency and resistance profile.

Results of Operations for the Three and Nine Months Ended September 30, 2015 compared to the Three and Nine Months Ended September 30, 2014

Revenue

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had $24,000 and $0 in grant revenue for our collaboration with the University of Mississippi on an R01 grant from the National Center of Complementary and Alternative Medicine for the three months ended September 30, 2015 and 2014 and $78,000 and $0 for the nine months ended September 30, 2015 and 2014.

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

Total research and development expenses were $2,177,000 for the three months ended September 30, 2015, compared with $866,000 for the three months ended September 30, 2014. The increase of $1,311,000, or 151%, was due to a $351,000 increase in personnel costs primarily due to the merger with RFS Pharma, which occurred in November 2014, and an increase of $145,000 in consulting costs, a $703,000 increase in lab supply and services costs, due primarily to higher manufacturing and pharmacological/toxicological studies, and an increase of $112,000 in other operating expenses.

Total research and development expenses were $5,751,000 for the nine months ended September 30, 2015, compared with $2,722,000 for the nine months ended September 30, 2014. The increase of $3,029,000, or 111%, was due to a $655,000 increase in personnel costs due to the merger with RFS Pharma, which occurred in November 2014, a $1,730,000 increase in lab supply and services due primarily to higher manufacturing and pharmacological/toxicological studies, an increase of $428,000 in patent costs and other professional services, and a $216,000 increase in other operating costs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $1,437,000 for the three months ended September 30, 2015, compared with $353,000 for the three months ended September 30, 2014. The increase of $1,084,000, or 307%, was due to a $802,000 increase in compensation-related costs (primarily $569,000 in non-cash stock option expenses), a $222,000 increase in accounting, legal and other professional services primarily related to being a public company, and a $60,000 increase in travel, insurance and other costs.

General and administrative expenses were $3,902,000 for the nine months ended September 30, 2015, compared with $1,417,000 for the nine months ended September 30, 2014. The increase of $2,485,000, or 175%, was due to a $2,153,000 increase in compensation-related costs (including $1,789,000 in non-cash stock option expenses and $364,000 in other payroll costs due to additional personnel), a $207,000 increase in accounting, financing, and legal and other professional services, and a $125,000 increase in insurance, travel, and other costs.

Interest Income/Expense

Interest income was $45,000 and $134,000 for the three months and nine months ended September 30, 2015, and was $50,000 for the three and nine months ended September 30, 2014, respectively, which represents interest earned on the mortgage note we acquired in June 2014.  The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income (Expense), net

Other income (expense), net was $3,036,000 and ($8,494,000) for the three and nine months ended September 30, 2015, respectively.  Other income (expense) consists primarily of the change in fair value of the outstanding warrants to purchase our common stock that are accounted for as liabilities.  Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income, which occurred during the three months ended September 30, 2015, while an increase in the fair value of our common stock, which occurred during the nine months ended September 30, 2015, generally results in other expense.  We recorded other expense of ($792,000) and other income of $6,952,000 for the three and nine months ended September 30, 2014, respectively. This other income or expense is non-cash and also relates primarily to the change in fair value of our warrants that are accounted for as liabilities.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

In addition, we recorded a $1,686,000 loss related to our investment in MusclePharm common stock in the nine months ended September 30, 2015.  This loss is related to the escrowed MusclePharm shares as explained in Note 7 to the condensed consolidated financial statements.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate.  We have recorded a net deferred tax liability of $65,195,000 as of September 30, 2015 and December 31, 2014 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible.

Net Income (Loss)

As a result of the above factors, for the three and nine months ended September 30, 2015, we had a net loss of $508,000 and $19,673,000 compared to a net loss of $2,549,000 for the three months ended September 30, 2014 and net income of $1,808,000 for the nine months ended September 30, 2014.  The decrease in net loss for the three months ended September 30, 2015 compared to the same period in 2014 is primarily attributable to other income resulting from the decrease in fair value of our warrant liabilities.  The increase in net loss for the nine months ended September 30, 2015, compared to the same period in 2014 is also primarily attributable to the increase in fair value of our warrant liabilities. We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

Our operating loss, which does not include the change in the value of derivative liabilities and the loss on marketable securities, for the three and nine months ended September 30, 2015 was $3,858,000 and $9,843,000, respectively, compared to $1,219,000 and $4,139,000 for the same periods in 2014.

Liquidity and Capital Resources

Net cash used in operating activities was $7,277,000 and $4,257,000 for the nine months ended September 30, 2015 and 2014, respectively. Our cash used in operating activities increased from 2014 to 2015 due to increases in headcount in both research and development and in administration as we continue to work developing our product candidates.

Net cash used for investing activities was $162,000 for the nine months ended September 30, 2015, consisting of $217,000 in purchases of fixed assets offset by $55,000 in principal payments received on our mortgage note compared to $3,364,000 net cash provided by investing activities for the same period in 2014, which consisted primarily of $5,400,000 in cash received from the sale of marketable securities and $589,000 of cash acquired from Biozone in connection with our reverse merger with Biozone, net of the $2,626,000 used in the acquisition of a mortgage note receivable.

Net cash provided by financing activities was $15,882,000 for the nine months ended September 30, 2015 compared to cash provided by financing activities of $2,865,000 for the same period in 2014. Net cash provided by financing activities for the nine months ended September 30, 2015 consisted of $15,862,000 in proceeds from a private placement of our common stock and $20,000 from the proceeds from the exercise of stock options.  For the nine months ended September 30, 2014, cash provided by financing activities was a result of our sale of common stock and warrants, which resulted in proceeds of $2,750,000, and proceeds from the exercise of stock options of $115,000.

The Company has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses since inception. The Company has never been profitable and incurred losses from operations of $5.8 million and $4.1 million in the years ended December 31, 2014 and 2013, respectively.   Our loss from operations for the nine months ended September 30, 2014 was $9,575,000.  The Company believes that its cash on hand of $11 million as of November 13, 2015, will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.   As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be very dilutive to existing shareholders. If the Company is not able to secure adequate additional funding, the Company may be forced to make reductions in spending, extend payment terms with suppliers, and/or suspend or curtail planned programs.  Any of these actions could materially harm the Company’s business, results of operations, financial condition and future prospects.

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. We have not adopted the provisions of this ASU.  Upon adoption, we will use this guidance to evaluate going concern.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act that are designed to ensure that information required to be disclosed in our reports filed or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to management, including the principal executive and former financial officer as appropriate, to allow timely decisions regarding required disclosures. Our principal executive officer and principal financial officer evaluated the effectiveness of disclosure controls and procedures as of September 30, 2015, pursuant to Rule 13a-15(b) under the Exchange Act.  Based on that evaluation, our principal executive officer and former principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms. We have concluded that our disclosure controls and procedures are not effective.

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

Remediation Plan

Management is developing a remediation plan to address the material weakness. We are in the process of enhancing our procedures in the financial reporting process, including enhanced review processes, to ensure that all required disclosures are made in our financial statements.  Due to our stock price at June 30, 2015, we will be an accelerated filer effective with the Form 10-K for the year ending December 31, 2015 and required to have an audit of our internal controls.  We have engaged a third-party consultant to assist us in documenting our significant processes, as well as key controls over those processes, and to implement plans to evaluate their operating effectiveness.  We also plan to further analyze our segregation of duties and implement enhancements to our controls to ensure duties are segregated to the extent practicable.  As part of these efforts, we have hired a full-time Controller. As of November 14, 2015, we have not yet completed these remediation efforts.  We believe the foregoing efforts will effectively remediate the material weakness. As we continue to evaluate and work to improve our internal control over financial reporting, we may execute additional measures to address potential control deficiencies or modify the remediation plan described above. We will continue to review and make necessary changes to the overall design of our internal control.

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

In the second proceeding, the Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by the same entity managed by Mr. Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  On October 1, 2015 Plaintiff was granted leave to file a Second Amended Complaint, which was filed on the same day.  The parties entered into a stipulation to extend the time for the Company to respond to the Second Amended Complaint, and the deadline for a response is November 19, 2015.  On October 9, 2015 the Company filed a motion for summary adjudication seeking judgment in its favor on the first two causes of action based on the grounds that the promissory note is not valid or enforceable.  The Company intends to vigorously defend the action.

On October 13, 2013, Plaintiff Shefa LMV, LLC ("Plaintiff") filed a First Amended Complaint in Los Angeles Superior Court for civil penalties and injunctive relief against numerous retailers and manufacturers of products, and alleged violations of Cal. Health & Saftey Code § 25249.6 (part of the "Safe Drinking Water and Toxic Enforcement Act") and Cal. Bus. & Prof. Code § 17200, et seq. (California's "Unfair Competition Law").  The case is captioned Shefa LMV, LLC v. Walgreens Co., et al., LASC Case No. BC520416.  The complaint alleges that the retailers and manufacturers failed to place a clear and reasonable warning on the products which contained "Cocamide DEA" pursuant to the Safe Drinking Water and Toxic Enforcement Act, and further requested that the defendants be enjoined from manufacturing or selling products with Cocamide DEA in the State of California.  Numerous actions that had been filed alleging similar claims against defendants who manufactured and/or sold Cocamide DEA products have been coordinated, with a new Judicial Council Coordination Proceeding Case No. JCCP 4765.  On October 17, 2014, Plaintiff filed an amendment to the Complaint, adding BioZone Laboratories, Inc. a California corporation, as Doe Defendant No. 9.  The Company filed an Answer to the First Amended Complaint on October 13, 2015.  No discovery has taken place yet.

In October 2015, Cocrystal Pharma, Inc. received a subpoena from the staff of the Securities and Exchange Commission seeking the production of documents.  The Company is fully cooperating with the inquiry.  The Company cannot predict or determine whether any proceeding may be instituted in connection with the subpoena or the outcome of any proceeding that may be instituted.

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

Cocrystal Pharma, Inc.

Dated: November 16, 2015	By:	/s/ Jeffrey Meckler
Jeffrey Meckler Chief Executive Officer (Principal Executive Officer)
Dated: November 16, 2015	By:	/s/ Gerald McGuire
Gerald McGuire Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number
10.1	Walt Linscott Employment Agreement*	8-K	7/27/15	10.1
10.2	Walt Linscott Stock Option Agreement*	8-K	7/27/15	10.2
10.3	Jeffrey Meckler Employment Agreement*	8-K	9/24/15	10.1
10.4	Douglas Mayers Employment Agreement*	8-K	9/24/15	10.2
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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