Form 10-K
period 2015-12-31
Cocrystal Pharma, Inc.
filed 2016-03-15
CIK 1412486

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
———————
FORM 10-K
———————
X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55158

Cocrystal Pharma, Inc.
(Exact name of registrant as specified in its charter)

Delaware	35-2528215
(State or Other Jurisdiction	(I.R.S. Employer
of Incorporation or Organization)	Identification No.)

1860 Montreal Road, Tucker GA	30084
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (678)-892-8800

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

Large accelerated filer	[ ]	Accelerated filer	[ X ]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   [   ]  Yes   [X]  No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $177 million.

The number of shares outstanding of the registrant’s common stock, as of March 10, 2016, was approximately 704 million shares.

-i-

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

Therapeutic Targets

Hepatitis C:  A large and increasing market with considerable unmet medical need

Hepatitis C is a viral infection of the liver that according to The World Health Organization in 2013 affects over 150 million people worldwide.  The annual number of deaths due to Hepatitis C is estimated at 350,000 globally or nearly 1,000 per day. Most patients develop chronic infections, which can lead to fibrosis (scarring), cirrhosis, liver failure, and liver cancer.  The worldwide market for hepatitis C antiviral drugs was $13 billion in 2014  (PRNewswire September 2015) and is expected to grow to $15.5 billion by 2022 (Datamonitor Healthcare August 2013).

Today the hepatitis C market belongs to direct-acting antiviral agents (DAAs) that have activity (are effective against all or multiple hepatitis C virus (HCV) genotypes); have a high barrier to resistance; and are orally available.

Hepatitis C is a highly competitive and changing market. Currently, the standard treatment varies with the genotype of the hepatitis C virus infection. Prior to late 2013, treatment included peginterferon alpha and ribavirin, along with a protease inhibitor (either telaprevir, boceprevir, or simeprevir). In late 2013, sofosbuvir, a drug belonging to a new class of drugs called “nucleoside analogs” or “Nucs,” was approved to treat hepatitis C. In patients infected with HCV genotype 1 (the most common HCV genotype in the US), sofosbuvir was administered in combination with peginterferon alpha and ribavirin. In patients with HCV genotypes 2 and 3, however, sofosbuvir could be effectively administered in combination with ribavirin, without the need for peginterferon alpha.  In late 2014, new combinations of direct-acting antiviral agents (DAAs), Harvoni(TM) (sofosbuvir/ledipasvir) and Viekira Pak(TM) (ombitasvir/paritaprevir/ritonavir, dasabuvir), were approved to treat HCV genotype 1.  In addition to these drugs, several compounds are currently in development by companies such as Janssen, Merck, and Bristol-Myers Squibb.

We were originally pursuing drug candidates that target two distinct HCV replication enzymes – the NS5B polymerase and the NS3 helicase -- that are essential to viral replication and are highly conserved across all HCV genotypes.  As a result of the merger with RFS Pharma LLC, we now have two additional drug classes in our HCV portfolio – nucleoside/nucleotide polymerase inhibitors and NS5A inhibitors.  We have a preclinical pipeline of pan-genotypic NNI, pan-genotypic Nuc, and pan-genotypic NS5A inhibitors in preclinical development, which represent the potential for significant commercial opportunities.  The drug development candidates in our pipeline show excellent pan-genotypic activity against all major HCV genotypes and high barrier to drug resistance.  In addition to these properties, our drug development candidates show favorable preclinical safety/tolerability.  Manufacturing and IND-enabling studies of these preclinical leads are in progress.  We believe there is significant market potential for our unique pan-genotypic combination regimen (Nuc + NNI + NS5A).

We are also developing pan-genotypic antiviral compounds that inhibit HCV helicase, also known as the NS3 helicase, another enzyme that is essential for hepatitis C viral replication. These compounds specifically inhibit an essential step of HCV replication prior to the synthesis of new RNA strands by NS5B polymerase. We believe that we are a leader in developing hepatitis C treatments that target this enzyme. Therefore, our HCV helicase inhibitor could be the first in a new class of treatments for hepatitis C.

We anticipate a significant global HCV market opportunity that will persist through at least 2030, given the large prevalence of HCV infection worldwide (170 million HCV-infected individuals and the majority remain undiagnosed). We have four classes of HCV direct-acting antiviral agents (DAAs) in development, targeting the HCV NS5B polymerase (NNI and Nuc), NS5A, and NS3 helicase, which could be developed as an all-oral, pan-genotypic combination regimen with significant upside. Such a combination treatment with different classes of DAAs has the potential to change the paradigm of treatment for HCV with its efficacy, higher barrier to viral resistance, and shorter duration of treatment. These strategies could allow us to expand and broaden our portfolio in the HCV antiviral therapeutic area, and could also lead to high and fast cure rate, and to a better suppression of the emergence of drug resistance.

Norovirus: A worldwide public health problem responsible for close to 90% of epidemic, non-bacterial outbreaks of gastroenteritis around the world.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis including nausea, vomiting, stomach pain and diarrhea. Other symptoms include fatigue, fever and dehydration. Noroviruses are a major cause of gastrointestinal illness in closed and crowded environments, having become notorious for their common occurrence in hospitals, nursing homes, child care facilities, and cruise ships. In the United States alone, noroviruses are the most common cause of acute gastroenteritis, and are estimated to cause 21 million illnesses each year and contribute to 70,000 hospitalizations and 800 deaths.  Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited.  Few, companies are developing antiviral treatments for this disease. However, three candidate vaccines are currently in early stages of clinical testing by GlaxoSmithKline, Ligocyte and Takeda Pharmaceuticals.

By targeting viral replication enzymes, we believe it is possible to develop an effective treatment for all genogroups of norovirus.  Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market.  Cocrystal is developing inhibitors of the RNA-dependent RNA polymerase of norovirus. Similar to the hepatitis C virus polymerases, this enzyme is essential to viral replication and is highly conserved between all noroviral geno-groups. Therefore, an inhibitor of this enzyme might be an effective treatment or short-term prophylactic agent (when administered during a cruise or nursing home stay, for example).  We have developed a preclinical Nuc which exhibits broad spectrum anti-norovirus activity.  In addition, we have developed X-ray quality norovirus polymerase crystals.  We are implementing the platform and approaches that have proven successful in our other antiviral programs.

Influenza:  A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused by either influenza A or B virus, that results in yearly outbreaks of disease during the winter months. The Centers for Disease Control (CDC) estimates that influenza is linked to 49,000 deaths and 200,000 hospitalizations each year in the United States.  The worldwide market for antiviral drugs to treat influenza was $3.8 billion dollars in 2012 and is expected to grow to $6 billion dollars by 2018 (bccResearch).

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments osteltamivir phosphate (Tamiflu(R)) and zanamavir (Relenza(R)) have appeared, and in some cases predominate. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to Tamiflu. These drugs target viral neuraminadase enzymes, which are not highly conserved between viral strains. In fact, different influenza virus strains such as H1N1 and H5N1 are named according to their respective differences in hemagglutinin (H) and neuraminidase (N). The ability of the influenza virus to produce viable variants of these two proteins is the key to its ability to develop resistance to these drugs.

We are developing drug candidates that are specifically designed to be effective against all strains of the influenza A virus and to have a high barrier to resistance. Our drug candidates target a replication enzyme complex essential to viral replication, and should be effective against all forms of influenza A, including avian influenza, an emerging public health concern in Asia.  The influenza replication complex consists of three different proteins: PA, PB1, and PB2.  We have developed X-ray quality influenza crystals, and structure-based leads with an excellent broad spectrum activity against major serotypes.  A small number of antiviral product candidates that are competitors for Cocrystal’s influenza program are one Nuc (Favipiravir), developed by Toyoma Chemical, and VX-787, developed by Janssen.

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

As of December 31, 2015, our patent portfolio consisted of patents and pending applications in the areas primarily related to the treatment of HCV, HIV, Norovirus and Ebola.

With respect to treatment of HCV, our portfolio is divided into three groups, related to our NS5B, NS3 and NS5A programs.  The NS5B program includes both nucleoside (Nuc) and non-nucleoside (NNI) compounds.  In our NS5B Nuc program, we had two patents, one U.S. non-provisional application, three U.S. provisional applications, two international applications filed under the Patent Cooperation Treaty (PCT) at the World Intellectual Property Organization (WIPO), and fifteen foreign counterpart applications, over five patent families.  The counterpart foreign applications were filed in a number of countries and regions depending on the particular patent family, including Brazil, Canada, Japan, Europe, India, Korea, Mexico and Russia.  In our NS5B NNI program, our patent portfolio consisted of two related families, including one granted U.S. patent and two pending U.S. patent applications, with one counterpart application pending in the European Patent Office.

In our NS3 protease program, we had two issued patent families, including two issued U.S. patents, one issued foreign counterpart and twelve foreign counterparts pending, depending on the particular patent family, in Australia, Brazil, Canada, China, Europe, Hong Kong, India, Israel, Japan and Mexico.

In our NS5A program, we have two issued U.S. patents, one pending divisional patent application, one international patent application and foreign counterpart applications pending in Brazil, Canada, Europe and India.

In our Ebola program, our patent portfolio consisted of one pending U.S. provisional patent application.  In our Norovirus program, our patent portfolio consisted of one issued U.S. patent and three pending foreign counterpart applications.  IN our HIV program, our patent portfolio consisted of one issued U.S. patent.

The term of individual patents depends upon the countries in which they are granted.  In most countries, the patent term is 20 years from the earliest claimed filing data.  In the United States, a patent’s term may be up to 21 years if the earliest claimed filing date is that of a provisional application.  Other legal provisions may, however, shorten or lengthen a patent’s term. In the United States, a patent’s term may, in certain cases, be lengthened by patent term adjustment, which compensates a patentee for undue administrative delays by the U.S. Patent and Trademark Office in examining and granting a patent.  Alternatively, a patents’ term may be shortened if a patent is terminally disclaimed over a commonly owned patent or patent naming a common investor and having an earlier expiration date. The Drug Price Competition and Patent Restoration Act of 1984, or Hatch-Waxman Act, permits and patent term restoration of up to five years beyond the expiration of at U.S. patent as partial compensation for the length of time the drug is under regulatory review.  Similar patent extensions are available in some other countries (Where they may be termed supplementary protection certificates or SPC’s).

Collaborations

Emory University: Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of HCV that were jointly developed by Emory and Cocrystal Pharma employees.  The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013.  The agreement includes payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones.  Additionally, Cocrystal may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization.  One of Cocrystal’s  Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

NIH: Cocrystal Pharma has two Public Health Biological Materials License Agreements with the NIH.  The original License Agreements were dated August 31, 2010 and it was amended on November 6, 2013.  The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

University of Pittsburgh and Emory University: Cocrystal Pharma assigned its patent rights to the patent titled “3'-AZIDO PURINENUCLEOTIDE PRODRUGS FOR TREATMENT OF VIRAL INFECTIONS” to University of Pittsburgh on November 21, 2014. This patent is jointly owned by Cocrystal Pharma, the University of Pittsburgh and Emory University. One of Cocrystal’s  Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

Duke University and Emory University: Cocrystal Pharma has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV).  This license allows Cocrystal Pharma to develop and potentially commercialize a cure for HBV and HPV utilizing the underlying patents and technologies developed by the universities. This agreement includes a non-refundable $100,000 license fee payable to Duke upon a determination of rights letter from the U.S. Veterans Administration with respect to patents and know-how that disclaims any ownership interest.  Future royalties may be payable to Duke, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products.  We know of several companies that have marketed or are developing products for the treatment of hepatitis C and influenza, including Gilead Sciences, Inc., Merck & Co., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyoma Chemical Co. and Abbvie, Inc. These and other companies developing products for the other viral diseases that are of interest to us have substantially greater financial resources, expertise and capabilities than we do.

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

Research and Development Expenses

Manufacturing

We do not own or operate, and have no plans to establish any manufacturing facilities.  Our chemistry laboratory can produce research scale (milligram-gram) quantities of our lead drug candidates. As such, our progress is often dependent on successful project execution by third party vendors.

Employees

We employ 23 full-time employees.  Of these full-time employees, 18 are engaged in research and development activities.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have never generated revenue and expect that due to the regulatory constraints on a drug development company with products in the pre-clinical stage, we may not ever generate revenue and may continue to incur significant losses for the foreseeable future.

We are a preclinical-stage, biopharmaceutical discovery and development company. Since inception, our operations have been limited to organizing and staffing the Company, acquiring and developing intellectual property rights, developing our technology platform, undertaking basic research on viral replication enzyme targets and conducting preclinical studies for our initial programs. Thereafter, because of the need to complete clinical trials, establish safety and efficacy and obtaining regulatory approval, we do not anticipate generating revenue for at least 5 years and will continue to sustain large losses.

Based on cash on hand as of December 31, 2015 of $9.3 million and subsequent financing received of $5.0 million, Cocrystal does not have the capital to finance operations for the next 12 months. This raises doubt about our ability to be a going concern.

We have not and may never file a New Drug Application (NDA) or its foreign equivalent, necessary to legally sell products in the U.S. of foreign markets.

We have devoted the majority of our financial resources to research and development. We have financed our operations primarily through the sale of equity securities. The results of our operations will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We anticipate our expenses will increase substantially if and as we continue our research and preclinical development of our product candidates. We anticipate that if we undertake clinical studies our expenses will increase even further.

Because we have yet to generate any revenue on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our ability to generate revenue and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products in the near future, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

•	identifying and validating new therapeutic strategies;

•	completing our research and preclinical development of pharmaceutical product candidates;

•	initiating and completing clinical trials for pharmaceutical product candidates;

•	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

•	establishing and maintaining supply and manufacturing relationships with third parties;

•
launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

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

Even if one or more pharmaceutical product candidates we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved pharmaceutical product candidate. Moreover, if we can generate revenues from the sale of any approved pharmaceutical products, we may not become profitable and may need to obtain additional funding to continue operations.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or sufficient enough to render the Company unable to continue operations at all..

RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES

Because the approach we are taking to discover and develop drugs is novel, it may never lead to marketable products.

We are concentrating our antiviral therapeutic product research and development efforts using our proprietary technology, and our future success depends on the continued successful development of this technology and the products derived from it.  We have no drug products or drug product candidates. The scientific discoveries that form the basis for our efforts to discover and develop drug product candidates are relatively new and unproven. The scientific evidence to support the feasibility of developing product candidates based on our approach is limited. If we do not successfully develop and commercialize drug product candidates based upon our technological approach, we may not become profitable and the value of our stock may decline.

Further, our focus on Cocrystal's technology for developing drugs, as opposed to relying entirely on more standard technologies for drug development, increases the risks associated with the ownership of our stock. If we are unsuccessful in developing any product candidates using Cocrystal's technology, we may be required to change the scope and direction of our product development activities. We may not identify and implement successfully an alternative product development strategy, and may as a result cease operations.

If we do not succeed in our efforts to identify or discover potential product candidates, your investment may be lost.

The success of our business depends primarily upon our ability to identify, develop and commercialize antiviral drug products, an extremely risky business. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for several reasons, including:

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

The commercial success of our product candidates will depend on several factors, including:

•	successful completion of preclinical studies and clinical trials;

•	receipt of marketing and pricing approvals from regulatory authorities;

•	obtaining and maintaining patent and trade secret protection for product candidates;

•	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

•	commercializing our products, if and when approved, whether alone or in collaboration with others.

If we do not achieve one or more of these factors in a timely manner or at all, we could experience significant delays or an inability to successfully complete development of, or to successfully commercialize, our product candidates, which would materially harm our business. Most pharmaceutical products that do overcome the long odds of drug development and achieve commercialization still do not recoup their cost of capital. If we are unable to design and develop each drug to meet a commercial need far in the future, the approved drug may become a commercial failure and our investment in those development and commercialization efforts will have been commercially unsuccessful.

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

Events that may cause a delay or unsuccessful completion of clinical development include, as examples:

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

Neither we nor any partners we may have can commercialize a product until the appropriate regulatory authorities, such as the FDA or its foreign equivalent, have reviewed and approved the product candidate. The regulatory agencies may not complete their review processes in a timely manner, or we may not be able to obtain regulatory approval. Additional delays may result if an FDA Advisory Committee or foreign regulatory authority recommends restrictions on approval or recommends non-approval.

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

Our efforts to develop our product candidates are at an early stage. To date we have not entered a compound into human clinical trials. We may be unable to progress our product candidates undergoing preclinical testing into clinical trials.  Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials.  The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval.  We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trial, even at companies far larger and more experienced than us.

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

We expect to rely on third parties to conduct some or all aspects of our compound formulation, research and preclinical testing, and those third parties may not perform satisfactorily.

We do not expect to independently conduct most and certainly not all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing.

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

As we scale up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We may identify significant impurities or stability problems, which could cause increased scrutiny by regulatory agencies, delays in clinical programs and regulatory approval, significant increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

We expect to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We expect to rely on Clinical Research Organizations (“CROs”) and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we will have agreements governing their activities, we and our partners will have limited influence over their actual performance. Nevertheless, we or our partners will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol, and all legal, regulatory and scientific standards. Our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Our contracted CROs will not be our employees, and we cannot control whether they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to failing to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not obtain regulatory approval for, or successfully commercialize our product candidates. Our financial results and the commercial prospects for such products and any product candidates we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.

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

We depend on principal members of our executive and research teams, the loss of whose services may adversely impact the achievement of our objectives.  We are highly dependent on our management team and our Chairman of the Board, Dr. Raymond Schinazi.  We do not carry “key-man” life insurance on the lives of any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms the competition among numerous pharmaceutical companies for individuals with similar skill sets.  Because of this competition, our compensation costs may increase significantly.  If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.
We have 23 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete will depend, in part, on our ability to manage any future growth.

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

We have locations in Washington and Georgia. We are vulnerable to natural disasters such as earthquakes and  tornados as well as other events that could disrupt our operations. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our business operations.

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

As of March 10, 2016, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 80% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. These stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our stockholders.

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

Under our Equity Incentive Plans, our management may grant stock options and other equity-based awards to our employees, directors and consultants. During 2015, our Board of Directors authorized an additional 50 million shares for grant to our employees, directors and consultants.  These additional shares are offered under our 2015 Equity Incentive Plan.  During 2015, 21,970,000 stock options were granted under this plan. The number of shares available for future grant under the Equity Incentive Plans is approximately 28 million shares.

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

As a public company, we are subject to investigations by the SEC and other federal and state regulatory agencies.

The Company cannot predict or determine whether any proceeding may be instituted in connection with any subpoena or the outcome of any proceeding that may be instituted. Responding to such investigations may consume significant financial resources and limit us from other programs with those resources. In addition, any adverse investigation result could have a significant adverse effect on the Company share price and on the ability of the Company to raise necessary capital.

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
As of March 10, 2016, we had approximately 704 million shares of common stock outstanding, approximately 103 million of which may be publicly sold under Rule 144. In general, Rule 144 provides that any non-affiliate of Cocrystal, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

If we are not successful in completing preclinical or clinical testing or are unable to demonstrate safety and efficacy of our product candidates to the satisfaction of the regulatory authorities, we may suffer impairment on our IPR&D assets.

In-process research and development (IPR&D) represents a series of awarded patents, filed patent applications and an in-process research program acquired in the acquisition of RFS Pharma that are integral to the development of the Company’s planned future products.  In-process research and development represents an indefinite-lived intangible asset.  Any series of preclinical and clinical outcomes that reduce the probability for technical and regulatory success, may trigger interim impairment testing.  If our IPR&D becomes impaired, writedown on the carrying amount of these assets may result, which could depress our stock price. During 2015, we lowered our forecasts of future cash flows, which caused a reduction in our IPR&D, resulting in an impairment charge of $38.7 million.

We continue to have material weaknesses in internal control over financial reporting, which could negatively impact our ability to raise capital and could result in increased costs to ensure compliance with Sarbanes-Oxley Section 404.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we identified the following material weaknesses:

We did not maintain adequate segregation of duties in our accounting and financial reporting processes. We have not appropriately restricted access to our accounting applications to appropriate users and do not have processes in place that ensure that appropriate segregation of duties is maintained. The Company lacks sufficient qualified personnel to review conclusions reached for complex accounting transactions. Our internal control over this process would not allow for employees to detect a material misstatement in these areas in the normal course of performing their duties.

We do not have processes in place to ensure that all related party transactions, including those entered into with or on behalf of related parties, (1) have been identified, (2) are properly authorized prior to entering into the transaction, and (3) are properly monitored and evaluated for appropriate recording and presentation in the financial statements. We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. We also lacked a process to review information used to prepare our financial statements and disclosures and did not have adequate segregation of duties over preparation of the financial statements.

Increased costs could be incurred to remediate these material weaknesses and could involve upgrading or replacing the Company’s accounting software, adding additional staff and providing additional training.

Item 1B.  Unresolved Staff Comments

Not Applicable

Item 2.  Properties

We have operating facilities in Bothell, WA and Tucker, GA. In addition, we are responsible for a lease of laboratory space in Princeton, NJ.

In January 2014, Cocrystal Discovery renewed its lease for approximately 9,400 square feet of office and laboratory space in Bothell, Washington.  The lease expires on February 1, 2019 and provides for annual rent of approximately $149,617.

As part of the merger (that occurred on November 25, 2014) with RFS Pharma, LLC, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, Georgia.  This lease was amended on January 1, 2014 and expires on December 31, 2016 for approximately 5,626 (or 6,148) square feet of office and laboratory space. Cocrystal leases the Tucker, Georgia facility from a trust established, in part, for the benefit of one of Cocrystal’s Directors, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $183,000 (if all the space as noted in the lease is used then this number is estimated to be $199,632).

In July 2011, we entered into a lease for approximately 3,869 square feet of laboratory space in Princeton, New Jersey to conduct research and development activities related to our legacy business. The lease expires on July 20, 2016. Rent expense is $8,231 per month.  We sublet this space on a month-to-month basis at the same rental amount.

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

The Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by an entity managed by Mr. Daniel Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Laboratories in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  The action should shortly be “at issue” with all parties joined, and the Company expects a trial date on the breach of contract claims, only, to be set at a Case Management Conference presently scheduled to occur on April 19, 2016.  The Company further expects to again pursue summary adjudication of the contract claims against it (its prior motion having been denied without prejudice to re-filing), following the Case Management Conference.  The Company intends to vigorously defend the action.

On October 13, 2013, Plaintiff Shefa LMV, LLC ("Plaintiff") filed a First Amended Complaint in Los Angeles Superior Court for civil penalties and injunctive relief against numerous retailers and manufacturers of products, and alleged violations of California Health & Safety Code Sec. 25249.6 (part of the "Safe Drinking Water and Toxic Enforcement Act") and California Business & Professional Code Sec. 17200, et seq. (California's "Unfair Competition Law").  The case is captioned Shefa LMV, LLC v. Walgreens Co., et al., Los Angeles Superior Court Case No. BC520416.  The complaint alleges that the retailers and manufacturers failed to place a clear and reasonable warning on the products which contained "Cocamide DEA" pursuant to the Safe Drinking Water and Toxic Enforcement Act, and further requested that the defendants be enjoined from manufacturing or selling products with Cocamide DEA in the State of California.  Numerous actions that had been filed alleging similar claims against defendants who manufactured and/or sold Cocamide DEA products have been coordinated, with a new Judicial Council Coordination Proceeding Case No. JCCP 4765.  On October 17, 2014, Plaintiff filed an amendment to the Complaint, adding our subsidiary BioZone Laboratories, Inc. a California corporation, as Doe Defendant No. 9.  The Company filed an Answer to the First Amended Complaint on October 13, 2015.  No discovery has taken place yet.

In October 2015, Cocrystal Pharma, Inc. received a subpoena from the staff of the Securities and Exchange Commission seeking the production of documents.  The Company is fully cooperating with the inquiry.  The Company cannot predict or determine whether any proceeding may be instituted in connection with the subpoena or the outcome of any proceeding that may be instituted.

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc.  also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of March 9, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded these amounts in our 2015 financial statements.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol “COCP” since January 2, 2014.  Prior to that it was shown on the OTC Bulletin Board under the symbol “BZNE.” The following table sets forth the high and low prices as reported on the OTC Bulletin Board for the prior two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 1, 2016, there were approximately 232 holders of record of our common stock.

	High	Low
Year ended December 31, 2015
January 1, 2015 through March 31, 2015	$1.53	$0.40
April 1, 2015 through June 30, 2015	$1.51	$0.95
July 1, 2015 through September 30, 2015	$1.16	$0.59
October 1, 2015 through December 31, 2015	$0.89	$0.52

Year ended December 31, 2014
January 1, 2014 through March 31, 2014	$0.60	$0.33
April 1, 2014 through June 30, 2014	$0.44	$0.25
July 1, 2014 through September 30, 2014	$0.60	$0.27
October 1, 2014 through December 31, 2014	$0.74	$0.52

The last reported sales price of our Common stock on the OTC Bulletin Board on March 9, 2016 was $0.599 per share.

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

Between February 11, 2015 and March 6, 2015, the Company issued a total of 5,281,312 shares of common stock to 23 accredited investors upon the cashless exercise of warrants acquired by such investors in prior securities offerings of the Company.  The shares of common stock issued upon exercise of the warrants have not been registered under the Act and were issued and sold in reliance upon the exemption from registration contained in Section 3(a)(9) of the Act.

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

On March 15, 2016, Cocrystal Pharma, Inc. (the “Company”) accepted subscription agreements representing investor commitments totaling $5,004,370 in a private placement offering to investors who participated in the March 2015 private placement on a pro-rata basis to their participation in the March 2015 private placement (the “Offering”)  of  9,812,491 shares of the Company’s common stock at a purchase price of $0.51 per share. The purchasers included 7 members of the Company’s board of directors including Dr. Raymond F. Schinazi and Dr. Phil Frost. As of the date of this report, the Company has received all of the committed funds.

Certain existing holders of the Company’s common stock are entitled to rights of first refusal to participate in the Offering under the terms of a Stockholder Rights Agreement entered into in connection with the Company’s merger with RFS Pharma, LLC in November 2014. If any such holders notify the Company of their desire to participate in the offering on or prior to March 19, 2016, the Company will accept on a pro rata basis the  subscriptions received from holders of such first refusal rights.

The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes.  The form of Securities Purchase Agreement is attached as Exhibit 10.1 to this Form 10-K and is incorporated herein by reference.

All of the securities were issued and sold in reliance upon the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Act”) and Rule 506 promulgated thereunder.  These securities may not be offered or sold in the United States in the absence of an effective registration statement or exemption from the registration requirements under the Act. The investors are accredited investors and there was no general solicitation.

Item 6.  Selected Financial Data

Not required.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements included elsewhere in this report.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2015, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Fair Value of Warrants

Warrants are recorded either as equity instruments or derivative liabilities. In the case of warrants recorded as liabilities, they are recorded at their estimated fair value at the date of issuance. Subsequent changes in estimated fair value are recorded in other income (expense) in the Company’s statement of operations in each subsequent period. The warrants are measured at estimated fair value using the Black Scholes valuation model, which is based, in part, upon inputs for which there is little or no observable market data, requiring the Company to develop its own assumptions. Inherent in this model are assumptions related to expected stock price volatility, expected life, risk-free interest rate and dividend yield. We estimate the volatility of our common stock at the date of issuance, and at each subsequent reporting period, based on historical implied volatility based on a group of comparable companies, that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the measurement date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on our historical rate, which we anticipate to remain at zero. The assumptions used in calculating the estimated fair value of the warrants represent our best estimates. However these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and different assumptions are used, the warrant liability and the change in estimated fair value could be materially different.

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

The Company conducted its annual impairment tests related to the in-process research and development asset as of November 30, 2015. The initial valuation recorded in November 2014 at the time of the RFS Pharma acquisition represented the fair value of the acquired hepatitis C program acquired from RFS Pharma.  We performed our impairment test and estimated fair value of each unit of account based on the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value.)  The future cash flows for our hepatitis C assets were projected based upon our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures).  We took into account market conditions for hepatitis C therapies, anticipated new competitive therapies and anticipated market price declines as we modeled future cash flows.

Late in 2015, the Company received reports from ongoing pre-clinical studies that indicated higher than acceptable toxicity related to its hepatitis C lead molecule, CC-1845.  Work is ongoing to further isolate the source(s) of the higher than acceptable toxicity by separating the two diasteromers that form CC-1845.  We have determined one of these diasteromers has higher than desired toxicity.  Work on the second diasteromer is still in process.  These events result in longer than anticipated development times for our lead molecule, a lower probability of technical and regulatory success and longer development times for back-up molecules within hepatitus C.  As a result, we have lowered our forecasts of future cash flows, which caused a reduction in value of our hepatitis C assets and which led to the impairment charged recorded in 2015 of $38.7 million related to our IPR&D asset. As we continue work on this program, we may be required to record additional impairment charges depending on the outcome of our research activities.

We also recorded $65.2 million of goodwill in the RFS Pharma acquisition that is subject to impairment testing.  This goodwill primarily represents the amount recorded as a deferred tax liability in the RFS Pharma acquisition, which was required as the goodwill recorded for book purposes is not tax deductible based on the structure of the acquisition.  Future impairment tests of goodwill will also require substantial judgment and estimates. We completed our annual goodwill impairment tests as of November 30, 2015 and determined that there was no impairment.

Income Taxes

Given the uncertainty regarding future realization of our deferred tax assets, which primarily result from our net operating losses and research and development credit carryforwards, we have placed a full valuation allowance on our deferred tax assets.  However, as noted above, we initially recorded a deferred tax liability of $65.2 million related to the RFS Pharma acquisition.  Due to the impairment loss we recognized on our in-process research and development in 2015, we reduced the deferred tax liability for the tax effect on that impairment loss, or about $15.3 million.  As of December 31, 2015, our deferred tax liability is approximately $49.9 million. We have not considered this deferred tax liability as a source of future income in our determination of the need for a valuation allowance against our deferred tax assets due to the fact that this deferred tax liability relates to our indefinite-lived IPR&D asset, and the timing of reversal of this deferred tax liability cannot currently be determined due to uncertainty regarding the ultimate outcome of our research activities associated with the intellectual property acquired in the RFS Pharma transaction.  To the extent our estimates regarding the outcome of those activities changes in future periods, our determination regarding the valuation allowance may also change.

Results of Operations for the Years Ended December 31, 2015 and December 31, 2014

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the years ended December 31, 2015 or 2014, except for $77,000 in grant revenues in 2015 and $9,000 in 2014. For the year ended December 31, 2015, we had a net loss of $50,122,000  compared to a net loss of $99,000 for 2014.  We reported a net loss of $50,122,000 for the year ended December 31, 2015 due primarily to reporting  a full year of operations reflecting the merger of RFS Pharma, which occurred in November 2014 and an impairment loss of $38,665,000 on our IPR&D.  Our operating loss for the year ended December 31, 2015 was $53,948,000, compared to an operating loss of $5,799,000 in 2014.  Other expense was $11,422,000 which reflects a $9,916,000 loss on the fair value of derivative liabilities and a loss on escrowed shares of $1,686,000.  The loss on derivative liabilities is due to the substantial increase in the fair value of our outstanding warrants.  Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants increases during a period, which occurred during the year ended December 31, 2015, we record other expense.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.  This other income or expense is non cash.  We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

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

Total research and development expenses were $47,261,000 for the year ended December 31, 2015, compared with $4,071,000 for the year ended December 31, 2014.  This increase of $43,190,000 is primarily the result of  recognizing an impairment loss on IPR&D of $38,665,000 as well as reporting a full year of operations reflecting the merger of RFS Pharma, which occurred in November 2014.  Laboratory Services increased $2,814,000, personnel costs increased $1,142,000 and professional fees increased $569,000.  We expect research and development expenses to increase in 2016 reflecting manufacturing scale up and our initiation of Phase I programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $6,765,000 for the year ended December 31, 2015, compared with $1,737,000 for the year ended December 31, 2014. This increase of $5,028,000 is primarily the result of reporting a full year  of operations reflecting the merger of RFS Pharma, which occurred in November 2014. In addition, there were significant new expenses in 2015 for equity stock option grants to new executives of  $2,934,000 and $518,000 in additional legal expenses related to the several legal proceedings Cocrystal Pharma, Inc. is a party to.

Future general and administrative expenses are expected to continue at the current levels.

Interest Income/Expense

Interest income was $180,000 for the year ended December 31, 2015, compared to $96,000 for the year ended December 31, 2014. These amounts  primarily represent interest earned on the mortgage note we acquired in June 2014.  The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other expense, net, was $11,422,000 for the year ended December 31, 2015 compared with Other Income, net of $5,648,000 for the year ended December 31, 2014.

Other expense, net of $11,422,000 for the year ended December 31, 2015 reflects an increase in fair value of our derivative liabilities as our stock price increased, $9,916,000, and the loss on MusclePharm escrow shares of $1,686,000.  These shares were to be held in escrow but released by the escrow agent to Musclepharm.  Cocrystal Pharma believes this release was in error and is vigorously seeking to recoup these losses.

Other Income in 2014 of $5,648,000 reflects a $1,359,000 realized gain on marketable securities, and other income of $5,730,000 related to the decrease in fair value of our derivative liabilities as our stock price decreased, offset by other expense of $946,000 for the difference between the proceeds received in our January 2014 common stock financing and the fair value of the warrants issued with the common stock.  These derivative liabilities are warrants to acquire the Company’s common stock that are potentially settleable in cash.

Income Taxes

For the year ended December 31, 2015, we recorded an income tax benefit of $15,248,000 resulting primarily from reduction of our deferred tax liability stemming from the impairment loss recorded for the Company’s in-process research and development.  At our effective tax rate of approximately 34%, the impact on our deferred tax liability for the $38.7 million impairment loss is approximately $12 million.  The remaining tax benefit of approximately $3.2 million resulted from favorable changes in our state income tax apportionment rates.

Liquidity and Capital Resources

We had cash and cash equivalents of approximately $9.3 million as of December 31, 2015.

For the year ended December 31, 2015, net cash used in operating activities was $10,317,000, compared to net cash used in operating activities of $6,009,000 for 2014. The increase in cash used in operating activities from 2014 to 2015 was attributable to our increase in research and development activities, including an increase in personnel, and increased general and administrative expenses associated with being a public company and with the two mergers we entered into during 2014.  In 2015, net cash used in investing activities of $262,000 consisted  of capital expenditures primarily for improvements to our corporate offices in Tucker, Georgia.  For the year ended December 31, 2015, net cash provided by financing activities was $15,885,000, compared to cash provided by financing activities of $2,866,000 for 2014.  In 2015, net cash generated by financing activities was primarily due to the proceeds from issuance of common stock.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2015, the Company recorded a net loss of approximately $50.1 million and used approximately $10.3 million of cash in operating activities. As of December 31, 2015, the Company had approximately $9.3 million in cash and cash equivalents and working capital, excluding our derivative liabilities, of approximately $7.3 million. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail is commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

In March, 2016 we received commitments from investors to invest $5,004,370 in the Company.  As of March 14, all of these funds have been received.  As we continue to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of our product candidates, which is a number of years in the future. Once that occurs, we will have to achieve a level of revenues adequate to support our cost structure. We may never achieve profitability, and unless and until we do, we will continue to need to raise additional capital. Over the next 12 months ending December 31, 2016, we estimate negative cash flow of approximately $17.0 million.  Management intends to fund future operations through additional private or public debt or equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates.  However, as our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure.  As of December 31, 2015, we did not have any material derivative financial instruments held as assets. The fair value of our cash and cash equivalents was $9.3 million as of December 31, 2015.

We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 8.  Financial Statements and Supplementary Data

The consolidated financial statements and supplementary data of Cocrystal Pharma, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A.  Controls and Procedures

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2015, the fiscal year end covered by this report, our management concluded its evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.

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

With respect to the fiscal year ended December 31, 2015, under the supervision and with the participation of our management, we conducted an evaluation of the effectiveness of the design and operations of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934. Based upon our evaluation regarding the fiscal year ending December 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective due to inadequate accounting systems and insufficient personnel to properly prepare, implement and monitor adequate controls and procedures.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, we identified the following material weaknesses:

COSO Components – Control Environment

We did not maintain an effective control environment, which is the foundation and structure necessary for effective internal control over financial reporting, as evidenced by: (i) lack of segregation of duties over individuals responsible for certain key control activities; (ii) an insufficient number of personnel appropriately qualified to perform control monitoring activities, including the recognition of the risks and complexities of transactions; and (iii) an insufficient number of personnel with the appropriate level of GAAP knowledge and experience commensurate with our financial reporting requirements.  This control environment material weakness contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected.

Risk Assessment, Monitoring Activities and Control Activities - Segregation of Duties

We did not maintain adequate segregation of duties in our accounting and financial reporting processes. We have not appropriately restricted access to our accounting applications to appropriate users and do not have processes in place that ensure that appropriate segregation of duties is maintained. Certain personnel have access to financial applications, programs and data beyond that needed to perform their individual job responsibilities and without independent monitoring. This allows for the creation, review and processing of certain financial data without independent review and authorization. There are also certain financial personnel that have incompatible duties, including in the areas of cash disbursements, payroll, and journal entry reviews. We have not yet completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Particularly in the areas of purchases, cash disbursements, and payroll, certain individuals have incompatible duties that limit our ability to identify and detect errors or fraud that may occur.

Risk Assessment, Monitoring Activities and Control Activities - Supervision and Review of Complex Accounting Areas

The Company lacks sufficient qualified personnel to review conclusions reached regarding the accounting for complex transactions and related analyses to record amounts resulting from such transactions in our financial records. For calculations related to stock-based compensation and the fair value of our derivative liabilities in particular, there is a lack of review of assumptions used and the underlying calculations made by the preparer of this information that are then used to record amounts in our financial statements. There is also a lack of review of assumptions used and documentation of the sources of information used in our evaluation of the fair value of our in-process research and development intangible asset. Our internal control over these processes would not allow for employees to detect a material misstatement in these areas in the normal course of performing their duties.

Risk Assessment, Information and Communication - Authorization, Identification and Reporting of Related Party Transactions

We do not have processes in place to ensure that all related party transactions, including those entered into with or on behalf of related parties, (1) have been identified, (2) are properly authorized prior to entering into the transaction, and (3) are properly monitored and evaluated for appropriate recording and presentation in the financial statements.

Monitoring Activities and Control Activities - Financial Reporting Process

We did not maintain an effective financial reporting process to prepare financial statements in accordance with U.S. GAAP. Specifically, our process lacked timely and complete financial statement reviews and procedures to ensure all required disclosures were made in our financial statements. We also lacked a process to review information used to prepare our financial statements and disclosures and did not have adequate segregation of duties over preparation of the financial statements.

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2015 due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.

BDO USA, LLP, our independent registered public accounting firm, has issued an attestation report regarding its assessment of our internal control over financial reporting as of December 31, 2015, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

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

Changes in Internal Control over Financial Reporting

Except for the changes described below, there were no changes in internal control over financial reporting that occurred during the year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On November 16, 2015, Curtis Dale became our Interim Chief Financial Officer (CFO). Mr. Dale has extensive experience in accounting and finance, and provides additional pharmaceutical industry knowledge. Mr. Dale was promoted to the Interim Chief Financial Officer position from his position as Controller with the Company.  That Controller position was added in August, 2015 to provide additional resources focused on improving internal controls over financial reporting.

The Controller position remained vacant from November 16, 2015 through January 11, 2016, when a contract Controller was engaged.  The Company’s accountant was also replaced with a contract accountant in early November 2015.  These changes in finance personnel resulted from shifting those responsibilities from the Company’s Bothell, Washington location to its Tucker, Georgia location.

The new Finance personnel began the process of implementing certain control procedures to strengthen our control environment. We also began more thoroughly documenting our control activities in place and performed some testing of our internal control activities. However, these efforts have been preliminary and we have identified several material weaknesses, as noted above, during the course of performing these procedures.

Remedial Actions to Address Material Weaknesses

The Company recognized that it did not maintain an effective control environment during 2015 which contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected. The Company intends to focus more resources on internal control procedures during 2016. The Company engaged a third party consultant to help document, propose and develop a set of entity level and activity level controls that once implemented would help the Company becomes Sarbanes-Oxley Section 404 compliant.  An initial set of risk control matrices have been developed and are undergoing evaluation to identify the key versus non-key activities and related controls.

Segregation of Duties-The Company has developed a Segregation of Duties Matrix and is in the process of updating business processes, documentation and job roles to fully implement this matrix.  We have not yet completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Our financial software does not provide robust administrative tools to effectively segregate roles, especially with limited financial staff.  The Company will be evaluating a replacement financial system in 2016 but will also focus on effective compensating controls until the financial software can be upgraded or replaced.

Supervision and Review of Complex Accounting Areas-During 2015, the Chief Financial Officer was responsible for calculations related to stock-based compensation and the fair value of derivative liabilities.  As conducted in 2015, this process did not provide the appropriate level of review of assumptions and underlying calculations to detect material misstatements.  Going forward, the Controller will prepare the complex calculations and the Chief Financial Officer will review those prior to adjusting any valuations in the financial statements.

Authorization, Identification and Reporting of Related Party Transactions- During 2015, the Company added a General Counsel position to the organization.  The Company is in the process of developing contracting procedures that will require both the General Counsel and Chief Financial Officer to review and approve all new contracts and agreements, prior to approval by the Chief Executive Office.  The Company is also in the process of tightening procurement processes to ensure competitive bids are requested and the vendors participating in these bids are more thoroughly researched prior to any Company commitments.

More formal financial statement review processes will be established and will include the CEO and General Counsel, in addition to the CFO.  A disclosure checklist is being developed to help ensure the adequacy and timeliness of all financial statement disclosures.

Item 9B.  Other Information

Not applicable.

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cocrystal Pharma, Inc.
Tucker, Georgia

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cocrystal Pharma, Inc. at December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cocrystal Pharma, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 15, 2016, expressed an adverse opinion thereon.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

/s/ BDO USA, LLP

Seattle, Washington
March 15, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Cocrystal Pharma, Inc.
Tucker, Georgia

We have audited Cocrystal Pharma, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cocrystal Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Material weaknesses regarding management’s failure to maintain an effective control environment;  design and maintain controls over appropriate segregation of duties; design and maintain controls over the supervision and review of complex accounting areas; design and maintain controls over the supervision and review of the financial reporting process; and design and maintain controls over the authorization, identification, and disclosure of related party transactions have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated March 15, 2016, on those financial statements.

In our opinion, Cocrystal Pharma, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cocrystal Pharma, Inc. as of December 31, 2015 and 2014, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2015, and our report dated March 15, 2016 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Seattle, Washington
March 15, 2016

COCRYSTAL PHARMA, INC.

 CONSOLIDATED BALANCE SHEETS
(in thousands)

	December 31, 2015	December 31, 2014

Assets
Current assets:
Cash and cash equivalents	$9,276	$3,970
Accounts receivable	32	122
Marketable securities	-	1,975
Prepaid and other current assets	441	144
Mortgage note receivable, current portion	170	165
Total current assets	9,919	6,376

Property and equipment, net	430	284
Deposits	31	31
Mortgage note receivable, long-term portion	2,354	2,431
In process research and development	146,301	184,966
Goodwill	65,195	65,195
Total assets	$224,230	$259,283

Liabilities and stockholders' equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$2,585	$693
Derivative liabilities	4,115	8,464
Total current liabilities	6,700	9,157
Long-term liabilities
Deferred rent	61	62
Deferred tax liability	49,875	65,195
Total long-term liabilities	49,936	65,257

Total liabilities	$56,636	$74,414

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, issued and outstanding at December 31, 2014, issued in the merger with RFS Pharma, LLC	$-	$178,218

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 10 and 1,000 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	-	1
Common stock, $.001 par value; 800,000 and 200,000 shares authorized, 694,396 and 122,494 shares issued and outstanding as of December 31, 2015 and December 31, 2014, respectively	694	123
Additional paid-in capital	229,456	18,725
Accumulated other comprehensive income, net of tax	-	236
Accumulated deficit	(62,556)	(12,434)
Total stockholders' equity	167,594	6,651

Total liabilities and stockholders' equity	$224,230	$259,283

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	2015	2014

Grant revenues	$78	$9

Operating expenses
Research and development	47,261	4,071
General and administrative	6,765	1,737
Total operating expenses	54,026	5,808

Loss from operations	(53,948)	(5,799)

Interest income	180	96
Realized gain on sale of marketable securities	-	1,359
Other expense	-	(7)
Fair value of warrant liabilities in excess of proceeds from financing	-	(946)
Loss on return of escrowed shares	(1,686)	(584)
Change in fair value of derivative liabilities	(9,916)	5,730
Total other income (expense), net	(11,422)	5,648

Loss before income taxes	(65,370)	(151)

Income tax benefit	15,248	52

Net loss	$(50,122)	$(99)

Comprehensive income (loss):
Net loss	$(50,122)	$(99)
Unrealized gain on marketable securities, net of tax	-	236
Total comprehensive income (loss)	$(50,122)	$137

Net loss per common share:
Net loss per share, basic	$(0.08)	$(0.00)
Net loss per share, diluted	$(0.08)	$(0.01)
Weighted average common shares outstanding, basic	630,316	326,779
Weighted average common shares outstanding, diluted	630,316	327,753

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
(in thousands)
	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in capital	Accumulated other comprehensive income (loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2013	7,046	$10,308	279	$-	-	$-	$3,502		$(12,335)	$(8,833)

Conversion of series A convertible stock	(7,046)	(10,308)	721	1			10,107			10,108
Merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.					115,907	116	(1,596)			(1,480)
Exercise of common stock options					1,087	1	115			116
Stock-based compensation							38			38
Issuance of common stock and warrants in January 2014					5,500	6	(6)			-
Unrealized gain on marketable securities, net of tax								$236		236
Series A preferred stock issued in the merger with RFS Pharma, LLC	1,000	178,218								-
Stock options issued in the merger with RFS Pharm, LLC							6,565			6,565
Net loss									(99)	(99)
Balance as of December 31, 2014	1,000	$178,218	1,000	$1	122,494	$123	$18,725	$236	$(12,434)	$6,651

Exercise of common stock options					182		23			23
Conversion of Series A and Series B convertible shares to common stock	(1,000)	(178,218)	(1,000)	(1)	545,844	546	177,673			178,218

Stock-based compensation							2,934			2,934
Sale of common shares					17,239	17	15,845			15,862
Unrealized loss on marketable securities, net of tax								(236)		(236)
Exercise of warrants					8,637	8	14,256			14,264
Net loss									(50,122)	(50,122)
Balance as of December 31, 2015	-	$-	-	$-	694,396	$694	$229,456	$-	$(62,556)	$167,594

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	2015	2014

Operating activities:
Net loss	$(50,122)	$(99)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	192	199
Stock-based compensation	2,934	38
Fair value of warrant liabilities in excess of proceeds from financing	-
Change in fair value of derivative liabilities	9,916	(5,730)
Deferred income tax	(15,267)	(52)
Loss on return of escrowed shares	1,686	584
Realized gain on sale of marketable securities	-	(1,359)
Impairment on IPR&D	38,665	-
Loss on sale of equipment	-	6
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(212)	9
Accounts payable and accrued expenses	1,891	(551)
Net cash used in operating activities	(10,317)	(6,009)

Investing activities
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.	-	589
Cash acquired in acquisition of RFS Pharma, Inc.	-	194
Purchase of property and equipment	(339)	(5)
Long term deposits	-	(3)
Proceeds from sale of marketable securities	-	7,900
Investment in mortgage note receivable	-	(2,626)
Principal payments received on mortgage note receivable	77	30
Net cash provided by (used in) investing activities	(262)	6,079

Financing activities
Proceeds from exercise of stock options	23	116
Proceeds from issuance of common stock and warrants	15,862	2,750
Net cash provided by financing activities	15,885	2,866

Net increase in cash and cash equivalents	5,306	2,936
Cash and cash equivalents at beginning of period	3,970	1,034
Cash and cash equivalents at end of period	$9,276	$3,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$14,265	$0
Unrealized gain on marketable securities net of tax	-	236
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.
Prepaid expenses and other current assets	-	5
Marketable securities	-	8,811
Accounts payable and accrued expenses	-	(410)
Derivative liabilities	-	(10,475)

Fair value of Series A preferred stock issued in acquisition of RFS Pharma, LLC	-	178,218
Fair value of stock options issued in acquisition of RFS Pharma, LLC	-	6,566
Fair value of assets acquired and liabilities assumed in acquisition of RFS Pharma, LLC
In-process research and development	-	184,966
Goodwill	-	65,195
Deferred tax liabilities	-	(65,195)
Prepaid expenses and other current assets	-	132
Accounts payable and accrued expenses	-	(532)
Property and equipment	-	14
Other long term assets	-	10

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

Our primary business is to develop novel medicines for use in the treatment of human viral diseases.  Cocrystal has been developing novel technologies and approaches to create antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

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

The Merger has been treated as a reverse merger and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Biozone’s operations were disposed of immediately prior to the consummation of the Merger as reported on a Form 8-K filed by Biozone on January 2, 2014. Cocrystal Discovery is treated as the accounting acquirer as its shareholders control the Company after the Merger, even though Biozone was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Cocrystal Discovery as if Cocrystal Discovery had always been the reporting company and, on the Merger date, changed its name and reorganized its capital stock. Since Biozone had no operations upon the Merger taking place, the transaction was treated as a recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger.  Historical common stock amounts and additional paid-in capital have been retroactively adjusted using the exchange ratio of 0.07454 Series B shares for each one common share of Cocrystal Discovery.

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

The consideration paid by the Company was approximately $184.8 million, consisting of the issuance of 1,000,000 shares of Series A Preferred stock (“Series A”) with an estimated fair value of approximately $178.2 million and the issuance of 16,542,538 options to purchase the Company’s common stock as replacements of awards previously issued to employees of RFS Pharma with an estimated fair value of approximately $6.6 million.  The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock upon the approval of the Company’s shareholders on March 3, 2015 to increase the total number of the Company’s authorized common shares to 800,000,000 shares. Prior to the Series A shares being converted to common stock, the Series A shares contained a provision that they could be redeemed at each holder’s option based on a defined conversion price beginning on November 25, 2015 if not previously converted to common stock. The Series A shares were therefore classified as mezzanine equity in the Company’s balance sheet as of December 31, 2014, because at that time such shares could potentially have been redeemed by its holders for events that were outside the Company’s control. No accretion to redemption value was required, as redemption was not probable.

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

 Liquidity

The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $54.0 million and $5.8 million in the years ended December 31, 2015 and 2014, respectively.   Subsequent to December 31, 2015, the Company received commitments for a $5,004,370 private stock placement, all of which has been received.  The Company does not believe that its cash and cash equivalents of $9.3 million as of December 31, 2015, and funds received in this financing will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.
Management’s Plan to Continue as a Going Concern:

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management’s plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities during 2016. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually to secure other sources of financing and attain profitable operations.

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

Goodwill and In-Process Research and Development

Goodwill and an intangible asset for in-process research and development were recorded in connection with the acquisition of RFS Pharma in November 2014.  In-process research and development represents a series of awarded patents, filed patent applications and an in-process research program acquired in the acquisition of RFS Pharma that are integral to the development of the Company’s planned future products.  In-process research and development represents an indefinite-lived intangible asset.  As a result, both goodwill and in-process research and development are not amortized but are tested for impairment annually at the reporting unit level on November 30 or more frequently if events and circumstances indicate impairment may have occurred. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

•	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

•	Significant negative industry or economic trends;

•	Significant decline in stock price for a sustained period; and

•	Significant decline in market capitalization relative to net book value.

•	Limited funding could further delay development efforts

•	Safety or efficacy issues could surface during development efforts

•	Clinical outcomes for drug candidates do not lead to regulatory approval

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

In performing the impairment valuation, the Company considered, among other factors, the Company’s intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Cocrystal Pharma’s product candidates. The fair values of intangible assets were calculated primarily using a discounted cash flow analysis of future development costs and exit values under a number of different scenarios.  Company management estimated the probabilities of occurrence of each scenario and prepared forecast balance sheets and income statements for the combined company.  The rates utilized to discount net cash flows to their present values were based on a range of discount rates from 5.4% (rate during the active periods) to 18.4% (terminal rate).

Upon completion of the impairment evaluation, we have determined that in-process research and development assets related to our Hepatitis C programs have been impaired.  During the fourth quarter of 2015, pre-clinical studies on our lead molecule CC-1845 demonstrated higher than acceptable toxicology risk.  The Company is working to further isolate the cause(s) of these toxicology issues, but this will further delay our development timetable and lower the probability of successful outcomes upon further development.  As a result of these findings, we have determined the carrying value of our Hepatitis C in-process research and development has been impaired by $38.7 million.  We have reflected this writedown in the Research and Development operating expenses in our Consolidated Statement of Operations.

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

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc. also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of March 9, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 financial statements.

Grant Revenue and Accounts Receivable

Research and development grants are recorded as revenue when there is reasonable assurance that the Company has complied with all conditions necessary to achieve the grants, collectability is reasonably assured, and as the expenditures are incurred.  Accounts receivable represents amounts due under research and development grants that have not yet been received.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40, Contracts in Entity's Own Equity. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2015:

•	Estimated dividends:	None

•	Expected volatility:	78 - 101%

•	Risk-free interest rate:	0.49 - 2.20%

•	Expected term:	0.20 – 8.0 years

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

In February 2016, the FASB issued ASU No. 2016-02, Leases.  The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months.  Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

The purchase price consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from RFS Pharma. Based upon the estimated fair values determined by the Company, the total purchase price was allocated as follows (in thousands):

Purchased in-process research and development	$184,966
Net book value of tangible assets acquired	(183)
Goodwill	65,195
Deferred tax liability	(65,195)
Total purchase price	$184,783

4.           Property and Equipment

Property and equipment consist of the following as of December 31 (in thousands):

	2015	2014
Lab equipment	$1,205	$1,146
Computer and office equipment	378	87
Total equipment	1,583	1,233
Less accumulated depreciation	(1,153)	(949)
Property and equipment, net	$430	$284

Depreciation expense for the years ended December 31, 2015 and 2014 was $192,000 and $199,000, respectively.

5.           Marketable Securities

 As of December 31, 2014, the Company owned 260,000 shares of MusclePharm, Inc. (“MusclePharm”) common stock. The 260,000 shares were part of 600,000 shares originally issued to the Company related to the Company’s sale of assets to MusclePharm that were required to be held in escrow until October 2014 to satisfy any breaches of representations under the Biozone Merger Agreement.  The 600,000 shares received by the Company that were not required to be held in escrow were sold for $5,400,000 in June 2014.  On September 29, 2014, the Company signed a Memo of Understanding in which it agreed to release 90,000 shares of MusclePharm stock out of the original balance of 600,000 shares held in escrow in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. The Company recognized a net loss on the return of these MusclePharm shares of $584,000 in the year ended December 31, 2014.  In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share.   MusclePharm did not withdraw the portion of its claim that relates to the pending eviction proceedings (See note 15) and was to continue to hold in escrow 260,000 shares of its stock pending such time as MusclePharm and the Company can reach a mutually agreeable arrangement with respect to the MusclePharm lease. However, during the second quarter of 2015, the escrow agent released these shares held in escrow to MusclePharm without Cocrystal Pharma, Inc’s consent.  The Company recorded a $1,686,000 loss on this conversion but is vigorously seeking reimbursement from MusclePharm for the loss recognized on these shares.

6.           Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements.  The property subject to the mortgage is owned by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm.  At December 31, 2015, the carrying amount of the mortgage note receivable was $2,512,000, which consisted of $2,432,000 of principal, $53,000 of interest and $27,000 of fees paid to the selling bank.  The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%.

However, on December 23, 2015, the Company issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June 2014.  Cocrystal Pharma, Inc. also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of February 9, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 financial statements.

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

7.           Convertible Preferred Stock

Series A Convertible Preferred Stock

As of January 1, 2014, Cocrystal Discovery, Inc. had outstanding shares of its Series A Preferred Stock (“Cocrystal Discovery Series A”).  The holders of Cocrystal Discovery Series A preferred stock were entitled to receive cumulative dividends at a rate of $0.1153 per share per annum. The preferred stock dividends were payable when and if declared by the Company’s Board of Directors.  No dividends were ever declared on the Cocrystal Discovery Series A.

In connection with the merger with Biozone in January 2014, the Company exchanged the above Cocrystal Discovery Series A for a new Series B Convertible Preferred Stock.  See below for more information.

The Company has authorized up to 5,000,000 shares of preferred stock, $0.001 par value per share, for issuance.  In connection with the merger with RFS Pharma in November 2014, the Company created a new series of Series A Preferred Stock (“Series A”).  The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock on March 3, 2015 as a result of the Company’s shareholders approving an increase in the number of the Company’s authorized common shares to 800,000,000.  The Series A shares were classified as mezzanine equity in the Company’s consolidated balance sheet as of December 31, 2014, because at that date such shares could potentially have been redeemed by its holders for events that were outside the Company’s control. No accretion to redemption value was required, as redemption was not probable.

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

8.           Common Stock

As of December 31, 2015, the Company had 800,000,000 shares of authorized common stock, $0.001 par value per share, and had 694,396,187 shares issued and outstanding.  As discussed above, on March 3, 2015, the Company’s shareholders approved an increase in the number of authorized shares to 800,000,000, which automatically resulted in the conversion of all outstanding Series A and Series B shares to common stock and thereby increased the number of outstanding shares of common stock by 545,844,608.

The holders of common stock are entitled to one vote for each share of common stock held.

9.           Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan (the “2007 Plan”) in 2007 under which 53,599,046 shares of common stock have been reserved for issuance to employees, nonemployee directors and consultants of the Company. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the balance vesting monthly over the remaining three years. No further stock option grants will result from The 2007 Plan.  All remaining shares from this plan, approximately 30 million, were allocated for our March 2016 financing efforts.

The Company adopted a second equity incentive plan (the “2015 Plan”) in 2015 under which 50,000,000 shares of common stock have been reserved for issuance to employees, directors and consultants of the Company.  Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the balance vesting monthly over the remaining three years. As of December 31, 2015, 28,030,000 shares of common stock remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 and 2015 Plans for the years ended December 31, 2014 and 2015:

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2013	1,648	4,403	$0.12	$3,406
Increase in option pool	47,459	-
Options granted to merger employees	(16,543)	16,543	0.10
Exercised	-	(1,087)	0.11
Cancelled	258	(258)	0.11
Balance at December 31, 2014	32,823	19,600	0.10	15,484

Increase in authorized options	50,000
Exercised	(183)	(183)	0.13
Granted	(23,720)	23,720	0.78
Cancelled	66	(66)	0.12
Redeployed for March 2016 Financing	(29,500)
Balance at December 31, 2015	29,485	43,071	$0.48	$17,867

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

	Year Ended December 31,
	2015	2014
Assumptions:
Risk-free interest rate	1.66 - 2.08%	1.08 - 2.51%
Expected dividend yield	0%	0%
Expected volatility	78 -108%	108%
Expected terms (in years)	5.00 - 6.50	6.08

During 2015, the Company granted 21,970,000 options under the 2015 Plan and 1,750,000 under the 2007 Plan with exercise prices ranging from $0.70 to $1.17 per share.     Exercise prices under the 2015 Plan reflect the market price of Cocrystal Pharma, Inc. stock on the grant date. The weighted average fair value of options granted during 2015 and 2014 were $0.55 and $0.45, respectively.

The Company uses historical data to estimate forfeitures at the time of grant and is required to record stock-based compensation only for those awards that are expected to vest. The Company has assumed a zero forfeiture rate in the valuation of awarded stock options. The Company recorded employee stock-based compensation expense of $2,964,196 and $37,578 for the years ended December 31, 2015 and 2014, respectively.

As of December 31, 2015, there was $11,363,990 of total unrecognized compensation expense related to non-vested employee stock options that is expected to be recognized over a weighted average period of 4.2 years.

As of December 31, 2015, options to purchase 43,071,206 shares of common stock, with an aggregate intrinsic value of $17,866,633 were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 5.0 years. As of December 31, 2015, options to purchase 20,115,156 shares of common stock, with an aggregate intrinsic value of $13,818,911, were exercisable with a weighted-average exercise price of $0.203 per share and a weighted-average remaining contractual term of 4.1 years. The aggregate intrinsic value of outstanding and exercisable options at December 31, 2015 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on December 31, 2015 of $0.89 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table present information concerning common stock available for future issuance (in thousands):

	December 31,
	2015	2014

Stock options issued and outstanding	43,071	19,600
Authorized for future option grants	29,485	32,823
Warrants outstanding	8,280	26,669

Total	80,836	79,092

10.        Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the year ended December 31, 2015 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, January 1, 2014	-	-	-	-	-	-	-	-	-
Warrants acquired in merger with Biozone	650	455	1,864	1,000	10,000	200	7,000	-	21,169
Warrants issued	-	-	-	-	-	-	-	5,500	5,500
Outstanding, December 31, 2014	650	455	1,864	1,000	10,000	200	7,000	5,500	26,669

Warrants exercised	-	-	(364)	-	(10,000)	(200)	(6,325)	(1,500)	(18,389)
Outstanding, December 31, 2015	650	455	1,500	1,000	-	-	675	4,000	8,280

Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued by Biozone in connection with equity financings in February 2012, August 2013, October 2013 and January 2014, which were assumed by the Company in connection with its merger with Biozone in January 2014.  As of December 31, 2015, 5,675,000 warrants are accounted for as liabilities and 2,605,000 warrants are accounted for as equity.  Warrants accounted for as liabilities are either potentially settleable in cash or not indexed to the Company’s own stock because they contain contingencies under which the Company could be forced to settle them for cash or because they contain potential adjustments to their exercise price.  As such, they are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations and comprehensive income (loss) as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2015:

	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 warrants	January 2014 warrants

Strike price	$0.60	$0.40	$0.50	$0.50	$0.50

Expected term (years)	0.2	7.7	2.8	7.8	8.0
Cumulative volatility %	81%	101%	78%	101%	100%
Risk-free rate %	0.49%	2.18%	1.26%	2.14%	2.15%

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

11.         Licenses and Collaborations

Emory University: Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of hepatitis C virus that were jointly developed by Emory and Cocrystal Pharma employees.  The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013. The agreement includes payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones.  Additionally, Cocrystal may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization.  One of Cocrystal’s  Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

NIH: Cocrystal Pharma has two Public Health Biological Materials License Agreements with the NIH.  The original License Agreements were dated August 31, 2010 and it was amended on November 6, 2013.  The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

University of Pittsburgh and Emory University: Cocrystal Pharma assigned its patent rights to the patent titled “3'-AZIDO PURINENUCLEOTIDE PRODRUGS FOR TREATMENT OF VIRAL INFECTIONS” to University of Pittsburgh on November 21, 2014. This patent is jointly owned by Cocrystal Pharma, the University of Pittsburgh and Emory University. One of Cocrystal’s  Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

Duke University and Emory University: Cocrystal Pharma has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV).  This license allows Cocrystal Pharma to develop and potentially commercialize a cure for HBV utilizing the underlying patents and technologies developed by the universities. This agreement includes a non-refundable $100,000 license fee payable to Duke upon a determination of rights letter from the U.S. Veterans Administration with respect to patents and know-how that disclaims any ownership interest.  Future royalties may be payable to Duke, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how. One of Cocrystal’s  Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

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

The following table presents a summary of fair values of assets and liabilities that are remeasured at fair value at each balance sheet date as of December 31, 2015 and 2014, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$9,276	$9,276	$-	$-
Marketable securities	-	-	-	-
Total assets	$9,276	$9,276	$-	$-

Liabilities:
Warrants potentially settleable in cash	$4,115	$-	$-	$4,115
Total liabilities	$4,115	$-	$-	$4,115

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2014	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,970	$3,970	$-	$-
Marketable securities	1,975	-	1,975	-
Total assets	$5,945	$3,970	$1,975	$-

Liabilities:
Warrants potentially settleable in cash	$8,464	$-	$-	$8,464
Total liabilities	$8,464	$-	$-	$8,464

The Company has not transferred any financial instruments into or out of Level 3 classification during the year ended December 31, 2015. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2015 and 2014, is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2015	2014
Balance , January 1,	$8,464	$23
Value of warrants converted in cashless exercise	(14,265)	-
Change in fair value of Teva option	-	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	-	10,475
Estimated fair value of warrants issued in January common stock sale	-	3,696
Change in fair value of warrants for the year ended	9,916	(5,707)
Balance at December 31,	$4,115	$8,464

13.         Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding.  Potential common shares consist of shares issuable upon the exercise of stock options and warrants.  Because the inclusion of potential common shares would be anti-dilutive for the years ended December 31, 2015 and December 31, 2014, diluted net loss per share is the same as basic net loss per common share for these periods.

The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):
	For the year ended:
	2015	2014
Numerator:
Net loss attributable to shareholders	$(50,122)	$(99)
Adjustment for change in fair value of derivative liability	-	(2,228)
Net loss attributable to shareholders	$(50,122)	$(2,327)

Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	630,316	326,779
Adjustment for dilutive effects of warrants	-	954
Diluted	630,316	327,733

Net loss per share
Basic	$(0.08)	$(0.00)
Diluted	$(0.08)	$(0.01)

The following table sets forth the number of potential common shares excluded from the calculations of net income (loss) per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the year ended December 31,
	2015	2014
Options to purchase common stock	43,071	19,600
Warrants to purchase common stock	8,280	16,669
Total	51,351	36,269

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

A reconciliation of income tax expense (benefit) for the years ended December 31, 2015 and 2014 is as follows:
	Year Ended December 31,
	2015	2014
Current:
Federal	$-	$-
State	19	2
Total current income tax expense	19	2

Deferred:
Federal	(12,001)	(51)
State	(3,266)	(3)
Total deferred income tax expense (benefit)	(15,267)	(54)
Total income tax expense (benefit)	$(15,248)	$(52)

Significant components of the Company’s deferred income taxes at December 31, 2015 and 2014 are shown below (in thousands):

	December 31,
	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$14,273	$7,276
Compensation	1,098	14
Research and development tax credits	972	835
Other	128	65

Total gross deferred tax assets	16,471	8,190

Deferred Tax Liabilities
Unrealized gain on marketable securities	-	(185)
Property and equipment	(5)	(18)
Acquired in-process research and development	(49,875)	(65,195)

Total Deferred Tax Liabilities	(49,880)	(65,398)

Net deferred tax assets	(33,409)	(57,208)
Valuation allowance	(16,466)	(7,986)

Net Deferred Tax Liability	$(49,875)	$(65,194)

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

At December 31, 2015, the Company had federal and California net operating losses, or NOL, carryforwards of approximately $40.5 million and $8.1 million, respectively. The federal NOL carryforwards begin to expire in 2027, and the California NOL carryforwards begin to expire in 2029. At December 31, 2015, the Company also had federal and California research tax credit carryforwards of approximately $802,000 and $258,000, respectively. The federal research tax credit carryforwards begin to expire in 2029, and the California research tax credit carryforwards do not expire and can be carried forward indefinitely until utilized.

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

 A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2015	2014

Statutory federal income tax rate	34.0%	34.0%
Change in fair value of warrant liability	(5.2)%	10.7%
State income taxes, net of federal benefit	0.1%	0.4%
Tax credits	0.3%	0.9%
Change in valuation allowance	(12.5)%	(11.2)%
Permanent differences	(0.8)%	0.7%
State rate adjustment	3.3%
Other	4.4%	0.1%

Effective rate	23.6%	34.1%

15.         Commitments and Contingencies

Commitments

The Company leases office and laboratory space in Bothell, Washington; Tucker, Georgia; and Princeton, New Jersey, under operating leases that expire in January 2019, December 2016, and September 2016, respectively. Future minimum lease payments, by year and in aggregate, are as follows (in thousands):

Year ending December 31
2016	$361
2017	159
2018	168
2019	14
Total Minimum Lease Payments	$702

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

The offices and laboratory space in Tucker, Georgia are leased from a trust established, in part, for the benefit of one of Cocrystal’s Directors, Dr. Raymond Schinazi.

Rent expense for 2015 and 2014, totaled $375,000 and $295,000, respectively.

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

The Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by Insean entity managed by Mr. Daniel Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Labs and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Labs in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  The action should shortly be “at issue” with all parties joined, and the Company expects a trial date on the breach of contract claims, only, to be set at a Case Management Conference presently scheduled to occur on April 19, 2016.  The Company further expects to again pursue summary adjudication of the contract claims against it (its prior motion having been denied without prejudice to re-filing), following the Case Management Conference.  The Company intends to vigorously defend the action.

On October 13, 2013, Plaintiff Shefa LMV, LLC ("Plaintiff") filed a First Amended Complaint in Los Angeles Superior Court for civil penalties and injunctive relief against numerous retailers and manufacturers of products, and alleged violations of California Health & Safety Code Sec. 25249.6 (part of the "Safe Drinking Water and Toxic Enforcement Act") and California Business & Professional Code Sec. 17200, et seq. (California's "Unfair Competition Law").  The case is captioned Shefa LMV, LLC v. Walgreens Co., et al., LASC Case No. BC520416.  The complaint alleges that the retailers and manufacturers failed to place a clear and reasonable warning on the products which contained "Cocamide DEA" pursuant to the Safe Drinking Water and Toxic Enforcement Act, and further requested that the defendants be enjoined from manufacturing or selling products with Cocamide DEA in the State of California.  Numerous actions that had been filed alleging similar claims against defendants who manufactured and/or sold Cocamide DEA products have been coordinated, with a new Judicial Council Coordination Proceeding Case No. JCCP 4765.  On October 17, 2014, Plaintiff filed an amendment to the Complaint, adding BioZone Laboratories, Inc. a California corporation, as Doe Defendant No. 9.  The Company filed an Answer to the First Amended Complaint on October 13, 2015.  No discovery has taken place yet.

In October 2015, Cocrystal Pharma, Inc. received a subpoena from the staff of the Securities and Exchange Commission seeking the production of documents.  The Company is fully cooperating with the inquiry.  The Company cannot predict or determine whether any proceeding may be instituted in connection with the subpoena or the outcome of any proceeding that may be instituted.

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc.  also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of February 9, 2016 the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 financial statements.

16.         Subsequent Events

On March 15, 2016, Cocrystal Pharma, Inc. (the “Company”) accepted subscription agreements representing investor commitments totaling $5,004,370 in a private placement offering to investors who participated in the March 2015 private placement on a pro-rata basis to their participation in the March 2015 private placement (the “Offering”)  of  9,812,491 shares of the Company’s common stock at a purchase price of $0.51 per share. The purchasers included 7 members of the Company’s board of directors including Dr. Raymond F. Schinazi and Dr. Phil Frost.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11.  Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2016 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX
Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number
10.1	Securities Purchase Agreement		02/26/15	10.1	Furnished
10.2	Curtis Dale Employment Agreement	8-K	11/17/15	10.2	Filed
10.3	Jeffrey Meckler Employment Agreement*	8-K	9/24/15	10.3	Filed
10.4	Douglas Mayers Employment Agreement*	8-K	9/24/15	10.4	Filed
10.5	Walt Linscott Employment Agreement*	8-K	7/27/15	10.5	Filed
10.6	Walt Linscott Stock Option Agreement*	8-K	7/27/15	10.6	Filed
10.7	2015 Equity Incentive Plan*	DEF 14A	6/1/15	10.7	Filed

31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**

101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+ Filed pursuant to a confidential treatment request for certain portions of this document.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker, Georgia, 30084.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.
March 15, 2016	By:	/s/ Jeffrey Meckler
Jeffrey Meckler Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Jeffrey Meckler Jeffrey Meckler	Chief Executive Officer (Principal Executive Officer) and Director	March 15, 2016

/s/ Raymond F. Schinazi Raymond F. Schinazi	Chairman	March 15, 2016

/s/ David Block David Block	Director	March 15, 2016

/s/ Phillip Frost	Director	March 15, 2016
Phillip Frost

/s/ Jane Hsiao	Director	March 15, 2016
Jane Hsiao

/s/ Steven Rubin	Director	March 15, 2016
Steven Rubin

/s/ Gary Wilcox	Director	March 15,2016
Gary Wilcox

/s/ Curtis Dale	Chief Financial Officer (Principal Accounting Officer)	March 15, 2016
Curtis Dale