Form 10-K/A
period 2015-12-31
Cocrystal Pharma, Inc.
filed 2016-04-29
CIK 1412486

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   ☐ Yes ☑ No
The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2015, was approximately $316 million.

The number of shares outstanding of the registrant’s common stock, as of April 28, 2016, was 704,255,412.

-i-

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2015 (“2015 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2016. We are filing this Amendment to amend Part III of the 2015 Form 10-K to include the information required by and not included in Part III of the 2015 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2015.

In addition, the Exhibit Index in Item 15 of Part IV of the 2015 Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2015 Form 10-K. The 2015 Form 10-K continues to speak as of the date of the 2015 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2015 Form 10-K other than as expressly indicated in this Amendment.

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

Name	Age	Position

Raymond Schinazi	65	Chairman

Jeffrey Meckler	49	Chief Executive Officer and Director

Gary Wilcox	69	Vice Chairman

David Block	56	Director

Phillip Frost	79	Director

Jane Hsiao	68	Director

Steven Rubin	55	Director

Douglas Mayers	62	Chief Medical Officer

Sam Lee	56	President

Walt Linscott	55	General Counsel and Secretary

Curtis Dale	58	Controller and Interim Chief Financial Officer

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

Gary Wilcox, Ph.D., Vice-Chairman

Dr. Wilcox has been a director of Cocrystal since January 2, 2014.  From January 2, 2014 until March 11, 2015, Dr. Wilcox served as the Chairman of the Board (Co-Chairman beginning November 25, 2014) and Chief Executive Officer of Cocrystal.  He is a co-founder of Cocrystal Discovery, Inc. and and served as its Chief Executive Officer from 2007 through March 2015.  Since 2012 Dr. Wilcox has been a director of the Daily Journal Corporation (NASDAQ:DJCO) a publisher of newspapers, websites and California Lawyer magazine. He was Executive Vice President of Operations and a member of the board of directors of Icos Corporation (NASDAQ:ICOS) from 1993-2007, where he played a key role in the development of Cialis, a drug with annual sales of $2 billion. In 1982, Dr. Wilcox co-founded Ingene Inc. (NASDAQ:IGEI), serving as its Chairman, President and CEO through private financings, an IPO and a successful merger with XOMA Corporation (NASDAQ:XOMA) in 1989.  From 1989-1993 he was Vice Chairman of the Board of Directors and Executive Vice President of Xoma.  From 1974 until 1984, Dr. Wilcox was a Professor of Microbiology and a member of the Molecular Biology Institute at UCLA. He has served on 15 boards of directors including Nasdaq, New York and London stock exchange companies as well as private technology companies.

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

Douglas Mayers, Chief Medical Officer

Dr. Mayers was appointed as Chief Medical Officer effective October 1, 2015. Dr. Mayers is a specialist in infectious diseases and has nearly 27 years of medical and clinical development experience spanning all phases of global clinical research & development and commercialization. Most recently, Dr. Mayers spent the past year at the United States Army Medical Research Institute of Infectious Diseases working with colleagues to discover and develop drugs against the Ebola virus. Prior to that he was the Chief Medical Officer and Executive Vice President at Idenix Pharmaceuticals, where he led the Infectious Disease programs since 2007 until the acquisition by Merck in 2014 for $3.85 billion. He led numerous regulatory filings globally, including successful advancement of several anti-HCV candidates to the clinical phase. Prior to Idenix, he was the International Head/Vice President of the Virology Therapeutic Area at Boehringer Ingelheim for six years where he led Phase 1 through 4 clinical studies for HIV and hepatitis programs.

Prior to joining the industry, Dr. Mayers held numerous academic and research positions including Head of Viral and Rickettsial Disease Program; Deputy Director of Infectious Diseases Department; Head of HIV Clinical Studies Program and Department of HIV Disease Prevention at Walter Reed Army Institute of Research and Naval Medical Research Institute. He also served as the Head of Division of Infectious Diseases at Henry Ford Hospital in Detroit, MI. During his 17 years in the Navy and 3 years at Henry Ford, he conducted numerous clinical studies in HIV and other infectious diseases. Additionally, he has previously served on several NIH study sections and on FDA advisory committees. He is the author of over 95 peer-reviewed publications/book chapters. Dr. Mayers received his M.D. from University of Pennsylvania.

Walt Linscott, General Counsel and Corporate Secretary

Mr. Linscott joined Cocrystal Pharma, Inc. as General Counsel and Corporate Secretary in July 2015. He served as Global Strategic Legal Advisor for Thompson Hine, LLP, providing strategic legal advice and business guidance to senior management and Boards of Directors of multinational companies focused on the development of consumer products and human health products in complex emerging markets, the U.S. and European Union. Linscott's experience as a lawyer spans 25 years and includes serving as General Counsel and Corporate Secretary of Carestream Health, Inc., a $2.5 billion medical/dental device company, leading as Chair of the Life Sciences practice and office managing partner of an international law firm and serving as the Vice President, General Counsel and Corporate Secretary of a branded pharmaceutical company that was sold to Abbott Laboratories.

Curtis Dale, Controller and Interim Chief Financial Officer

Since mid-November 2015, Mr. Dale has acted as Interim Chief Financial Officer.  He joined Cocrystal in September 2015 and served as Controller of Cocrystal. From April 2014 through March 2015, he served as Director of Financial Planning and Analysis for Carestream Dental LLC. Prior to that, from August 2012 through April 2014, he served as Director of Accounting and Finance for Gabriel Brothers, Inc. From 2011 through August 2012, Mr. Dale was a financial consultant for both NCR and Ciba-Vision. He served as the Chief Financial Officer for MedLink Georgia, Inc. in 2010 and 2011 and from 2008 through 2010, he served as the Executive Director of Finance and Administration for Saint Joseph’s Translational Research Institute. Mr. Dale served as Executive Finance Director for Stiefel Laboratories, for 2 years, as Corporate Controller for Solvay Pharmaceuticals for over 9 years, and various financial positions of increasing responsibility with Bristol-Myers Squibb.

Family Relationships

There are no family relationships among our directors and executive officers.

Board Committees and Charters

The Board and its Committees meet and act by written consent from time to time as appropriate. The Board has formed, and appointed members to its, Audit, Compensation, Corporate Governance and Nominating and Scientific Review Committees.  Committees are expected to regularly report on their activities and actions to the Board. Each of our Audit, Compensation, and Corporate Governance and Nominating Committees has a written charter. Each of these committee charters, as well as our Code of Ethics and Insider Trading Policy, are available through the “Investors” section on our website, which can be found at www.cocrystalpharma.com. The information on, or that can be accessed through, our website is not incorporated herein.  In addition, we will provide a copy of these documents to any person without charge, upon request. The request for a copy can be made in writing to Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker, Georgia 30084, Attention: Corporate Secretary.

The following table identifies the independent and non-independent current Board and Committee members.

Name	Independent	Audit	Compensation	Corporate Governanace and Nominating	Scientific Review

Raymond Schinazi				√	Chair

Jeffrey Meckler

Gary Wilcox					√

David Block	√	√	Chair		√

Phillip Frost	√	√

Jane Hsiao	√		√	Chair	√

Steven Rubin	√	Chair	√	√

Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of Cocrystal’s directors qualifies as an independent director pursuant to the Nasdaq Listing Rules and applicable SEC rules and regulations, with the exception of Dr. Raymond Schinazi, Dr. Gary Wilcox and Mr. Jeffrey Meckler.  In considering Dr. Phillip Frost’s independence, the Board considered the large beneficial ownership position held by him directly and through entities controlled by him. Our Board has also determined that all of the Audit Committee and Compensation Committee members are independent under the Nasdaq Listing Rules independence standards for the respective committee.

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

Our Board has determined that Mr. Steven Rubin is qualified as an Audit Committee Financial Expert, as that term is defined by the rules of the SEC and in compliance with the Sarbanes-Oxley Act of 2002.

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

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer. Although not required, the Code of Ethics also applies to our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics is available through the “Investors” section on our website, which can be found at www.cocrystalpharma.com. The information on, or that can be accessed through, our website is not incorporated herein. In addition, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia, 30084, Attention: Corporate Secretary.

Shareholder Communications

Although we do not have a formal policy regarding communications with our Board, shareholders may communicate with the Board by writing to us at Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia 30084, Attention: Corporate Secretary, or by facsimile (404) 601-1431. Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2015.

Item 11.  Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) during 2015 and the two executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000.  No other executive officer had compensation exceeding $100,000 in 2015. We refer to these persons as the “Named Executive Officers.

2015 Summary Compensation Table

Name and Principal Position (a)(1)	Year (b)	Salary ($) (1)	Bonus ($) (e)(2)	All Other Compensation ($)(f)	Total ($)

Jeffrey Meckler	2015	80,649	140,325	133,855	354,829
Chief Executive Officer	2014	-	-	-	-
	2013	-	-	-	-

Sam Lee	2015	203,620	-	-	203,620
President	2014	169,927	-	-	169,927
	2013	160,000	-	-	160,000

Walt Linscott	2015	98,361	34,426	-	132,787
General Counsel and Secretary	2014	-	-	-	-
	2013	-	-	-	-

Curtis Dale	2015	42,766	15,910	15,585	74,561
Interim Chief Financial Officer & Controller	2014	-	-	-	-
	2013	-	-	-	-

Gary Wilcox	2015	133,487	-	-	133,487
Former Chief Executive Officer	2014	244,960	-	-	244,960
	2013	160,000	-	-	160,000

Jerry McGuire	2015	143,750	50,000	16,710	210,460
Former Chief Financial Officer	2014	100,000	50,000	-	150,000
	2013	-	-	-	-

(1)	Salary amounts reflect amounts earned and paid each year.
(2)
Bonus amounts reflects amounts earned in 2015. Mr. Meckler was paid $100,000 of his bonus in 2015.  Mr. McGuire was paid $50,000 of his bonus in 2015. Amounts for Mr. Linscott and Mr. Dale were payable in 2016.

Named Executive Officer Employment Agreements

Jeffrey Meckler. Mr. Meckler replaced Gary Wilcox as Chief Executive Officer effective March 31, 2015.  He receives an annual salary of $340,000 and is eligible for an annual bonus equal to up to 50% of his base salary, subject to achievement of certain performance targets to be set by the Company’s Compensation Committee. In addition, Mr. Meckler received a grant of 16,000,000 ten-year stock options, vesting in five equal annual increments with the first vesting date being one year from grant date, subject to continued employment on each applicable vesting date and accelerated vesting under certain conditions. Mr. Meckler’s employment is on an at-will basis.   He was compensated at $133,855 as Interim CEO from April 1, 2015 through September 30, 2015.  He received a one-time bonus of $100,000 for his service as Interim CEO.  Mr. Meckler also received a grant of 1,750,000 ten-year stock options vesting after 6 months from grant date which are now vested.

Sam Lee. Dr. Lee receives an annual salary of $260,000, which was increased from $180,000 in October 2015. He entered into an Employment Agreement with Cocrystal effective January 2, 2014. In February 2015, Dr. Lee agreed to modify his Employment Agreement eliminating his stock options and agreeing to six months’ severance in the event of termination without cause.

Douglas Mayers. Dr. Mayers was appointed Chief Medical Officer effective October 1, 2015. He receives an annual salary of $280,000 and is eligible for an annual bonus equal to up to 35% of his base salary, subject to achievement of certain performance targets to be set by the Company’s Compensation Committee. In addition, Dr. Mayers received a grant of 2,400,000 ten-year stock options, vesting in four equal annual increments with the first vesting date being one year from grant date, subject to continued employment on each applicable vesting date and accelerated vesting under certain conditions. Dr. Mayer’s employment is on an at-will basis.

Walt Linscott.  Mr. Linscott was appointed General Counsel and Corporate Secretary effective July 15, 2015.  He receives an annual base salary of $225,000 and a discretionary annual bonus, to be determined by the Company’s Compensation Committee, equal to up to 35% of Mr. Linscott’s annual base salary. In addition, the Company granted Mr. Linscott 1,200,000 ten-year stock options, vesting in four equal annual increments with the first vesting date being one year from grant date, subject to continued employment and accelerated vesting under certain conditions.

Curtis Dale. Mr. Dale replaced Gerald McGuire as Interim Chief Financial Officer Effective November 16, 2015. The Company has agreed to pay Mr. Dale $6,000 a month for his service as Interim Chief Financial Officer. Mr. Dale also serves as the Company’s Controller. Mr. Dale previously entered into an employment agreement with the Company in connection with his service as Controller pursuant to which he receives an annual base salary of $125,000 and is eligible to receive a discretionary annual bonus, to be determined by the Company’s Compensation Committee. In addition, Mr. Dale received a grant of 100,000 ten-year stock options, vesting in four equal annual increments with the first vesting date being one year from grant date, subject to continued employment and accelerated vesting under certain conditions. Mr. Dale was paid $15,585 in consulting services prior to joining the Company as Controller.

Gary Wilcox. Dr. Wilcox received an annual salary of $250,000. He entered into an Employment Agreement with Cocrystal effective January 2, 2014 which provided for a base salary, target bonus and stock options.  In February 2015, Dr. Wilcox agreed to terminate all benefits under this Employment Agreement and continue as Chief Executive Officer on an at-will basis.  On March 31, 2015, Dr. Wilcox resigned as Chief Executive Officer.  The Company and Dr. Wilcox entered into an at-will employment agreement whereby Dr. Wilcox is being paid $100,000 per year.

Gerald McGuire. Mr. McGuire received $150,000 per year as an at-will employee. Previously, Mr. McGuire entered an Employment Agreement which provided for: (i) an annual salary of $100,000 per year and (ii) a grant of 1,000,000 stock options, which were never awarded because such grant required Board action that did not occur. The term of that Employment Agreement ended on January 3, 2015.  Mr. McGuire was paid on a month-to-month basis.  On April 13, 2015, the Company granted Mr. McGuire 200,000 10-year stock options exercisable at $1.17 per share, vesting in four equal annual increments with the first vesting date being April 13, 2016, subject to continued service and accelerated vesting under certain circumstances. On November 16, 2015, in connection with the Company’s relocation of its corporate headquarters from Washington to Georgia, Mr. McGuire resigned as Chief Financial Officer and his options became fully vested. Mr. McGuire also received a payout for medical benefits of $16,710 at the time of his resignation.

Termination Provisions

Our Named Executive Officers for 2015 are entitled to six months’ severance payments in connection with the termination of their employment, with the exception of Mr. McGuire, who did not receive severance in connection with his termination, and Dr. Wilcox, who is not entitled to severance under the terms of his present advisory agreement with the Company.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards At 2015 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Unexercised Options (#) Unexercisable	Equity Incentive Plan awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock That Have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Ohers Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Sharesm Units or Other Rights that have not vested ($)
( a )	( b )	( c )	( d )	( e )	( f )	( g )	( h )	( i )	( j )

Jeffrey Meckler	1,750,000	-	-	$1.015	3/23/2025	-	-	-	-
Jeffrey Meckler		16,000,000	16,000,000	$0.70	10/1/2025	16,000,000	$11,040,000	16,000,000	$11,040,000

Walt Linscott	-	1,200,000	1,200,000	$0.98	10/1/2025	1,200,000	$828,000	1,200,000	$828,000

Curtis Dale	-	100,000	100,000	$0.74	10/1/2025	100,000	$69,000	100,000	$69,000

Gerald McGuire	200,000	-	-	$1.17	12/31/2018	-	$-	-	$-

Sam Lee	-	-	-	-	-	-	-	-	-

Gary Wilcox	-	-	-	-	-	-	-	-	-

Director Compensation

The company compensated its Board of Directors as reflected in the table below for 2015:

Name	Board Retainer	Audit	Compensation	Corporate Governance and Nominating	Scientific Review

Raymond Schinazi (Chairman) (1)	$35,000		$4,000	$4,000	$15,000

David Block	$20,000	$7,500	$5,500		$10,000

Phillip Frost	$20,000	$7,500

Jane Hsiao	$20,000			$5,500	$10,000

Steven Rubin	$20,000	$10,000	$4,000	$4,000

On April 13, 2015, the Company granted to each of its non-employee directors 350,000 10-year stock options.  The options are exercisable at $1.17 per share and vest in four equal annual increments with the first vesting date being April 13, 2016, subject to continued service on each applicable vesting date.

(1) Dr. Schinazi resigned from the Compensation Committee in October 2015 upon the Board determining he was no longer independent under the Nasdaq Listing Rules. See Item 13, “Certain Relationships and Related Transactions, and Director Independence,” below.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2015.

Name of Plan (Share values in 000's)	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted Average Exercise Price of Outstanding Options (b) ($)	Number of shares remaining available for issuance under equity compensations plans (excluding the shares reflected in column a)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders (2)	43,071	0.48	29,485

Total	43,071	0.48	29,485

(1)	Consists of stock options.
(2)	This represents securities issued under the 2007 Equity Incentive Plan (the “Prior Plan”) and 2015 Equity Incentive Plan.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our common stock beneficially owned as of April 28, 2016 (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all of our executive officers and directors of Cocrystal as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia 30084.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:

Common Stock	Raymond Schinazi (2)	279,875,798	39.5%
Common Stock	Phillip Frost (3)	106,787,647	15.2%
Common Stock	Gary Wilcox (4)	16,938,605	2.4%
Common Stock	Sam Lee (5)	15,287,847	2.2%
Common Stock	Jane Hsiao (6)	9,019,448	1.3%
Common Stock	Jeffrey Meckler (7)	2,407,161	0.3%
Common Stock	Steven Rubin (8)	820,984	0.1%
Common Stock	David Block (9)	246,196	0.0%
Common Stock	Gerald McGuire (10)	200,000	0.0%
Common Stock	Douglas Mayers (11)	-	0.0%
Common Stock	Walt Linscott (12)	-	0.0%
Common Stock	Curtis Dale (13)	-	0.0%

Common Stock	All directors and executive officers as a group (11 persons)	431,383,686	60.7%

5% Stockholders:

Common Stock	Frost Gamma Investments Trust (14)	106,787,647	15.2%
Common Stock	OPKO Health, Inc. (15)	54,589,542	7.7%

(1)
Applicable percentages are based on 704,255,412 shares of common stock outstanding as of April 28, 2016.  Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Dr. Schinazi is a director. Includes (i) 275,520,853 shares of common stock and (iii) 4,354,945 vested options.

(3)
Dr. Frost is a director.  Includes (i) 106,500,147 shares of common stock held by Frost Gamma Investments Trust and (ii) 200,000 warrants held by Frost Gamma Investments Trust and 87,500 vested options. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole shareholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(4)	Dr. Wilcox is a former executive officer and is a director.

(5)	Dr. Lee is an executive officer.

(6)
Dr. Hsiao is a director.  Includes 3,435,294 shares of common stock and 5,496,654 shares of common stock held by Hsu Gamma Investment, L.P, for which Dr. Hsiao serves as General Partner, and 87,500 vested options.

(7)	Mr. Meckler is a director and is an executive officer. Includes 657,161 shares of common stock and 1,750,000 vested options.

(8)	Mr. Rubin is a director. Includes 733,484 shares of common stock and 87,500 vested options.

(9)	Dr. Block is a director. Includes 158,696 shares of common stock and 87,500 vested options.

(10)	Mr. McGuire is a former executive officer. Includes 200,000 vested options.

(11)	Dr. Mayers is an executive officer.

(12)	Mr. Linscott is an executive officer.

(13)	Mr. Dale is an executive officer.

(14)
Dr. Frost has voting and investment control over the securities held by Frost Gamma Investments Trust.  See Footnote 3 above.  Includes (i) 106,500,147 shares of common stock, (ii) 200,000 warrants and (iii) 87,500 vested options.  Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(15)
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

Item 13. Certain Relationships and Related Transactions, and Director Independence

The Board of Directors reviews and approves any related person transaction or arrangement requiring disclosure under Rule 404(a) of Regulation S-K. A related person under Rule 404(a) is any executive officer, director or nominee for election as director, or a greater than 5% beneficial owner of our common stock, or an immediate family member of the foregoing. The Company’s related person transactions since January 1, 2014 consisted of the following:

In January 2014, OPKO invested $500,000 and received 1,000,000 shares of common stock and 1,000,000 10-year warrants exercisable at $0.50 per share.  The terms of the investment were identical to investments made by other non-affiliated investors in the offering.

On November 25, 2014, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, Georgia. This lease was amended on January 1, 2014 and expires on December 31, 2016 for approximately 5,626 (or 6,148) square feet of office and laboratory space. Cocrystal leases the Tucker, Georgia facility from a trust established, in part, for the benefit of one of Cocrystal’s Directors, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $183,000 (if all the space as noted in the lease is used then this number is estimated to be $199,632).

In addition, as described under “Cocrystal Technology – Collaborations,” in Part I of this Annual Report, the Company has entered into certain license agreements to which Emory University is directly, or indirectly, a party. Due to Dr. Schinazi’s relationship with Emory University and his contributions to the intellectual property and technology which are the subject of the licenses, he may, in the future, be entitled under these agreements to payments of material amounts from Emory University or its partners.

In March 2015, the Company accepted Securities Purchase Agreements representing investor commitments totaling $15,000,000 in a private placement offering of 16,304,350 shares of the Company’s common stock at a purchase price of $0.92 per share. The purchasers included all seven members of the Board and Dr. Roger Kornberg, the Company’s Chief Scientist.

On March 9, 2016, the Company sold $5,004,370 of shares of common stock in a private placement offering to investors who participated in the March 2015 private placement on a pro-rata basis to their participation in the March 2015 private placement.  The Company sold 9,812,491 shares of the Company’s common stock at a purchase price of $0.51 per share. The purchasers included 7 members of the Company’s board of directors including Dr. Raymond Schinazi and Dr. Phillip Frost.

See the Section titled “Independence” above for disclosure regarding director independence.

Item 14.  Principal Accounting Fees and Services

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of BDO USA, LLP (“BDO”) as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services was compatible with maintaining independence.  All of the services provided and fees charged by our principal accountants in fiscal 2015 and 2014 were approved by the Audit Committee in accordance with its pre-approval policy.  The following table shows the fees paid to our principal accountants for the fiscal years ended December 31, 2015 and 2014.

	2015 ($)	2014 ($) (1)
Audit Fees (2)	123,607	128,826
Tax Fees (3)	32,578

Total	156,185	128,826

(1)	BDO was engaged as the Company’s independent registered public accounting firm on April 18, 2014. All 2014 fees reported relate to BDO.

(2)	Audit fees relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.
(3)	Tax fees relate to professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)  Documents filed as part of the report.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

2.1	Agreement and Plan of Merger – Cocrystal Discovery	8-K	1/8/14	2.1
2.2	Agreement and Plan of Merger – RFS Pharma	8-K	12/1/14	2.1
3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Bylaws	8-K	12/1/14	3.4
4.1	Stockholders Rights Agreement, dated as of November 25, 2014	8-K	12/1/14	4.1
10.1	Form of Securities Purchase Agreement - January 2014 Offering	8-K	1/21/14	10.1
10.2	Form of Warrant - January 2014 Offering	8-K	1/21/14	10.2
10.3	Employment Agreement – Gary Wilcox*	8-K	1/8/14	10.1
10.4	Employment Agreement – Sam Lee*	8-K	1/8/14	10.2
10.5	Termination of Employment Agreement – Gary Wilcox*	10-K	3/31/15	10.5
10.6	Amendment of Employment Agreement – Sam Lee*	10-K	3/31/15	10.6
10.7	Employment Agreement, as amended – Jeffrey Meckler*	8-K	3/17/15	10.1
10.8	2007 Equity Incentive Plan - Cocrystal Discovery*	S-8	1/2/14	10.1
10.9	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.10	Securities Purchase Agreement	10-K	3/15/16	10.1
10.11	Curtis Dale Employment Agreement*	8-K	11/20/15	10.1
10.12	Jeffrey Meckler Employment Agreement*	8-K	9/24/15	10.1
10.13	Douglas Mayers Employment Agreement*	8-K	9/24/15	10.2
10.14	Walt Linscott Employment Agreement*	8-K	7/27/15	10.1
10.15	Walt Linscott Stock Option Agreement*	8-K	7/27/15	10.2
10.16	Gary Wilcox Advisory Agreement*				Filed
10.17	Jerry McGuire Stock Option Agreement*				Filed
10.18	Form of Indemnification Agreement	10-K/A	4/4/14	3.9
10.19	Share Purchase Agreement+	10-Q/A	8/14/14	10.20
10.20	Research and Collaboration Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.+	10-Q/A	8/14/14	10.21
10.21	Exclusive License Agreement Between Teva Pharmaceutical Industries Limited and Cocrystal Discovery, Inc.+	10-Q/A	8/14/14	10.22
10.22	Memorandum of Understanding regarding MusclePharm Corporation	10-Q	11/14/14	10.1
14.1	Code of Ethics				Filed
21.1	Subsidiaries	10-K	3/31/15	21.1
23.1	Principal Accountant Consent				***
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)**				***
101.INS	XBRL Instance Document				***
101.SCH	XBRL Taxonomy Extension Schema Document				***
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				***
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				***
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				***
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				***

* Management contract or compensatory plan or arrangement.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

***Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, originally filed with the SEC on March 15, 2016, which is being amended hereby.

+ Filed pursuant to a confidential treatment request for certain portions of this document.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia 30084.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Date: April 29, 2016	By:	/s/ Jeffrey Meckler
Jeffrey Meckler
Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Curtis Dale
Curtis Dale
Chief Financial Officer
(Principal Financial Officer)