Form 10-Q
period 2016-03-31
Cocrystal Pharma, Inc.
filed 2016-05-10
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number:  000-55158

COCRYSTAL PHARMA, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2528215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1860 Montreal Road
Tucker, Georgia	30084
(Address of Principal Executive Offices)	(Zip Code)

(678)-892-8800
(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 10, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 704,255,397.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2016

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,242	$9,276
Accounts receivable	16	32
Prepaid expenses and other current assets	486	441
Mortgage note receivable, current portion	172	170
Total current assets	10,916	9,919

Property and equipment, net	392	430
Deposits	31	31
Mortgage note receivable, long-term portion	2,333	2,354
In process research and development	146,301	146,301
Goodwill	65,195	65,195
Total assets	$225,168	$224,230

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	3,084	2,585
Derivative liabilities	2,807	4,115
Total current liabilities	5,891	6,700
Long-term liabilities
Deferred rent	59	61
Deferred tax liability	49,875	49,875
Total long-term liabilities	49,934	49,936

Total liabilities	55,825	56,636

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, 0 shares issued and outstanding.	-	-

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $.001 par value; 800,000 shares authorized; 704,255 and 694,396 issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	704	694
Additional paid-in capital	235,207	229,456
Accumulated deficit	(66,568)	(62,556)
Total stockholders' equity	169,343	167,594

Total liabilities and stockholders' equity	$225,168	$224,230

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015

Grant revenues	$-	$27

Operating expenses
Research and development	3,342	1,560
General and administrative	1,992	635
Total operating expenses	5,334	2,195

Loss from operations	(5,334)	(2,168)

Other income (expense)
Interest income	49	44
Change in fair value of derivative liabilities	1,273	(14,418)
Total other income (expense), net	1,322	(14,374)

Net loss	$(4,012)	$(16,542)

Comprehensive loss:
Net loss	$(4,012)	$(16,542)
Unrealized loss on marketable securities, net of tax	-	(980)
Total comprehensive loss	$(4,012)	$(17,522)

Net loss per common share:
Income (loss) per share, basic	$(0.01)	$(0.04)
Weighted average common shares outstanding, basic	696,149	439,892

Income (loss) per share, fully diluted	$(0.01)	$(0.04)
Weighted average common shares outstanding, diluted	697,272	439,892

 Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in capital	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount
Balance as of December 31, 2015	-	$-	-	$-	694,396	$694	$229,456	$(62,556)	$167,594
Exercise of warrants	-	-	-	-	27	-	35	-	35
Exercise of common stock options	-	-	-	-	20	-	3	-	3
Stock-based compensation	-	-	-	-	-	-	719	-	719
Sale of common shares	-	-	-	-	9,812	10	4,994	-	5,004
Net loss	-	-	-	-	-	-	-	(4,012)	(4,012)
Balance as of March 31, 2016	-	$-	-	$-	704,255	$704	$235,207	$(66,568)	$169,343

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three months ended March 31,
	2016	2015

Operating activities:
Net loss	$(4,012)	$(16,542)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	56	45
Stock-based compensation	719	93
Change in fair value of derivative liabilities	(1,273)	14,418
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(29)	(72)
Accounts payable and accrued expenses	497	499
Net cash used in operating activities	(4,042)	(1,559)

Investing activities:
Purchase of fixed assets	(18)	(5)
Principal payments received on mortgage note receivable	19	19
Net cash provided by investing activities	1	14

Financing activities:
Proceeds from issuance of common stock	5,004	11,812
Proceeds from exercise of stock options	3	20
Net cash provided by financing activities	5,007	11,832

Net increase in cash and cash equivalents	966	10,287
Cash and cash equivalents at beginning of period	9,276	3,970
Cash and cash equivalents at end of period	$10,242	$14,257

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on marketable securities net of tax	$-	$(980)
Estimated fair value of warrants exchanged for common shares	-	9,426
Cashless exercise of warrants	35	-

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
March 31, 2016
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

Cocrystal  is a biotechnology company which develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates.  In addition, we have licensed gene editing technologies. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, norovirus, influenza, hepatitis B and human papillomavirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtain regulatory approvals of its products and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things: its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2016, the Company has funded its operations through equity offerings.

As of March 31, 2016, the Company had an accumulated deficit of $66.6 million. During the three month period ended March 31, 2016, the Company had a loss from operations of $4.0 million. Cash used in operating activities was approximately $4.0 million for the three months ended March 31, 2016. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its’ drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included.  The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Pharma, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2015 filed on March 15, 2016 (“Annual Report”) which contain information useful to understanding the Company's businesses and financial statement presentations. The condensed consolidated balance sheet as of December 31, 2015 was derived from the Company's most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K.

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

In April 2016, the FASB issued ASU No. 2016-09, Stock Compensation Topic 718: Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for stock compensation on income tax accounting, classification of awards as either equity or liabilities, estimating forfeitures, and cash flow presentation.  Based on this ASU, an entity should recognize all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement; they do not need to include the effects of windfalls and shortfalls in the annual effective tax rate estimate from continuing operations used for interim reporting purposes.  As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected.  The ASU also provides an accounting policy election for awards with service conditions to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s). The ASU clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities.  The new standard takes effect in 2017 for public business entities and 2018 for all other entities. The Company has not adopted the provisions of ASU No. 2016-09. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

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

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of March 31, 2016 and December 31, 2015, and their placement within the fair value hierarchy as discussed above (in thousands):

	March 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$10,242	$10,242	$-	$-
Total assets	$10,242	$10,242	$-	$-

Liabilities:
Warrants potentially settleable in cash	$2,807	$-	$-	$2,807
Total liabilities	$2,807	$-	$-	$2,807

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$9,276	$9,276	$-	$-
Total assets	$9,276	$9,276	$-	$-

Liabilities:
Warrants potentially settleable in cash	$4,115	$-	$-	$4,115
Total liabilities	$4,115	$-	$-	$4,115

The Company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2016 or 2015. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2016 and 2015 is as follows:
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2016	2015
Balance , January 1,	$4,115	$8,464
Estimated fair value of warrants exchanged for common shares	(35)	(9,426)
Change in fair value of warrants	(1,273)	14,418
Balance at March 31	$2,807	$13,456

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

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 704,255,407 shares issued and outstanding as of March 31, 2016.

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

Shares of common stock are reserved for future issuance as follows as of March 31, 2016 (in thousands):

As of March 31, 2016
Stock options issued and outstanding	43,051
Authorized for future option grants	29,485
Warrants outstanding	6,175
Total	78,711

 Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2016 and 2015 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2014	650	455	1,864	1,000	10,000	200	7,000	5,500	26,669

Warrants exercised	-	-	(364)	-	(7,000)	(200)	(6,125)	(300)	(13,989)
Warrants Issued
Outstanding, March 31, 2015	650	455	1,500	1,000	3,000	-	875	5,200	12,680

Outstanding, December 31, 2015	650	455	1,500	1,000	-	-	675	4,000	8,280

Warrants Expired	(650)	(455)		(889)					(1,994)
Warrants exercised				(111)					(111)

Outstanding, March 31, 2016	-	-	1,500	-	-	-	675	4,000	6,175

Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in February 2012, August 2013, October 2013 and January 2014.  The remaining warrants issued in February 2012 expired during the first quarter of 2016 and all of the August 2013 warrants have been exercised as of December 31, 2015.  The remaining outstanding warrants are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2016:

	October 2013 warrants	January 2014 warrants

Strike price	$0.50	$0.50
Expected term (years)	7.6	7.8
Cumulative volatility %	100%	100%
Risk-free rate %	1.64%	1.66%

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

Note 5 – Stock-based compensation

The Company recorded approximately $719,000 and $93,000 of stock-based compensation related to employee stock options for the three months ended March 31, 2016 and 2015, respectively. As of March 31, 2016, there was $10,557,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 4.0 years.

As of March 31, 2016, an aggregate of 72,536,000 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plans, including 43,051,000 shares subject to outstanding common stock options granted under the plan and 29,485,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the three months ended March 31, 2016 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	29,485	43,071	$0.48	$9,252
Exercised	-	(20)	0.15	(11)
Granted	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2016	29,485	43,051	$0.48	$9,041

As of March 31, 2016, options to purchase 43,051,200 shares of common stock, with an aggregate intrinsic value of $9,041,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 4.0 years. As of March 31, 2016, options to purchase 20,104,482 shares of common stock, with an intrinsic value of $9,794,970 were exercisable with a weighted average exercise price of $0.20 per share and a weighted average remaining contractual term of 3.9 years. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2016 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on March 31, 2016 of $0.69 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 6 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding (which includes the common share equivalents of the outstanding Series B preferred shares prior to their conversion to common stock in March 2015). Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three months ended March 31, 2015, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2016	2015
Options to purchase common stock	43,051	21,144
Warrants to purchase common stock	-	12,680
Total	43,051	33,824

Note 7 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm. At March 31, 2016, the carrying amount of the mortgage note receivable was $2,505,000, which consisted of $2,388,000 of principal, $93,000 of interest and $24,000 of fees paid to the selling bank. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

However, on December 23, 2015, the Company issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June 2014.  Cocrystal Pharma, Inc. also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of March 31, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 or 2016 financial statements.

 Note 8 – Income Taxes

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $49,875,000 as of March 31, 2016 and December 31, 2015 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of March 31, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions. The Company is not currently under examination in any jurisdiction

Note 9 - Contingencies

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

The Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by an entity managed by Mr. Daniel Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Laboratories in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  At a hearing held April 19, 2016 the Court ordered the parties to attempt resolution through a mediation.  This mediation will be scheduled to take place in May or June 2016.

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

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc.  also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of March 31, 2016 the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 or 2016 financial statements.

Note 10 - Transactions with Related Parties.

As part of the merger (that occurred on November 25, 2014) with RFS Pharma, LLC, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, Georgia.  This lease was amended on January 1, 2014 and expires on December 31, 2016 for approximately 5,626 square feet of office and laboratory space. Cocrystal leases the Tucker, Georgia facility from a trust established, in part, for the benefit of one of Cocrystal’s Directors, Dr. Raymond Schinazi. This lease terminates December 31, 2016.  The total rent expense was $46,000 and $45,000 for the three months ended March 31, 2016 and 2015, respectively.

Emory University: Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of HCV that were jointly developed by Emory and Cocrystal Pharma employees. The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013. The agreement includes payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones. Additionally, Cocrystal may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University and may share in these royalty payments with Emory.

Duke University and Emory University: Cocrystal Pharma has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV). This license allows Cocrystal Pharma to develop and potentially commercialize a cure for HBV and HPV utilizing the underlying patents and technologies developed by the universities. This agreement includes a non-refundable $100,000 license fee payable to Duke upon a determination of rights letter from the U.S. Veterans Administration with respect to patents and know-how that disclaims any ownership interest. Future royalties may be payable to Duke, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University and may share in these royalty payments with Emory.

We have engaged seven physicians that comprise our Scientific Advisory Board.  These physicians are compensated approximately $25,000 per quarter collectively for providing their expertise.  Three of these physicians are also investors in our company.

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

●
Hepatitis C. For our HCV Non-Nucleoside Polymerase Inhibitor CC-31244, IND enabling studies have been completed and our first in-human studies began in April, 2016.  The preclinical safety profile, drug resistance profile and antiviral activity of this potential best-in-class pan-genotypic HCV NNI continues to suggest that the compound may be an important component of an all-oral, short duration HCV regimen.

●
We are working out scalable chemistry for CC-1845 nucleotide diasteromer separation and will focus on developing a single diasteromer with the best product profile for potential clinical advancement.  This will extend the preclinical timeline.  A backup nucleoside inhibitor for HCV is currently undergoing scale-up for further preclinical evaluation.  We will select the nucleotide with the best profile and initiate IND-enabling studies.

●
We have evaluated four possible diasteromers of CC-2068 (HCV NS5A inhibitor) in several HCV replicons representing different genotypes and resistance mutants.  CC-2069 was found to have superior characteristics and was selected from among those four candidates for further preclinical profiling.

●
We are also developing pan-genotypic HCV NS3 helicase inhibitors that specifically block the unwinding activity of HCV NS3 helicase.  We have demonstrated a strong synergistic effect of these inhibitors with other HCV direct-acting antiviral agents (DAA) in vitro.  Our novel NS3 helicase inhibitor could be developed as part of an all oral, pan-genotypic combination regimen.

●	Norovirus. We continue to identify and develop nucleoside and non-nucleoside polymerase inhibitors.

●
Influenza.  We are developing novel PB2 inhibitors that are designed to be effective against all strains of influenza A and B viruses.  Current lead candidates target an enzyme complex essential to influenza viral replication, and showed excellent in vitro potency and acceptable pharmacokinetic properties.

Results of Operations for the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenue

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had $0 and $27,000 in grant revenue for our collaboration with the University of Mississippi on an R01 grant from the National Center of Complementary and Alternative Medicine for the three months ended March 31, 2016 and 2015.

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

Total research and development expenses were approximately $3,342,000 for the three months ended March 31, 2016, compared with $1,560,000 for the three months ended March 31, 2015. The increase of $1,782,000, or 114%, was due to a $1,142,000 increase in pre-clinical and clinical costs as we ramp up drug development programs, a $390,000 increase in professional fees for consulting services engaged to support initiation of a Phase I clinical trial, and $250,000 in compensation and other operating costs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,992,000 for the three months ended March 31, 2016, compared with $635,000 for the three months ended March 31, 2015. The increase of $1,357,000, or 214%, was due to a $758,000 increase in compensation-related costs primarily related to stock options and additions of key executive staff, increased professional fees of $454,000 primarily for expenses related to ongoing legal proceedings (See Part II, Item I-Legal Proceedings), and other operating expenses of $145,000 (primarily travel and facility-related expenses).

Interest Income/Expense

Interest income was $49,000 for the three months ended March 31, 2016, compared to $44,000 for the three months ended March 31, 2015. These amounts represents interest earned on the mortgage note we acquired in June 2014.  Interest expense was negligible for each of the three months ended March 31, 2016 and 2015. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income for the three months ended March 31, 2016 was $1,273,000 which was a non-cash item resulting from a decrease in the fair value of the outstanding warrants to purchase our common stock, which are accounted for as liabilities, as our stock price decreased during the period, 111,111 warrants were exercised and 888,889 expired.   Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period.  If the fair value of the warrants were to decrease during the period, which it did in the three months ended March 31, 2016, we record other income.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the fair value of our common stock during a given period generally results in other expense while a decrease in the fair value of our common stock, which occurred during the three months ended March 31, 2016, generally results in other income.  For the three months ended March 31, 2015, we recorded other expense of $14,418,000 as our stock price increased substantially during the period, leading to an increase in the fair value of the warrants.  This other income or expense is non-cash.  We believe investors should focus on our operating loss rather than net loss for the periods presented.  Our operating loss for the three months ended March 31, 2016 was $5,334,000 compared to $2,168,000 for the same period in 2015.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $49,875,000 as of March 31, 2016 and December 31, 2015 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three months ended March 31, 2016, we had a net loss of approximately $4,012,000 compared to a net loss of approximately $17,522,000 for the same period in 2015.  The decrease in net loss is primarily attributable to the $15.7 million difference in the amount recorded during the periods related to the change in the fair value of our warrant liabilities, as described above, offset by increases in operating costs.  We believe investors should focus on our operating loss rather than net loss for the periods presented.  Our operating loss, which does not include the change in the value of derivative liabilities, a non-cash expense, for the three months ended March 31, 2016 was $5,334,000 compared to $2,168,000 for the same period in 2015.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4,042,000 for the three months ended March 31, 2016 compared to $1,559,000 for the same period in 2015. For the three months ended March 31, 2016, net cash used by operating activities consisted primarily of $5,334,000 in operating expenses net of changes in operating assets and liabilities.

Net cash provided by investing activities was $1,000 for the three months ended March 31, 2016 compared to $14,000 for the same period in 2015.  Principal payments received on our mortgage note receivable of $19,000 were mostly offset by capital spending of $18,000 during the period ended March 31, 2016.

Net cash provided by financing activities was approximately $5,007,000 for the three months ended March 31, 2016 compared to cash provided by financing activities of $11,832,000 for the same period in 2015. Net cash provided by financing activities for the three months ended March 31, 2016 amounted to approximately $5,004,000 in proceeds from a private placement and $3,000 in proceeds from the exercise of stock options for the three months ended March 31, 2016.  For the three months ended March 31, 2015, cash provided by financing activities was a result of our sale of common stock and warrants, which resulted in proceeds of $11,812,000, and proceeds from the exercise of stock options of $20,000.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the year ended December 31, 2015, the Company recorded a net loss of approximately $50.1 million and used approximately $10.3 million of cash in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

In March 2016, the Company received $5,004,370 in a private placement. The Company does not believe that its cash on hand of $7.6 million as of May 10, 2016, will be sufficient to allow the Company to fund its current operating plan for at least the next 12 months.   As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public  equity offering and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be very dilutive to existing shareholders.

Tabular Disclosure of Contractual Obligations
Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$ 361	$ 341	$ -	$ -

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our drug development activities, future equity offering, cash flow deficit and liquidity.   The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

In April 2016, the FASB issued ASU No. 2016-09, Stock Compensation Topic 718: Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for stock compensation on income tax accounting, classification of awards as either equity or liabilities, estimating forfeitures, and cash flow presentation.  Based on this ASU, an entity should recognize all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement; they do not need to include the effects of windfalls and shortfalls in the annual effective tax rate estimate from continuing operations used for interim reporting purposes.  As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected.  The ASU also provides an accounting policy election for awards with service conditions to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s). The ASU clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities.  The new standard takes effect in 2017 for public business entities and 2018 for all other entities. The Company has not adopted the provisions of ASU No. 2016-09. The Company is currently evaluating the impact of adopting ASU 2016-09 on its consolidated financial statements.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2015. Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2016, we identified the following material weaknesses:

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

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of March 31, 2016 due to the material weaknesses identified.

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

Remediation Plan

The Company recognized that it did not maintain an effective control environment during 2015 and the first quarter of 2016 which contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected. During Q1 2016, the company began evaluation of the various risk control matrices to identify the key versus non-key activities and related controls.

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

Supervision and Review of Complex Accounting Areas-During 2015, the Chief Financial Officer was responsible for calculations related to stock-based compensation and the fair value of derivative liabilities.  As conducted in 2015, this process did not provide the appropriate level of review of assumptions and underlying calculations to detect material misstatements.  For first quarter 2016, the Controller prepared these complex calculations and the Chief Financial Officer reviewed those prior to adjusting any valuations in the financial statements.

Authorization, Identification and Reporting of Related Party Transactions- During 2015, the Company added a General Counsel position to the organization.  The Company is in the process of developing contracting procedures that will require both the General Counsel and Chief Financial Officer to review and approve all new contracts and agreements, prior to approval by the Chief Executive Officer.  The Company is also in the process of tightening procurement processes to ensure competitive bids are requested and the vendors participating in these bids are more thoroughly researched prior to any Company commitments.

More formal financial statement review processes will be established and will include the CEO and General Counsel, in addition to the CFO.  A disclosure checklist is being developed to help ensure the adequacy and timeliness of all financial statement disclosures.

Changes in Internal Control over Financial Reporting

The addition of a contract Controller to our organization in early 2016, has helped further segregate roles within the finance organization.  The Controller provided all the calculations related to stock-based compensation and the fair value of derivative liabilities.  This Controller also performed most of the journal entry processing and review of the Accountant’s account analysis.  These changes resulted in having the CFO perform oversight and review instead of direct processing.  No other changes were made to our internal control over financial reporting during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by an entity managed by Mr. Daniel Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Laboratories in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  At a hearing held April 19, 2016 the Court ordered the parties to attempt resolution through a mediation.  This mediation will be scheduled to take place in May or June 2016.

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

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc.  also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of March 31, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $245,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded these amounts in our 2015 and 2016 financial statements.

ITEM 1.A RISK FACTORS

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

Based on cash on hand as of March 31, 2016 of $10.2 million which includes first quarter 2016  financing received of $5.0 million, Cocrystal does not have the capital to finance operations for the next 12 months. This raises doubt about our ability to fund operations over the next twelve months and be a going concern.

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

Our ability to generate revenue and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products in the near future, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	completing our research and preclinical development of pharmaceutical product candidates;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●
launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

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

If we must secure additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we cannot raise additional capital when required or on acceptable terms, we may be required to:

●	significantly delay, scale back or discontinue the development or commercialization of any product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms, our rights to technologies or any product candidates we otherwise would seek to develop or commercialize ourselves.

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

The success of our business depends primarily upon our ability to identify, develop and commercialize antiviral drug products, an extremely risky business. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for several reasons, including:

●	our research methodology or that of our partners may be unsuccessful in identifying potential product candidates;

●	potential product candidates may have harmful side effects or may have other characteristics that may make the products unmarketable or unlikely to receive marketing approval; and

●	we or our partners may change their development profiles for potential product candidates or abandon a therapeutic area.

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

The commercial success of our product candidates will depend on several factors, including:

●	successful completion of preclinical studies and clinical trials;

●	receipt of marketing and pricing approvals from regulatory authorities;

●	obtaining and maintaining patent and trade secret protection for product candidates;

●	establishing and maintaining manufacturing relationships with third parties or establishing our own manufacturing capability; and

●	commercializing our products, if and when approved, whether alone or in collaboration with others.

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

Events that may cause a delay or unsuccessful completion of clinical development include, as examples:

●	delays in agreeing with the FDA or other regulatory authorities on final clinical trial design;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	delays in agreeing on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

●	delays in obtaining required institutional review board approval at each clinical trial site;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	delays caused by patients dropping out of a trial due to product side effects or disease progression;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	time required to add new clinical sites; or

●	delays by our contract manufacturers in producing and delivering sufficient supply of clinical trial materials.

If we or our partners must conduct additional clinical trials or other testing of any product candidates beyond those that are contemplated, or are unable to successfully complete clinical trials or other testing of any the product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our partners may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing requirements; or

●	remove the product from the market after obtaining marketing approval.

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

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including:

●	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy;

●	we may be required to add labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

If we or our partners fail to comply with regulatory requirements following approval of our product candidates, a regulatory agency may:

●	issue a warning letter asserting we are in violation of the law;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending NDA or supplements to an NDA submitted by us;

●	seize product; or

●	refuse to allow us to enter into supply contracts, including government contracts.

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

We are likely to use third party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain of our product candidates. These strategic alliances will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

●	a partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

●	a partner may cease development in therapeutic areas which are the subject of our strategic alliances;

●	a partner may change the success criteria for a program or product candidate delaying or ceasing development of such program or candidate;

●	a significant delay in initiation of certain development activities by a partner could also delay payment of milestones tied to such activities, impacting our ability to fund our own activities;

●	a partner could develop a product that competes, either directly or indirectly, with an alliance product;

●	a partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

●	a partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

●	a partner may exercise its rights under the agreement to terminate a strategic alliance;

●
a dispute may arise between us and a partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●
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

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or that is costly or damaging to us;

●
the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control; and

●	failing to deliver products under specified storage conditions and in a timely manner.

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

All of our programs are in a preclinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

●	discover and develop therapeutics superior to other products in the market;

●	attract qualified scientific, product development and commercial personnel;

●	obtain patent and/or other proprietary protection for our technology platform and product candidates;

●	obtain required regulatory approvals; and

●	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapeutics.

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

Assuming one or more product candidates achieve regulatory approval and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

●	demonstration of clinical safety and efficacy compared to other products;

●	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

●	the prevalence and severity of any AEs;

●	limitations or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness;

●	the effectiveness of our or any collaborators’ sales and marketing strategies;

●	our ability to obtain hospital formulary approval; and

●	our ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could cause increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is endemic;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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
We have 24 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete will depend, in part, on our ability to manage any future growth.

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

●
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

●
federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third party payers that are false or fraudulent;

●
the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●
HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●
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

Using our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Regardless of merit or eventual outcome, product liability claims may cause:

●	impairment of our business reputation;

●	withdrawal of clinical trial participants;

●	costs due to related litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	the inability to commercialize our product candidates; and

●	decreased demand for our product candidates, if approved for commercial sale.

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

As of May 10, 2016, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 80% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. These stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our stockholders.

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

Under our Equity Incentive Plans, our management may grant stock options and other equity-based awards to our employees, directors and consultants. During 2015, our Board of Directors authorized an additional 50 million shares for grant to our employees, directors and consultants.  These additional shares are offered under our 2015 Equity Incentive Plan.  During 2015, 21,970,000 stock options were granted under this plan. The number of shares available for future grant under the Equity Incentive Plans is approximately 29.5 million shares.

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

As of May 10, 2016, we had approximately 704 million shares of common stock outstanding, approximately 106 million of which may be publicly sold under Rule 144. In general, Rule 144 provides that any non-affiliate of Cocrystal, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2016, Cocrystal Pharma, Inc. (the “Company”) accepted subscription agreements representing investor commitments totaling $5,004,370 in a private placement offering to investors who participated in the March 2015 private placement on a pro-rata basis to their participation in the March 2015 private placement (the “Offering”) of 9,812,491 shares of the Company’s common stock at a purchase price of $0.51 per share. The purchasers included 7 members of the Company’s board of directors including Dr. Raymond F. Schinazi and Dr. Phil Frost. As of the date of this report, the Company has received all of the committed funds.

The Company intends to use the net proceeds of the Offering for working capital and general corporate purposes.  The form of Securities Purchase Agreement was attached as Exhibit 10.1 to our 2015 Form 10-K and is incorporated herein by reference.

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

Cocrystal Pharma, Inc.

Dated: May 10, 2016	By:	/s/ Jeffrey Meckler
Jeffrey Meckler Chief Executive Officer (Principal Executive Officer)
Dated: May 10, 2016	By:	/s/ Curtis Dale
Curtis Dale Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Exhibit Description	Incorporated by Reference			Filed or Furnished Herewith
		Form	Date	Number
10.1	Securities Purchase Agreement	10-K	3/15/16	10.1	Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker GA 30084.