Form 10-Q
period 2016-06-30
Cocrystal Pharma, Inc.
filed 2016-08-09
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of August 5, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 704,255,407.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2016

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,022	$9,276
Accounts receivable	13	32
Prepaid expenses and other current assets	688	441
Mortgage note receivable, current portion	213	170
Total current assets	5,936	9,919

Property and equipment, net	357	430
Deposits	56	31
Mortgage note receivable, long-term portion	2,303	2,354
In process research and development	146,301	146,301
Goodwill	65,195	65,195
Total assets	$220,148	$224,230

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	1,514	2,585
Derivative liabilities	1,869	4,115
Total current liabilities	3,383	6,700

Long-term liabilities
Deferred rent	57	61
Deferred tax liability	49,875	49,875
Total long-term liabilities	49,932	49,936

Total liabilities	53,315	56,636

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, 0 shares issued and outstanding at June 30, 2016 and December 31, 2015 respectively, issued in the merger with RFS Pharma, LLC	-	-

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 800,000 shares authorized; 704,255 and 694,396 issued and outstanding as of June 30, 2016 and December 31, 2015, respectively	704	694
Additional paid-in capital	235,924	229,456
Accumulated deficit	(69,795)	(62,556)
Total stockholders' equity	166,833	167,594

Total liabilities and stockholders' equity	$220,148	$224,230

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015

Grant revenues	$-	$27	$-	$53

Operating expenses
Research and development	2,368	1,946	5,710	3,505
General and administrative	1,836	1,898	3,829	2,536
Total operating expenses	4,204	3,844	9,539	6,041

Loss from operations	(4,204)	(3,817)	(9,539)	(5,988)

Other income (expense)
Interest income	39	44	89	88
Realized gain (loss) on marketable securities	-	(1,685)	-	(1,685)
Change in fair value of derivative liabilities	938	2,887	2,211	(11,528)
Total other income (expense), net	977	1,246	2,300	(13,125)

Loss before income taxes	(3,227)	(2,571)	(7,239)	(19,113)
Income Tax Expense	-	(52)	-	(52)
Net loss	$(3,227)	$(2,623)	$(7,239)	$(19,165)

Comprehensive loss:
Net loss	$(3,227)	$(2,623)	$(7,239)	$(19,165)
Unrealized loss on marketable securities, net of tax	-	744	-	(236)
Total comprehensive loss	$(3,227)	$(1,879)	$(7,239)	$(19,401)

Net loss per common share:
Income (loss) per share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic	704,256	692,204	700,204	566,816

Income (loss) per share, fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.03)
Weighted average common shares outstanding, diluted	705,606	696,758	701,446	566,816

 Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENT OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional Paid-in capital	Accumulated Deficit	Total Stockholders Equity
	Shares	Amount
Balance as of December 31, 2015	694,397	$694	$226,456	$(62,556)	$167,594

Exercise of warrants	27	-	35	-	35
Exercise of common stock options	20	-	3	-	3
Stock-based compensation	-	-	1,436	-	1,436
Sale of common shares	9,812	10	4,994	-	5,004
Net loss	-	-	-	(7,239)	(7,239)
Balance as of June 30, 2016	704,256	$704	$235,924	$(69,795)	$166,833

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six months ended June 30,
	2016	2015

Operating activities:
Net loss	$(7,239)	$(19,165)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	109	88
Deferred income taxes	-	52
Stock-based compensation	1,436	1,311
Change in fair value of derivative liabilities	(2,211)	11,528
Realized Loss on marketable securities	-	1,685
Change in Deferred Rent	(4)	-
Changes in operating assets and liabilities:
Accounts Receivable	19
Prepaid expenses and other current assets	(247)	(115)
Accounts payable and accrued expenses	(1,071)	526
Net cash used in operating activities	(9,208)	(4,090)

Investing activities
Purchase of fixed assets	(36)	(18)
Long-term deposits	(25)	-
Principal payments received on mortgage note receivable	8	37
Net cash provided by (used in) investing activities	(53)	19

Financing activities
Proceeds from issuance of common stock and warrants	5,004	15,862
Proceeds from exercise of stock options	3	20
Net cash provided by financing activities	5,007	15,882

Net decrease in cash and cash equivalents	(4,254)	11,811
Cash and cash equivalents at beginning of period	9,276	3,970
Cash and cash equivalents at end of period	$5,022	$15,781

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on marketable securities net of tax	$-	$(236)
Estimated fair value of warrants exchanged for common shares	-	13,862
Cashless exercise of warrants	35	-

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
June 30, 2016
(unaudited)

Note 1- Organization and Significant Accounting Policies

The Company

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

Cocrystal is a biotechnology company which develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, norovirus, influenza, hepatitus B and human papillomavirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, achieving profitable operations are dependent on, among other things, its ability to access potential markets, securing financing, attracting, retaining and motivating qualified personnel, and developing strategic alliances. Through June 30, 2016, the Company has funded its operations primarily through equity offerings.

As of June 30, 2016, the Company had an accumulated deficit of $69.8 million. During the three and six month periods ended June 30, 2016, the Company had losses from operations of $4.2 million and $9.5 million, respectively. Cash used in operating activities was approximately $5.1 million and $9.2 million for the three and six months ended June 30, 2016, respectively. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the six month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future interim periods. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Cocrystal Pharma, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the U.S. Securities and Exchange Commission (“SEC”). The following condensed consolidated balance sheet as of June 30, 2016 has been derived from audited financial statements and the unaudited interim condensed financial statements, but does not include all disclosures required by GAAP for complete financial statements.  The Company has evaluated subsequent events after the balance sheet date of June 30, 2016 through the date it has filed these unaudited condensed consolidated financial statements with the SEC (See Note 11).

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

Recent Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15). ASU 2014-15 requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption, which generally refers to an entity’s ability to meet its obligations as they become due. If substantial doubt exists but is not alleviated by management’s plan, the footnotes must specifically state that “there is substantial doubt about the entity’s ability to continue as a going concern within one year after the financial statements are issued”. In addition, if substantial doubt exists, regardless of whether such doubt was alleviated, entities must disclose (a) principal conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern (before consideration of management’s plans, if any); (b) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations; and (c) management’s plans that are intended to mitigate the conditions or events that raise substantial doubt, or that did alleviate substantial doubt, about the entity’s ability to continue as a going concern. If substantial doubt has not been alleviated, these disclosures should become more extensive in subsequent reporting periods as additional information becomes available. In the period that substantial doubt no longer exists (before or after considering management’s plans), management should disclose how the principal conditions and events that originally gave rise to substantial doubt have been resolved. The ASU applies prospectively to all entities for annual periods ending after December 15, 2016, and to annual and interim periods thereafter. Early adoption is permitted. The Company has not yet adopted the provisions of this ASU.

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

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2015-17, Income Taxes: Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”). ASU 2015-17 eliminates the requirement to bifurcate deferred taxes between current and non-current on the balance sheet and requires that deferred tax liabilities and assets be classified as noncurrent on the balance sheet. ASU 2015-17 is effective for public entities in fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. The amendments for ASU-2015-17 can be applied retrospectively or prospectively and early adoption is permitted. The adoption of this standard is not expected to have a material impact for any period presented.

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

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of June 30, 2016 and December 31, 2015, and their placement within the fair value hierarchy as discussed above (in thousands):

	June 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$5,022	$5,022	$-	$-
Total assets	$5,022	$5,022	$-	$-

Liabilities:
Warrants potentially settleable in cash	$1,869	$-	$-	$1,869
Total liabilities	$1,869	$-	$-	$1,869

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$9,276	$9,276	$-	$-
Total assets	$9,276	$9,276	$-	$-

Liabilities:
Warrants potentially settleable in cash	$4,115	$-	$-	$4,115
Total liabilities	$4,115	$-	$-	$4,115

The Company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2016 or 2015. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2016 and 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2016	June 30, 2015
Balance , January 1,	$4,115	$8,464
Estimated fair value of warrants exchanged for common shares	(35)	(13,862)
Change in fair value of warrants	(2,211)	11,528
Balance at June 30, 2016 and 2015	$1,869	$6,130

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

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 704,255,407 shares issued and outstanding as of June 30, 2016.

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

Shares of common stock are reserved for future issuance as follows as of June 30, 2016 (in thousands):

As of June 30, 2016
Stock options issued and outstanding	43,051
Options reserved for future issuance under the Company's 2015 Incentive Plan	29,485
Warrants outstanding	6,275
Total	78,811

 Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2016 (in thousands):

	Warrants accounted for as: Equity			Warrants accounted for as: Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2015	650	455	1,500	1,000	775	4,000	8,380

Warrants Expired	(650)	(455)	-	(889)	-	-	(1,994)
Warrants exercised	-	-	-	(111)	-	-	(111)
Outstanding, June 30, 2016	-	-	1,500	-	775	4,000	6,275
Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in February 2012, October 2013 and January 2014.  The remaining warrants issued in February 2012 expired during the first quarter of 2016.  The remaining outstanding warrants issues in October 2013 and January 2014 are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2016:

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

	October 2013 warrants	January 2014 warrants

Strike price	$0.50	$0.50

Expected term (years)	7.3	7.5
Cumulative volatility %	94%	98%
Risk-free rate %	1.31%	1.33%

Warrants classified as equity

Warrants that were recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet, are included in the above table which shows all warrants.

Note 5 – Stock-based compensation

The Company recorded approximately $719,000 and $1,436,000 of stock-based compensation related to employee stock options for the three and six months ended June 30, 2016 and $1,218,000 and $1,311,000 for the three and six months ended June 30, 2015, respectively. As of June 30, 2016, there was $9,829,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 3.5 years.

As of June 30, 2016, an aggregate of 72,536,000 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plans, including 43,051,000 shares subject to outstanding common stock options granted under the plan and 29,485,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the six months ended June 30, 2016 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	29,485	43,071	$0.48	$-
Exercised	-	(20)	0.15	-
Granted	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2016	29,485	43,051	$0.47	$172

As of June 30, 2016, options to purchase 43,051,200 shares of common stock, with an aggregate intrinsic value of $172,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 3.6 years. As of June 30, 2016, options to purchase 20,196,201 shares of common stock, with an intrinsic value of $5,502,000 were exercisable with a weighted average exercise price of $0.20 per share and a weighted average remaining contractual term of 3.6 years.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2016 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on June 30, 2016 of $0.475 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2016	2015	2016	2015
Options to purchase common stock	43,051	23,414	43,059	23,414
Warrants to purchase common stock	1,350	3,826	1,242	8,380
Total	44,401	27,240	44,301	31,794

Note 7 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm. At June 30, 2016, the carrying amount of the mortgage note receivable was $2,516,000, which consisted of $2,450,000 of principal, $41,000 of interest and $25,000 of fees paid to the selling bank. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

However, on December 23, 2015, the Company issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June 2014.  Cocrystal Pharma, Inc. also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of June 30, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $360,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 or 2016 financial statements.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $49,875,000 as of June 30, 2016 and December 31, 2015 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of June 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.

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

The Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by an entity managed by Mr. Daniel Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Laboratories in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  At a hearing held April 19, 2016 the Court ordered the parties to attempt resolution through a mediation.  This mediation took place May 19, 2016 with no resolution. A trial date has been set for February 2017.

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

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc. also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of June 30, 2016 the additional amounts due Cocrystal Pharma, Inc. total approximately $360,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its 2015 or 2016 financial statements.

Note 10 - Transactions with Related Parties

As part of the merger (that occurred on November 25, 2014) with RFS Pharma, LLC, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, Georgia.  This lease was amended on January 1, 2014 and expires on December 31, 2016 for approximately 5,626 square feet of office and laboratory space. Cocrystal leases the Tucker, Georgia facility from a trust established, in part, for the benefit of one of Cocrystal’s Directors, Dr. Raymond Schinazi. This lease terminates December 31, 2016.  The total rent expense was $46,000 and $92,000 for the three and six months ended June 30, 2016 and $45,000 and $90,000 for the three and six months ended 2015, respectively.

Emory University: Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of HCV that were jointly developed by Emory and Cocrystal Pharma employees. The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013. The agreement includes payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones. Additionally, Cocrystal may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University and may share in these royalty payments to Emory.

Duke University and Emory University: Cocrystal Pharma has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV). This license allows Cocrystal Pharma to develop and potentially commercialize a cure for HBV and HPV utilizing the underlying patents and technologies developed by the universities. This agreement includes a non-refundable $100,000 license fee payable to Duke upon a determination of rights letter from the U.S. Veterans Administration with respect to patents and know-how that disclaims any ownership interest. Future royalties may be payable to Duke, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University and may share in these royalty payments to Emory.

We have engaged seven physicians that comprise our Scientific Advisory Board.  These physicians are compensated approximately $25,000 per quarter collectively for providing their expertise.  Three of these physicians are also investors in our company.

Note 11 – Subsequent Events

Subsequent to the Balance Sheet reporting date of June 30, 2016, our Chief Executive Officer, Jeffrey Meckler  and Chief Medical Officer, Douglas Mayers tendered their resignations with an effective date of July 21, 2016, Gary Wilson was named Interim Chief Executive Officer on July 22, 2016.

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

Highlights

During the last three months, the Company focused on its research and development efforts and commenced clinical trials for our Non-Nucleoside HCV Polymerase Inhibitor (NNI) CC-31244.

●	Hepatitis C - CC-31244. Our first in-human study began in April, 2016. This is Phase 1a safety study. Four of the five dose groups have completed and dosing in the final group has commenced.

●
Hepatitis C – CC-2850. Our former back-up nucleoside inhibitor, CC-2850, has a better pre-clinical profile than our previous lead candidate, CC-1845.  Therefore, we have initiated scaling-up synthesis of CC-2850 for further preclinical evaluation.

●	Hepatitis C – CC-2069. We have obtained additional preclinical in vitro data for CC-2069, our NS5A pan-genotypic inhibitor. We have initiated non-GMP and GMP synthesis of CC-2069.

●
Influenza - We are developing novel inhibitors of the influenza polymerase enzyme designed to be effective against all strains of influenza A  viruses. Current candidates target an enzyme complex essential to influenza viral replication, and have shown acceptablein vitro potency and pharmacokinetic properties.

●	Norovirus. We have continued to identify and test nucleoside and non-nucleoside polymerase inhibitors.

Results of Operations for the Three and Six Months Ended June 30, 2016 compared to the Three and Six Months Ended June 30, 2015

Revenue

As previously stated, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had $0 in grant revenue for our collaboration with the University of Mississippi on an R01 grant from the National Center of Complementary and Alternative Medicine for the three and six months ended June 30, 2016.  Grant revenues received during the three and six months ended June 30, 2015 were $27,000 and $53,000 respectively.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our clinical and pre-clinical development activities.

Total research and development expenses were approximately $2,368,000 for the three months ended June 30, 2016, compared with $1,946,000 for the three months ended June 30, 2015. The increase of $422,000, or 22%, was due to a $497,000 increase in pre-clinical and clinical costs as we ramped up a phase I trial in Q2 2016, and a $182,000 increase in compensation, offset by a decline in patent fees of $112,000, professional services of $98,000 and other operating expenses of $47,000.

Total research and development expenses were approximately $5,710,000 for the six months ended June 30, 2016, compared with $3,505,000 for the six months ended June 30, 2015. The increase of $2,205,000 or 63%, was due to a $1,619,000 increase in pre-clinical and clinical costs as we ramped up a phase I trial in 2016, a $340,000 increase in professional fees for consulting services engaged to support initiation of a Phase I clinical trial, and $246,000 in compensation and other operating costs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,836,000 for the three months ended June 30, 2016, compared with $1,898,000 for the three months ended June 30, 2015. The decrease of $62,000, or 3%, is due to a $315,000 decline in compensation costs (salaries and wages increased $247,000 offset by lower stock option expense of $562,000), an increase in legal costs of $200,000 and an increase in other operating expenses of $53,000.

General and administrative expenses were approximately $3,829,000 for the six months ended June 30, 2016, compared with $2,536,000 for the six months ended June 30, 2015. The increase of $1,293,000, or 51%, was due to a $528,000 increase in compensation-related costs primarily related to stock options and additions of key executive staff, increased professional fees of $601,000 primarily for expenses related to ongoing legal proceedings (See Part II, Item I-Legal Proceedings), and other operating expenses of $164,000 (primarily travel and facility-related expenses).

Interest Income/Expense

Interest income was $39,000 and $89,000 for the three months and six months ended June 30, 2016, respectively. Interest income was $44,000 and $88,000 for the three months and six months ended June 30, 2015, respectively. These amounts represents interest earned on the mortgage note we acquired in June 2014.  Interest expense was negligible for the three and six months ended June 30, 2016 and 2015. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income, net was $977,000 and $2,300,000 for the three and six months ended June 30, 2016, respectively.  Other income consists primarily of the change in fair value of outstanding warrants to purchase our common stock, which are accounted for as liabilities. For both the three and six months ended June 30, 2016 our stock price decreased, 111,111 warrants were exercised and 888,889 expired. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period.  If the fair value of the warrants were to decrease during the period, which it did in both the three and six months ended June 30, 2016, we record other income.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income, which occurred for both the three and six months ended June 30, 2016, while an increase in the fair value of our common stock results in other expense.  For the three and six months ended June 30, 2015, we recorded other income of $2,887,000 and other expense of ($11,528,000), respectively.  This other income or expense is non-cash.  We believe investors should focus on our operating loss rather than net loss for the periods presented.  Our operating loss for the three and six months ended June 30, 2016 was $4,204,000 and $9,539,000, respectively, compared to $3,817,000 and $5,988,000 for the same periods in 2015, respectively.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $49,875,000 as of June 30, 2016 and December 31, 2015 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three and six months ended June 30, 2016, we had a net loss of approximately $3,227,000 and $7,239,000 compared to a net loss of approximately $1,879,000 and $19,401,000 for the same periods in 2015.  For the three months ended June 30, 2016, our net loss increased $1,348,000 mostly from lower other income recognized on the change in fair value of our warrant liability ($1,949,000 other income reduction) compared to the same period in 2015.  For the three months ended June 30, 2015, net other expense of ($941,000) was a loss on the value of our marketable securities.  This did not occur during the same period in 2016. Higher research and development spending for the three months ended June 30, 2016 compared to the same period last year ($422,000 increase) contributes to the overall increase in net loss for the period. The decrease in net loss for the six months ended June 30, 2016 is primarily attributable to the $14.4 million difference in the amount recorded during the periods related to the change in the fair value of our warrant liabilities, as described above, offset by increases in operating costs.  We believe investors should focus on our operating loss rather than net loss for the periods presented.  Our operating loss, which does not include the change in the value of derivative liabilities, a non-cash expense, for the three and six months ended June 30, 2016 was $4,204,000 and $9,539,000 respectively, compared to an operating loss $3,817,000 and $5,988,000 for the same periods in 2015, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $9,208,000 for the six months ended June 30, 2016 compared to $4,090,000 for the same period in 2015. For the six months ended June 30, 2016, net cash used by operating activities consisted primarily of $9,539,000 in operating expenses net of changes in operating assets and liabilities.

Net cash used in investing activities was $53,000 for the six months ended June 30, 2016 compared to $19,000 provided for the same period in 2015.  For the six months ended June 30, 2016, net cash used for investing activities consist primarily of capital spending of $36,000 and a long-term deposit of $25,000, net of $8,000 in principal payments received on our mortgage note receivable. For the six months ended June 30, 2015, net cash of $19,000 was provided by principal payments received on our mortgage note receivable of $37,000 offset by capital spending of $18,000.

Net cash provided by financing activities was approximately $5,007,000 for the six months ended June 30, 2016 compared to cash provided by financing activities of $15,882,000 for the same period in 2015. Net cash provided by financing activities for the six months ended June 30, 2016 amounted to approximately $5,004,000 in proceeds from our sale of common stock and warrants and $3,000 for the exercise of stock options.  For the six months ended June 30, 2015, cash provided by financing activities resulted from our sale of common stock and warrants, which resulted in proceeds of $15,862,000, and proceeds from the exercise of stock options of $20,000.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the year ended December 31, 2015, the Company recorded a net loss of approximately $50.1 million and used approximately $10.3 million of cash in operating activities. For the six months ended June 30, 2016, the Company recorded a net loss of approximately $7.2 million and used approximately $9.2 million of cash for operating activities.

As of June 30, 2016 and August 5, 2016, the Company has $5.0 million and $3.1 million, respectively, in cash to fund its operations. The Company does not believe its current cash balances will be sufficient to allow the Company to fund its operating plan for the balance of 2016.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders.

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$168	$341	$-	$-

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

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of June 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of June 30, 2016, we identified the following material weaknesses:

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

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of June 30, 2016 due to the material weaknesses identified.

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

Remediation Plan

The Company recognized that it did not maintain an effective control environment during 2015 and the first half of 2016 which contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected. During the first quarter of 2016, the company began evaluation of the various risk control matrices to identify the key versus non-key activities and related controls.  During the second quarter of 2016, the Company continued to document its control environment and implement both key controls and entity-level controls.  Those controls that have been implemented have not been tested or validated by our auditors.

Segregation of Duties-The Company has developed a Segregation of Duties Matrix and has updated business processes, documentation and job roles to fully implement this matrix.  We have completed the process of assigning different people the responsibilities of authorizing transactions, recording transactions, and maintaining custody of assets to reduce the opportunities to allow any person to be in a position to both perpetrate and conceal errors or fraud in the normal course of the person’s duties. Our financial software does not provide robust administrative tools to effectively segregate roles, especially with limited financial staff.  The Company will be evaluating a replacement financial system in 2016 but will also focus on effective compensating controls until the financial software can be upgraded or replaced.

Supervision and Review of Complex Accounting Areas-During 2015, the Chief Financial Officer was responsible for calculations related to stock-based compensation and the fair value of derivative liabilities.  As conducted in 2015, this process did not provide the appropriate level of review of assumptions and underlying calculations to detect material misstatements.  For both the first and second quarters of 2016, the Controller prepared these complex calculations and the Chief Financial Officer reviewed those prior to adjusting any valuations in the financial statements.

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

More formal financial statement review processes will be established and will include the CEO and General Counsel, in addition to the CFO.  A disclosure checklist has been developed to help ensure the adequacy and timeliness of all financial statement disclosures.

Changes in Internal Control over Financial Reporting

The addition of a contract Controller to our organization in early 2016, has helped further segregate roles within the finance organization.  The Controller provided all the calculations related to stock-based compensation and the fair value of derivative liabilities.  This Controller also performed most of the journal entry processing and review of the Accountant’s account analysis.  These changes resulted in having the CFO perform oversight and review instead of direct processing.  The other changes made to our internal control over financial reporting during our most recently completed fiscal quarter have been described above.

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

The Company has been named as a party to a lawsuit filed on April 15, 2014 in Contra Costa County, California by an entity managed by Mr. Daniel Fisher. Also named in this action are two of the Company’s subsidiaries – BioZone Laboratories and Cocrystal Discovery.   The action seeks recovery on a promissory note purportedly executed by BioZone Laboratories in the principal amount of $295,000 in 2007, or almost seven years before the Company’s acquisition of Cocrystal Discovery.   Motions challenging the sufficiency of the allegations in the complaint were filed in the third quarter, 2014. The motions were granted and plaintiff was given an opportunity to amend the complaint, and plaintiff has filed an amended complaint. On July 2, 2015 the Company, along with its subsidiaries and other named defendants, filed a motion to bifurcate the action, and stay discovery on one of the causes of action.  This motion was granted on August 27, 2015 and the Court limited the scope of discovery in the first phase of the case.  The Court also ordered that the Company post a bond for the amount of $295,000, and the Company complied with the Order by posting the bond on September 29, 2015.  This is recorded as a short-term deposit.  At a hearing held April 19, 2016 the Court ordered the parties to attempt resolution through a mediation.  This mediation took place on May 19 and no resolution resulted from that session. A trial date has been set for February 2017.

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

In December 2015, Cocrystal Pharma, Inc. issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June, 2014.  Cocrystal Pharma, Inc. also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  As of June 30, 2016, the additional amounts due Cocrystal Pharma, Inc. total approximately $360,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded these amounts in our 2015 and 2016 financial statements.

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

 RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors before deciding whether to invest in the Company. There have been no material changes to our risk factors since our Annual Report on Form 10-K for the year ended December 31, 2015, except for the following:

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

If we do not raise additional debt or equity capital, we may not be able to remain operational.

Based on cash on hand as of June 30, 2016 of $5.0 million which includes first quarter 2016  financing received of $5.0 million, Cocrystal does not have the capital to finance operations for the next 12 months. This raises substantial doubt about our ability to continue operations over the next twelve months and be a going concern.

We have devoted the majority of our financial resources to research and development. We have financed our operations primarily through the sale of equity securities. The results of our operations will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We anticipate our expenses will increase substantially if and as we continue our research, preclinical and clinical development of our product candidates. We anticipate that if we undertake additional clinical studies our expenses will increase even further.

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or sufficient enough to render the Company unable to continue operations at all.

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We depend on principal members of our executive and research teams, the loss of whose services may adversely impact the achievement of our objectives.  During July 2016, our Chief Executive Officer, Jeffrey Meckler and our Chief Medical Officer, Dr. Douglas Mayers resigned. We may not be able to attract and retain key personnel on acceptable terms considering the competition among numerous pharmaceutical companies for individuals with similar skill sets.  Because of this competition, our compensation costs may increase significantly.  If we lose additional key employees, our business may suffer. Our future success will also depend, in part, on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel.

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

Cocrystal Pharma, Inc.

Dated: August 9, 2016	By:	/s/Gary Wilcox
Gary Wilcox Interim Chief Executive Officer (Principal Executive Officer)
Dated: August 9, 2016	By:	/s/ Curtis Dale
Curtis Dale Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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