Form 10-Q
period 2016-09-30
Cocrystal Pharma, Inc.
filed 2016-11-09
CIK 1412486

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant:   (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒ No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of November 7, 2016, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 714,031,508.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2016

-i-

Part I – FINANCIAL INFORMATION
Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,906	$9,276
Accounts receivable	16	32
Prepaid expenses and other current assets	625	441
Mortgage note receivable, current portion	208	170
Total current assets	6,755	9,919

Property and equipment, net	320	430
Deposits	54	31
Mortgage note receivable, long-term portion	2,276	2,354
In process research and development	146,301	146,301
Goodwill	65,195	65,195
Total assets	$220,901	$224,230

Liabilities and stockholders' equity
Current liabilities:
Accounts payable and accrued expenses	$1,243	$2,585
Derivative liabilities	1,907	4,115
Total current liabilities	3,150	6,700
Long-term liabilities
Deferred rent	54	61
Deferred tax liability	49,875	49,875
Total long-term liabilities	49,929	49,936

Total liabilities	53,079	56,636

Commitments and contingencies

Series A convertible preferred stock, $0.001 par value; 1,000 shares authorized, 0 shares issued and outstanding at September 30, 2016 and December 31, 2015 respectively, issued in the merger with RFS Pharma, LLC	-	-

Stockholders' equity:
Series B convertible preferred stock, $.001 par value; 5,000 shares authorized; 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	-	-
Common stock, $.001 par value; 800,000 shares authorized; 714,032 and 694,396 issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	714	694
Additional paid-in capital	238,784	229,456
Accumulated deficit	(71,676)	(62,556)
Total stockholders' equity	167,822	167,594

Total liabilities and stockholders' equity	$220,901	$224,230

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(unaudited)
(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015

Grant revenues	$-	$24	$-	$78

Operating expenses
Research and development	2,093	2,177	7,803	5,751
General and administrative	(199)	1,437	3,630	3,902
Total operating expenses	1,894	3,614	11,433	9,653

Loss from operations	(1,894)	(3,590)	(11,433)	(9,575)

Other income (expense)
Interest income	51	45	141	134
Realized gain (loss) on marketable securities	-	-	-	(1,686)
Other income (expense) net	-	1	(1)	-
Change in fair value of derivative liabilities	(38)	3,036	2,173	(8,494)
Total other income (expense), net	13	3,082	2,313	(10,046)

Loss before income taxes	(1,881)	(508)	(9,120)	(19,621)

Income tax expense	-	-	-	(52)

Net loss and comprehensive loss	$(1,881)	$(508)	(9,120)	$(19,673)

Net loss per common share:
Income (loss) per share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Weighted average common shares outstanding, basic	707,478	694,375	702,634	609,803

Income (loss) per share, fully diluted	$(0.00)	$(0.01)	$(0.02)	$(0.03)
Weighted average common shares outstanding, diluted	707,478	696,946	703,417	609,803

 Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(unaudited)
(in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders'
	Shares	Amount	Paid in capital	Deficit	Equity
Balance as of December 31, 2015	694,396	$694	$229,456	$(62,556)	$167,594

Exercise of warrants	27	-	35	-	35
Exercise of common stock options	20	-	3	-	3
Stock-based compensation	-	-	297	-	297
Sale of common shares	19,589	20	8,993	-	9,013
Net loss	-	-	-	(9,120)	(9,120)
Balance as of September 30, 2016	714,032	$714	$238,784	$(71,676)	$167,822

Cocrystal Pharma, Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine months ended September 30,
	2016	2015
Operating activities:
Net loss	$(9,120)	$(19,673)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	159	133
Deferred income taxes	-	52
Stock-based compensation	297	2,049
Change in fair value of derivative liabilities	(2,173)	8,494
Realized loss on marketable securities	-	1,686
Change in deferred rent	(7)	-
Changes in operating assets and liabilities:
Accounts receivable	16	7
Prepaid expenses and other current assets	(184)	(387)
Accounts payable and accrued expenses	(1,342)	362
Net cash used in operating activities	(12,354)	(7,277)

Investing activities
Purchase of fixed assets	(49)	(217)
Long-term deposits	(23)	-
Principal payments received on mortgage note receivable	40	55
Net cash provided by (used in) investing activities	(32)	(162)

Financing activities
Proceeds from issuance of common stock and warrants	9,013	15,862
Proceeds from exercise of stock options	3	20
Net cash provided by financing activities	9,016	15,882

Net increase (decrease) in cash and cash equivalents	(3,370)	8,443
Cash and cash equivalents at beginning of period	9,276	3,970
Cash and cash equivalents at end of period	$5,906	$12,413

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Unrealized loss on marketable securities net of tax	$-	$(236)
Estimated fair value of warrants exchanged for common shares	-	13,862
Cashless exercise of warrants	35	-

 Cocrystal Pharma, Inc.
Notes to the Condensed Consolidated Financial Statements
September 30, 2016
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

Cocrystal is a biotechnology company which develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates designed to transform the treatment and/or prophylaxis of hepatitis C virus, influenza virus, norovirus, hepatitis B virus and human papillomavirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, achieving profitable operations are dependent on, among other things, its ability to access potential markets, securing financing, attracting, retaining and motivating qualified personnel, and developing strategic alliances. Through September 30, 2016, the Company has funded its operations primarily through equity offerings.

As of September 30, 2016, the Company had an accumulated deficit of $71.7 million. During the three and nine month periods ended September 30, 2016, the Company had losses from operations of $1.9 million and $11.4 million, respectively. Cash used in operating activities was approximately $12.4 million for the nine months ended September 30, 2016. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented.  Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any future interim periods. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Cocrystal Pharma, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 as filed with the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet as of September 30, 2016 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by GAAP.  The Company has evaluated subsequent events after the balance sheet date of September 30, 2016 through the date it has filed these unaudited condensed consolidated financial statements with the SEC and has disclosed all events or transactions that would require recognition or disclosures in these unaudited condensed consolidated financial statements (See Note 11).

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

Note 2 – Fair Value Measurements

FASB Accounting Standards codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of September 30, 2016 and December 31, 2015, and their placement within the fair value hierarchy as discussed above (in thousands):

	September 30,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$5,906	$5,906	$-	$-
Total assets	$5,906	$5,906	$-	$-

Liabilities:
Warrants potentially settleable in cash	$1,907	$-	$-	$1,907
Total liabilities	$1,907	$-	$-	$1,907

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$9,276	$9,276	$-	$-
Total assets	$9,276	$9,276	$-	$-

Liabilities:
Warrants potentially settleable in cash	$4,115	$-	$-	$4,115
Total liabilities	$4,115	$-	$-	$4,115

The Company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2016 or 2015. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2016 and 2015 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2016	September 30, 2015
Balance , January 1,	$4,115	$8,464
Estimated fair value of warrants exchanged for common shares	(35)	(13,862)
Change in fair value of warrants	(2,173)	8,494
Balance at September 30, 2016 and 2015	$1,907	$3,096

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

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 714,031,508 shares issued and outstanding as of September 30, 2016.

On March 9, 2016, we accepted subscription agreements representing investor commitments totaling $5,004,371 in a private placement offering of 9,812,492 shares of our common stock at a purchase price of $0.51 per share. The purchasers included seven members of our board of directors including Dr. Raymond F. Schinazi and Dr. Phil Frost. As of the date of this report, we have received all of the committed funds.

On September 1, 2016, we closed on proceeds of $4,008,201 in a private placement offering (the “Offering”) of 9,776,100 shares of our common stock at a purchase price of $0.41 per share. The purchasers included three members of our board of directors, including Chairman Dr. Raymond F. Schinazi, Interim Chief Executive Officer Dr. Gary Wilcox, and Dr. David Block. In addition, OPKO Health, Inc., of which one of our director's Dr. Phillip Frost is Chairman and Chief Executive Officer, invested in the Offering.

Shares of common stock are reserved for future issuance as follows as of September 30, 2016 (in thousands):

As of September 30, 2016

Stock options issued and outstanding	24,651
Options reserved for future issuance under the Company's 2015 Incentive Plan	47,885
Warrants outstanding	6,275
Total	78,811

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2016 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2015	650	455	1,500	1,000	775	4,000	8,380

Warrants Expired	(650)	(455)	-	(889)	-	-	(1,994)
Warrants exercised	-	-	-	(111)	-	-	(111)

Outstanding, September 30, 2016	-	-	1,500	-	775	4,000	6,275

Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	October 24, 2023	January 16, 2024
	Expired	Expired		Expired

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in February 2012, October 2013 and January 2014.  The remaining warrants issued in February 2012 expired during the first quarter of 2016.  The remaining outstanding warrants issued in October 2013 and January 2014 are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2016:

	October 2013 warrants	January 2014 warrants

Strike price	$0.50	$0.50

Expected term (years)	7.1	7.3
Cumulative volatility %	96%	97%
Risk-free rate %	1.42%	1.44%

The Company’s expected volatility is based on a combination of implied volatilities of similar publicly traded entities as well as including the Company's own common stock volatility, given that the Company has limited history of its own observable stock price. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the balance sheet date. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

Warrants classified as equity

Warrants that were recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet, are included in the above table which shows all warrants.

Note 5 – Stock-based compensation

The Company reversed $1,392,000 of stock option expenses during the third quarter of 2016 related to options that had been issued to two executives that left the organization in July 2016 and which had not vested. Stock option expenses recorded for the remaining employees were $254,000, resulting in a negative stock option expense of $1,138,000 for the three months ended September 30, 2016. For the nine months ended September 30, 2016 net stock option expense was $299,000. For the three and nine months ended September 30, 2015, stock option expenses of $738,000 and $2,049,000 were recognized, respectively. As of September 30, 2016, there was $1,986,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 2.4 years.

As of September 30, 2016, an aggregate of 72,536,000 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plans, including 24,651,000 shares subject to outstanding common stock options granted under the plan and 47,885,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years.  The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the nine months ended September 30, 2016 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	29,485	43,071	$0.48	$ 17,867
Exercised	-	(20)	0.15	-
Granted	-	-	-	-
Cancelled	18,400	(18,400)
Balance at September 30, 2016	47,885	24,651	$0.31	$7,619

As of September 30, 2016, options to purchase 24,651,200 shares of common stock, with an aggregate intrinsic value of $7,619,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 4.2 years. As of September 30, 2016, options to purchase 21,598,860 shares of common stock, with an intrinsic value of $6,342,000 were exercisable with a weighted average exercise price of $0.17 per share and a weighted average remaining contractual term of 3.7 years.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2016 was calculated based on the closing price of the Company’s common stock as reported on the OTCQB market on September 30, 2016 of $0.49 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

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

The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Net income (loss)	$(1,881)	$(508)	$(9,120)	$(19,673)
Change in fair value of derivative liability - income/(loss)	-	3,036	2,173	-
Net income (loss) attributable to shareholders	$(1,881)	$(3,544)	$(11,293)	$(19,673)

Denominator:
Weighted average shares outstanding used to compute net income (loss) per share:
Basic	707,478	694,375	702,634	609,803
Adjustment for dilutive effects of warrants	-	2,571	783	-
Diluted	707,478	696,946	703,417	609,803

Net income (loss) per share
Basic (net income / basic shares)	$(0.00)	$(0.00)	$(0.01)	$(0.03)
Diluted (net income attributable/ diluted shares)	$(0.00)	$(0.01)	$(0.02)	$(0.03)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2016	2015	2016	2015
Options to purchase common stock	24,651	24,614	24,651	24,614
Warrants to purchase common stock	-	2,571	783	-
Total	24,651	27,185	25,434	24,614

Note 7 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by 580 Garcia Properties, an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm Corporation (“MusclePharm”). At September 30, 2016, the carrying amount of the mortgage note receivable was $2,507,000. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note would be considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. If the note were considered to be impaired, the amount of loss would be calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. No impairment loss has been recognized in connection with the mortgage note receivable.

On December 23, 2015, the Company issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on the promissory note. The Company also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  On September 27, 2016, The Notice of Default and Election to Sell under Deed of Trust was formally filed and recorded in Contra Costa County California. As of September 8, 2016, the additional amounts due the Company total approximately $206,000. Due to the contingent nature of this default action, the Company has not recorded a receivable for this amount in its financial statements.  The Company is no longer accepting scheduled payments from the defendants until matter is resolved.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $49,875,000 as of September 30, 2016 and December 31, 2015 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of September 30, 2016 and December 31, 2015, the Company had no unrecognized tax benefits.

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

On December 23, 2015, the Company issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June 2014.  On September 27, 2016, The Notice of Default and Election to Sell under Deed of Trust was formally filed and recorded in Contra Costa County California. The additional amounts due the Company have not been recorded in its financial statements.

Note 10 - Transactions with Related Parties

As part of the merger (that occurred on November 25, 2014) with RFS Pharma, LLC, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, Georgia.  This lease was amended on January 1, 2014 and expires on December 31, 2016 for approximately 5,626 square feet of office and laboratory space. Cocrystal leases the Tucker, Georgia facility from a trust established, in part, for the benefit of one of Cocrystal’s Directors, Dr. Raymond Schinazi. This lease terminates December 31, 2016.  The total rent expense was $59,000 and $177,000 for the three and nine months ended September 30, 2016, respectively, and $55,000 and $165,000 for the three and nine months ended September 30, 2015, respectively.

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

None

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal is a biotechnology company working to develop novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create first-in-class and best-in-class antiviral drug candidates.  Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and/or prophylaxis of hepatitis C virus, norovirus, and influenza virus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Highlights

During the three months ending September 30, 2016, the Company focused on its research and development efforts and continued its clinical trials for our Non-Nucleoside HCV Polymerase Inhibitor (NNI) CC-31244, which began in April 2016.

●
 Hepatitis C - CC-31244 (Pan-genotypic NNI).  The Company announced positive interim data from a randomized, double-blind Phase Ia/Ib study of CC-31244, a pan-genotypic, potent NS5B non-nucleoside inhibitor (NNI), for the treatment of chronic hepatitis C virus (HCV) infection. The study is designed to evaluate CC-31244's safety/tolerability and pharmacokinetics, including food effect and antiviral activity.

The study includes two groups: Group A (single ascending doses, and multiple doses in healthy volunteers), and Group B (multiple doses in HCV infected individuals). The study has dosed a total of 42 healthy volunteers with single (20, 50, 100, 200 and 400 mg) and multiple doses of CC-31244 at 200 and 400 mg for 7 days. Four HCV GT1 infected patients have been dosed with 400 mg once daily for 7 days.

Initial data from the once daily 400 mg dosing study show that CC-31244 had a substantial and durable antiviral effect with an average HCV RNA viral load decline from baseline of 3 logs by Day 4. The average viral load did not return to baseline levels even at 6 days post last dose. In addition, no viral breakthrough was observed during the treatment period. No serious adverse event was reported. To date, CC-31244 appears to be safe and well tolerated in both healthy and HCV-infected subjects.

●
Hepatitis C – CC-2850 (Pan-genotypic nucleoside inhibitor). We have generated additional pre-clinical in vitro and in vivo data for comparison with Sofosbuvir.

●
Hepatitis C – CC-2069 (Pan-genotypic NS5A inhibitor).  We have obtained additional preclinical in vitro data for CC-2069. We are nearing completion of the synthesis of non-GMP and GMP batches of CC-2069.

●
Hepatitis C - Helicase – We have continued preclinical studies on several helicase inhibitors and have conducted in vitro combination studies with HCV DAAs (Direct-Acting Antivirals).
●
Influenza - We are developing novel broad spectrum inhibitors of the influenza A polymerase enzyme. Our inhibitors target an enzyme complex essential to influenza viral replication and transcription, and have shown excellent in vitro potency and pharmacokinetic properties. Our lead molecule is now being tested in pre-clinical toxicology studies.

●
Norovirus - We have continued to identify and test nucleoside and non-nucleoside polymerase inhibitors.

Results of Operations for the Three and Nine months Ended September 30, 2016 compared to the Three and Nine months Ended September 30, 2015

Revenue

As previously stated, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had no revenue for the three and nine months ended September 30, 2016.  Grant revenues received during the three and nine months ended September 30, 2015 were $24,000 and $78,000, respectively, and were related to a collaboration with the University of Mississippi on an R01 grant from the National Center of Complementary and Alternative Medicine.

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

Total research and development expenses were approximately $2,093,000 for the three months ended September 30, 2016, compared with $2,177,000 for the three months ended September 30, 2015. The decrease of $84,000, or 4%, was due a decrease in stock-based compensation expense of $352,000 caused primarily by reversal of stock-based compensation expense associated with options that were forfeited by an employee prior to vesting, and lower operating costs of $119,000 (primarily a decrease in rent expense of $98,000), offset by higher clinical and pre-clinical costs, a $395,000 increase, as we proceeded with a Phase I clinical trial in 2016.

Total research and development expenses were approximately $7,803,000 for the nine months ended September 30, 2016, compared with $5,751,000 for the nine months ended September 30, 2015. The increase of $2,052,000 or 36%, was due to a $1,619,000 increase in pre-clinical and clinical costs as we ramped up a phase I trial in 2016, a $200,000 increase in professional fees for consulting services engaged to support initiation of a Phase I clinical trial, and $109,000 in compensation and other operating costs. These were partially offset by a reduction in general operating costs of $193,000 (primarily a decrease in rent expense of $153,000).

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were negative for the three months ended September 30, 2016 in the amount of $199,000, compared with positive expense of $1,437,000 for the three months ended September 30, 2015. The decrease of $1,636,000, is due to a $1,524,000 decline in stock-based compensation expense, lower personnel costs of $244,000 and lower travel and entertainment expenses of $41,000, offset by higher general operating costs of $183,000 (primarily an increase in rent expense of $98,000).  The significant decline in stock-based compensation and the resulting negative amount of general and administrative expense for the three months ended September 30, 2016 was due to reversal of stock-based compensation expense associated with options that were forfeited by the Company's former Chief Executive Officer prior to vesting.  Because we had assumed a zero forfeiture rate related to these options, expense associated with these options that had been recorded in previous periods was reversed during the three months ended September 30, 2016, since none of these options had vested prior to forfeiture.

General and administrative expenses were approximately $3,630,000 for the nine months ended September 30, 2016, compared with $3,902,000 for the nine months ended September 30, 2015. The decrease of $272,000, or 7%, is due to a $1,616,000 decline in stock option expense, primarily for the reason cited in the previous paragraph, offset by higher personnel costs of $321,000, higher professional fees of $569,000 (primarily legal expenses) and higher general operating costs of $451,000 (reflecting higher rent of $221,000, higher depreciation related to equipment additions and leasehold improvements at our Tucker, Georgia facility of $70,000, higher insurance costs related to D&O coverage and the addition of clinical trials coverage of $47,000, higher utilities and network services of $70,000 and California franchise taxes of $30,000 related to an audit of one of our predecessor companies, Biozone Pharmaceuticals).

Interest Income/Expense

Interest income was $51,000 and $141,000 for the three months and nine months ended September 30, 2016, respectively. Interest income was $45,000 and $134,000 for the three months and nine months ended September 30, 2015, respectively. These amounts represents interest earned on the mortgage note we acquired in June 2014.  Interest expense was negligible for the three and nine months ended September 30, 2016 and 2015.

Other Income/Expense

Other income, net was $13,000 and $2,313,000 for the three and nine months ended September 30, 2016, respectively.  Other income consists primarily of the change in fair value of outstanding warrants to purchase our common stock, which are accounted for as liabilities. For both the three and nine months ended September 30, 2016 our stock price decreased, 111,111 warrants were exercised and 888,889 warrants expired. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period.  If the fair value of the warrants decreases during the period, we record other income.  The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock results in other expense.  For the three and nine months ended September 30, 2015, we recorded other income of $3,082,000 and other expense of $10,046,000, respectively.  Except for the interest income amount noted above, this other income or expense is non-cash.  We believe investors should focus on our operating loss rather than net loss for the periods presented.  Our operating loss for the three and nine months ended September 30, 2016 was $1,894,000 and $11,433,000, respectively, compared to $3,590,000 and $9,575,000 for the same periods in 2015, respectively.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $49,875,000 as of September 30, 2016 and December 31, 2015 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three and nine months ended September 30, 2016, we had a net loss of approximately $1,881,000 and $9,120,000 compared to a net loss of approximately $508,000 and $19,673,000 for the same periods in 2015.  For the three months ended September 30, 2016, our net loss increased $1,373,000 compared to the same period in 2015 primarily from lower other income recognized on the change in fair value of our warrant liability ($3,074,000 other income reduction) offset by lower stock option expenses of $1,856,000 due to the aforementioned options forfeiture by two executives that left the organization. Greater research and development pre-clinical and clinical spending for the three months ended September 30, 2016 compared to the same period last year ($395,000 increase) contributes to the overall increase in net loss for the period. The decrease in net loss for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015 of $10,553,000 is primarily attributable to the $10.7 million difference in the amount recorded during the periods related to the change in the fair value of our warrant liabilities, as described above, offset by increases in research and development pre-clinical and clinical spending as we ramped up a phase I trial in 2016.  We believe investors should focus on our operating loss rather than net loss for the periods presented.  Our operating loss, which does not include the change in the value of derivative liabilities, a non-cash expense, for the three and nine months ended September 30, 2016 was $1,894,000 and $11,433,000 respectively, compared to an operating loss $3,590,000 and $9,575,000 for the same periods in 2015, respectively.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $12,354,000 for the nine months ended September 30, 2016 compared to $7,277,000 for the same period in 2015. For the nine months ended September 30, 2016, net cash used by operating activities consisted primarily of $11,433,000 in operating expenses net of changes in operating assets and liabilities.

Net cash used in investing activities was $32,000 for the nine months ended September 30, 2016 compared to $162,000 provided for the same period in 2015.  For the nine months ended September 30, 2016, net cash used for investing activities consisted primarily of capital spending of $49,000 and long-term deposits of $23,000, net of $40,000 in principal payments received on our mortgage note receivable. For the nine months ended September 30, 2015, net cash used for investing activities of $162,000 consisted of capital spending of $217,000, mostly for renovations of our Tucker, Georgia facility, net of principal payments received on our mortgage note receivable of $55,000.

Net cash provided by financing activities was approximately $9,016,000 for the nine months ended September 30, 2016 compared to cash provided by financing activities of $15,882,000 for the same period in 2015. Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to approximately $9,013,000 in proceeds from sale of our common stock and $3,000 for the exercise of stock options.  For the nine months ended September 30, 2015, cash provided by financing activities resulted from our sale of common stock and warrants, which resulted in proceeds of $15,862,000, and proceeds from the exercise of stock options of $20,000.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the year ended December 31, 2015, the Company recorded a net loss of approximately $50.1 million and used approximately $10.3 million of cash in operating activities. For the nine months ended September 30, 2016, the Company recorded a net loss of approximately $9.1 million and used approximately $12.4 million of cash for operating activities.

As of September 30, 2016 and November 7, 2016, the Company has $5.9 million and $5.2 million, respectively, in cash to fund its operations. The Company does not believe its current cash balances will be sufficient to allow the Company to fund its operating plan for the next twelve months.  The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$191	$333	$-	$-

The above amounts exclude potential payments to be made under our license agreement to our licensors that are based on the progress of our product candidates in development, as these payments are not determinable.

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

Cocrystal Pharma has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV) from Duke and Emory Universities. This agreement includes a non-refundable $100,000 license fee payable to Duke upon a determination of rights letter from the U.S. Veterans Administration with respect to patents and know-how that disclaims any ownership interest. Future royalties may be payable to Duke, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how.

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

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2015, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2015. Readers are encouraged to review these disclosures in conjunction with the review of this report. Because of the materiality associated with in-process research and development assets on our Balance Sheet, the following has been included which highlights management’s assessment of impairment of these assets.

Business Combinations and Intangible Assets

In connection with our acquisition of RFS Pharma in November 2014, we acquired a substantial amount of intellectual property.  We have accounted for the intellectual property acquired as an in-process research and development (IPR&D) asset and have determined that asset to have an indefinite life based on the stage of development of the research projects of RFS Pharma at the date of acquisition.  This intangible asset, which is presently recorded at $146.3 million, will continue to have an indefinite life until the associated research and development activities are complete, at which point a determination of the asset’s useful life will be made.  Prior to completion of these research and development activities, the intangible asset will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring.  These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors. The Company’s annual impairment test is done as of November 30, 2016 to coincide with the acquisition date of RFS Pharma. Management has concluded during the interim period covered by our third quarter 10-Q report that no impairment indicators have occurred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of September 30, 2016, we identified the following material weaknesses:

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

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of September 30, 2016 due to the material weaknesses identified.

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

Remediation Plan

The Company recognized that it did not maintain an effective control environment during 2015 and the first nine months of 2016 which contributed to the company not having effective controls to ensure that potential errors or misstatements may occur, but may not be detected. During the first quarter of 2016, the company began evaluation of the various risk control matrices to identify the key versus non-key activities and related controls.  During the second and third quarters of 2016, the Company continued to document its control environment and implement both key controls and entity-level controls.  Those controls that have been implemented have not been tested or validated by our auditors.

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

Supervision and Review of Complex Accounting Areas-During 2015, the Chief Financial Officer was responsible for calculations related to stock-based compensation and the fair value of derivative liabilities.  As conducted in 2015, this process did not provide the appropriate level of review of assumptions and underlying calculations to detect material misstatements.  For the first nine months of 2016, the Controller prepared these complex calculations and the Chief Financial Officer reviewed those prior to adjusting any valuations in the financial statements.

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

On December 23, 2015, the Company issued notice of default letters to 580 Garcia Properties, Daniel Fisher and Sharon Fisher for failure to remit certain payments on a promissory note executed between the parties in June 2014. The Company also exercised a failure to pay provision within that note to escalate the interest rate from 7.24% to 11.24%.  On September 27, 2016, The Notice of Default and Election to Sell under Deed of Trust was formally filed and recorded in Contra Costa County California. As of September 8, 2016, the additional amounts due the Company total approximately $206,000. Due to the contingent nature of this default action, Cocrystal Pharma, Inc. has not recorded a receivable for this amount in its financial statements.

ITEM 1.A RISK FACTORS

You should consider carefully the following risk factors, together with all of the other information included or incorporated in our Annual Report for the year ended December 31, 2015. Each of these risk factors, either alone or taken together, could adversely affect our business, operating results and financial condition, and adversely affect the value of an investment in our common stock. There may be additional risks that we do not know of or that we believe are immaterial that could also impair our business and financial position.

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

Based on cash on hand as of September 30, 2016 of $5.9 million which includes third quarter 2016 financing received of $4.0 million, Cocrystal does not have the capital to finance operations for the next 12 months. This raises substantial doubt about our ability to continue operations over the next twelve months and be a going concern.

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

We depend on principal members of our executive and research teams, the loss of whose services may adversely impact the achievement of our objectives.  During July 2016, our Chief Executive Officer, Jeffrey Meckler and our Chief Medical Officer, Dr. Douglas Mayers resigned. As of the filing date of this report, neither of these key positions have been filled. Our former CEO and current board member, Gary Wilcox is acting as Interim Chief Executive Officer. We may not be able to attract and retain key personnel on acceptable terms considering the competition among numerous pharmaceutical companies for individuals with similar skill sets.  Because of this competition, our compensation costs may increase significantly.  If we lose additional key employees, our business may suffer. Our future success will also depend, in part, on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel.

RISKS RELATED TO RELIANCE ON THIRD PARTIES

If we form strategic alliances which are unsuccessful or are terminated, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

Cocrystal Pharma has relied on chemistry resources at Emory University to perform certain studies and tests on our HCV nucleoside candidates.  Cocrystal also performs certain studies and tests for Emory University.  Neither Cocrystal Pharma nor Emory University have quantified the value of these services at this time and neither have been billed for these services.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we cannot obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

Cocrystal Pharma may seek intellectual property protection on its compounds, processes and methods through the use of patents.  The issuance, viability and successful maintenance or prosecution of patents are subject to many factors and interpretations of law that may adversely affect the ultimate availability of patent protection and could have an adverse effect on valuation of any of Cocrystal's assets or ability to realize value on such assets.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 9, 2016, we accepted subscription agreements representing investor commitments totaling $5,004,371 in a private placement offering of 9,812,492 shares of our common stock at a purchase price of $0.51 per share. The purchasers included seven members of our board of directors including Dr. Raymond F. Schinazi and Dr. Phil Frost. As of the date of this report, we have received all of the committed funds.

On September 1, 2016, we closed on proceeds of $4,008,201 in a private placement offering of 9,776,100 shares of our common stock at a purchase price of $0.41 per share. The purchasers included three members of our board of directors, including Chairman Dr. Raymond F. Schinazi, Interim Chief Executive Officer Dr. Gary Wilcox, and Dr. David Block. In addition, OPKO Health, Inc., of which one of our director's Dr. Phillip Frost is Chairman and Chief Executive Officer, invested in the offering.

We intend to use the net proceeds of these offerings for working capital and general corporate purposes.

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

Cocrystal Pharma, Inc.

Dated: November 9, 2016	By:	/s/Gary Wilcox
Gary Wilcox Interim Chief Executive Officer (Principal Executive Officer)
Dated: November 9, 2016	By:	/s/Curtis Dale
Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
10.1	Form of Securities Purchase Agreement	8-K	9/2/2016	10.1	Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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