Form 10-K
period 2016-12-31
Cocrystal Pharma, Inc.
filed 2017-03-31
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

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

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $132 million.

The number of shares outstanding of the registrant’s common stock, as of March 24, 2017, was approximately 714 million shares.

PART I

Forward-Looking Statements

Except for the historical information contained herein or incorporated by reference, this Annual Report and the information incorporated by reference contains forward-looking statements that involve risks and uncertainties. These statements include projections about our accounting and finances, plans and objectives for the future, future operating and economic performance and other statements regarding future performance. These statements are not guarantees of future performance or events. Our actual results may differ materially from those discussed here. Factors that could cause or contribute to differences in our actual results include those discussed in the following section, and included in the Item1A the Risk Factors.

Overview

Our primary business is to develop novel medicines for use in the treatment of human viral diseases. Cocrystal Pharma, Inc. (“the Company”) has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

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

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential replication function of a virus, including the RNA-dependent RNA polymerase enzyme, the helicase enzyme, and the NS5A protein of hepatitis C (HCV), and the RNA-dependent RNA polymerases of influenza virus and norovirus. The polymerase inhibitors include both nucleosides (Nucs) and non-nucleosides (NNIs). To discover and design these inhibitors, we use a proprietary platform comprising computation, nucleoside and medicinal chemistry, X-ray crystallography, and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that cause undesirable clinical side effects. While this approach is easy to describe, it is much more difficult to carry out. In particular, an extensive knowledge of viruses and drug targets is required. In addition, knowledge and experience in the fields of structural biology, enzymology, and nucleoside chemistry is required.

We developed our proprietary structure-based drug design and antiviral nucleoside chemistry under the guidance of Dr. Roger Kornberg, our Chief Scientist and recipient of the Nobel Prize in Chemistry in 2006, and Dr. Raymond Schinazi, our Chairman and a world leader in the area of nucleoside chemistry and the cofounder of several biotechnology companies focusing on antiviral drug discovery and development, including Triangle Pharmaceuticals, Idenix Pharmaceuticals, and Pharmasset Inc. Our drug discovery process focuses on those parts of the enzymes to which drugs bind and on drug-enzyme interactions at the atomic level. Additionally, we have developed proprietary targeted in-house chemical libraries of nucleosides, non-nucleoside inhibitors, metal-binding inhibitors, and fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

Cocrystal’s proprietary technology integrates several powerful and specialized techniques:

(1)	Selection of viral drug targets amenable to broad-spectrum antiviral drug development and essential for viral genome replication;

(2)	Nucleoside chemistry;

(3)	Atomic resolution 3-D structure determination of drug binding pockets;

(4)	In-depth computational analysis of conservation of drug-binding pockets and critical molecular interactions between antiviral inhibitors and amino acid residues of the target molecule’s drug-binding pocket;

(5)	Cocrystal structure determinations to inform hit identification, hit-to-lead, and lead optimization processes;

(6)	Molecular modeling and computer-guided lead discovery to support rational chemical modifications based on structure-activity relationships, or SAR, of candidate inhibitor compounds;

(7)	Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad spectrum activity; and

(8)	Platforms for rapid identification of antiviral enzyme inhibitors showing broad-spectrum antiviral capability.

We have applied these techniques to develop antiviral inhibitors of three important viruses: hepatitis C, influenza, and norovirus.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class broad-spectrum antiviral drugs with high-barrier-to-drug resistance. An ideal product for an antiviral therapy would have at least the following characteristics:

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

Safety and tolerability: All drugs have side effects, also referred to as adverse effects. These usually result from a drug’s ability to bind to human biological molecules (usually proteins). When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects. Our inhibitors target viral replication enzymes and a viral replication protein, which are unique to viruses. Because the targets are viral, not human, minimal adverse effects are possible. During the discovery phase, we evaluate candidate compounds for potential cross-reactivity with human replication enzymes and eliminate those that are cross-reactive.

Broadly effective against major strains responsible for a viral disease: For any given viral disease, there are different strains of viruses that cause the disease. For example, there are six major different strains of the virus known to cause hepatitis C (HCV). These strains are termed “genotypes.” Each HCV genotype is common in some parts of the world and rare in others. Also, there are three types of influenza viruses, A, B, and C. Influenza A and B viruses are significant human respiratory pathogens that cause both seasonal, endemic inflection, and unpredictable pandemics. Influenza C is a subtype of the influenza virus that tends to only mild illness, and is not responsible for seasonal and pandemic infections.

Many antiviral drugs available today are only effective against certain strains of viruses and less effective or not effective at all against other strains. To address this problem, we are developing drug candidates that specifically target viral proteins involved in viral replication. Despite the various strains of virus that may exist, these enzymes are essentially identical (highly conserved) among all strains of a given virus. By targeting these conserved replication enzymes, our antiviral compounds are designed and tested to be effective against major virus strains. Replication enzymes are conserved not only among subtypes of a given virus but also among many different viruses, creating an opportunity for the development of broad spectrum antiviral drugs.

High Barrier to drug Resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, spontaneously develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies.

Cocrystal’s focus on viral replication proteins can overcome the obstacle of viral resistance. We identify and target critical components of viral replication proteins that are essential for function, therefore, sensitive to change. Any mutation in these critical components is likely to inactivate the replication protein and, in turn, render the virus incapable of replicating. Because such mutations cannot propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ. We test the effectiveness of our compounds against potential viral mutations and select compounds with the highest barrier to resistance.

Ease of administration: We select compounds for development that can be administered orally, preferably once daily, and in pill-form.

Research and Development update

Therapeutic Targets

Hepatitis C: A large competitive market with opportunity for shorter treatment regimens

HCV is a highly competitive and changing market. Currently, the standard treatment varies with the genotype of the HCV infection. Prior to late 2013, treatment included peginterferon alpha and ribavirin, along with a protease inhibitor (either telaprevir, boceprevir, or simeprevir). In late 2013, sofosbuvir, a drug belonging to a new class of drugs called “nucleoside analogs” or “Nucs,” was approved to treat hepatitis C. In patients infected with HCV genotype 1 (the most common HCV genotype in the US), sofosbuvir was administered in combination with peginterferon alpha and ribavirin. In patients with HCV genotypes 2 and 3, however, sofosbuvir could be effectively administered in combination with ribavirin, without the need for peginterferon alpha. Since 2014, several new combinations of direct-acting antiviral agents (DAAs) have been approved for the treatment of HCV infection. These include Harvoni (sofosbuvir/ledipasvir), and Viekira Pak (ombitasvir/paritaprevir/ritonavir, dasabuvir), Epclusa (sofosbuvir/velpatasvir), and Zepatier (elbasvir/grazoprevir). In addition to these drugs, several compounds are currently in development by companies such as Janssen, Merck, and Bristol-Myers Squibb.

We anticipate a significant global HCV market opportunity that will persist through at least 2036, given the large prevalence of HCV infection worldwide. The 2015 World Health Organization Fact Sheet for HepC reports that between 130-150 million people worldwide have chronic HepC infections. We have four classes of HCV DAAs targeting three different HCV replication proteins - NS5B polymerase (NNI and Nuc), NS5A, and NS3 helicase. These DAAs could be developed as part of an all-oral, pan-genotypic combination regimen with significant upside. Our focus is on developing what is now called ultrashort treatment regimens from 2 to 6 weeks in length. Such a combination treatment with different classes of DAAs has the potential to change the paradigm of treatment for HCV with its efficacy, higher barrier to viral resistance, improved compliance, and shorter duration of treatment. These strategies could allow us to expand and broaden our portfolio in the HCV antiviral therapeutic area globally, and could lead to a high and fast cure rate, to improve compliance, and to simplified treatment duration. No competing company has yet developed a short HCV treatment of 4 weeks or less successfully with a high (>95%) sustained virological response at week 12.

CC-31244, HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. The Company completed a Phase 1a study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a study in healthy volunteers and HCV-infected subjects. The Company is presently conducting a Phase 1b study in HCV genotype 1 subjects. Cocrystal Pharma presented the interim results from the 1b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, slow viral rebound after treatment, and no viral breakthrough during treatment. Results of this study suggest that CC-31244 could be an important component in an all-oral HCV combination therapy. The Company has three additional preclinical candidates: a pan-genotypic nucleoside inhibitor, an NS5A inhibitor, and an NS3 helicase inhibitor.

The Company is seeking a partner for further clinical development of CC-31244 and the preclinical candidates.

Influenza: A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused primarily by influenza A or B virus. The Centers for Disease Control (CDC) estimates that influenza is linked to 49,000 deaths and 200,000 hospitalizations each year in the United States. The worldwide market for antiviral drugs to treat influenza was $3.8 billion in 2012 and is expected to grow to $6 billion by 2018 (bccResearch).

Influenza viruses are significant human respiratory pathogens that cause both seasonal, endemic infections and periodic, unpredictable pandemics. The worst pandemic on record, in 1918, killed approximately 50 million people worldwide. Human infections caused by H5N1 highly pathogenic avian influenza viruses have raised concern about the emergence of another pandemic. The histopathology of fatal influenza virus pneumonias has been documented over the past 120 years. Strikingly, the spectrum of pathologic changes described in the 1918 influenza pandemic is not significantly different from the histopathology observed in other less lethal pandemics or even in deaths occurring during seasonal influenza outbreaks.

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments osteltamivir phosphate (Tamiflu(R)) and zanamavir (Relenza(R)) have appeared, and in some cases predominate. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to Tamiflu. These drugs target viral neuraminidase enzymes, which are not highly conserved between viral strains. In fact, different influenza virus strains such as H1N1 and H5N1 are named according to their respective differences in hemagglutinin (H) and neuraminidase (N).

The Company has several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We plan to initiate IND-enabling studies this year. A small number of antiviral product candidates that are competitors for Cocrystal’s influenza program are a nucleobase-like drug (Favipiravir), developed by Toyama Chemical, and VX-787, developed by Janssen.

Norovirus: A worldwide public health problem responsible for close to 90% of epidemic, non-bacterial outbreaks of gastroenteritis around the world.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis including nausea, vomiting, stomach pain and diarrhea. Other symptoms include fatigue, fever and dehydration. Noroviruses are a major cause of gastrointestinal illness in closed and crowded environments, having become notorious for their common occurrence in hospitals, nursing homes, child care facilities, and cruise ships. In the United States alone, noroviruses are the most common cause of acute gastroenteritis, and are estimated to cause 21 million illnesses each year and contribute to 70,000 hospitalizations and 800 deaths. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. Few companies are developing antiviral treatments for this disease. However, three candidate vaccines are currently in early stages of clinical testing by GlaxoSmithKline, Ligocyte and Takeda Pharmaceuticals.

By targeting viral replication enzymes, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market. Cocrystal is developing inhibitors of the RNA-dependent RNA polymerase of norovirus. It owns one of the earliest patents on nucleosides that could treat norovirus infections. Similar to the hepatitis C virus polymerases, this enzyme is essential to viral replication and is highly conserved between all noroviral genogroups. Therefore, an inhibitor of this enzyme might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed a preclinical Nuc which exhibits broad spectrum anti-norovirus activity. In addition, we have developed X-ray quality norovirus polymerase crystals. We are implementing the platform and approaches that have proven successful in our other antiviral programs.

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

As of December 31, 2016, our patent portfolio consisted of patents and pending applications in the areas primarily related to the treatment of HCV, HIV, and Norovirus.

With respect to treatment of HCV, our portfolio is divided into three groups, related to our NS5B, NS5A and NS3 programs. The NS5B program includes both nucleoside (Nuc) and non-nucleoside (NNI) compounds. In our NS5B Nuc program, we have two patents, one U.S. non-provisional application, three international applications filed under the Patent Cooperation Treaty (PCT) at the World Intellectual Property Organization (WIPO), and nineteen foreign counterpart applications, over seven patent families. The counterpart foreign applications were filed in a number of countries and regions depending on the particular patent family, including Brazil, Canada, China, Europe, India, Japan, Korea, Mexico and Russia.

In our NS5B NNI program, our patent portfolio consists of two related families, including one granted U.S. patent, one pending U.S. patent application, one pending international application, and pending counterpart applications in Taiwan and the European Patent Office.

In our NS5A program, we have two issued U.S. patents, two pending U.S. application, twenty-four foreign counterpart applications pending in Australia, Brazil, Canada, China, Columbia, Europe, India, Indonesia, Israel, Japan, Korea, Mexico, Malaysia, New Zealand, the Philippines, Russia, Singapore, South Africa, Thailand, the Ukraine, and Vietnam.

In our NS3 program, we have one issued U.S. patent, an allowed European application, and three pending foreign applications in Canada, China, and Japan.

In our Norovirus program, our patent portfolio consists of one issued U.S. patent and three pending foreign counterpart applications. Claims directed to the treatment of norovirus were also pending in another patent family, which also focused on the treatment of HCV.

We have one issued patent focused on HIV, and many of the patent applications related to NS5B nucleosides also disclose treating HIV. Management is considering the best approach to proceed with this asset.

Collaborations

Emory University: Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of HCV that were jointly developed by Emory and Cocrystal Pharma employees. The License Agreement was dated March 7, 2013. As part of the agreement, Emory agreed to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013. The agreement includes payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones. Additionally, Cocrystal may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization. Cocrystal’s Chairman and largest shareholder, Dr. Raymond Schinazi, is an inventor, and also a faculty member at Emory University.

NIH: Cocrystal Pharma has two Public Health Biological Materials License Agreements with the NIH. The original License Agreements were dated August 31, 2010 and were amended on November 6, 2013. The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

Genoscience, BioLineRx and CTTQ: On February 1, 2012, Cocrystal Pharma, in collaboration with Genoscience, entered into a worldwide license agreement with BioLineRx (NASDAQ: BLRX; TASE: BLRX), a biopharmaceutical development company, to develop and commercialize BL-8030, an orally available treatment for hepatitis C. The agreement included upfront royalties and milestones payable to both companies. BL-8030 was co-developed through a joint collaboration between Cocrystal Pharma and Genoscience. Advanced preclinical studies were conducted in collaboration with CTTQ for China and Hong Kong markets. This collaboration was terminated in February 2016.

University of Pittsburgh and Emory University: Cocrystal Pharma assigned its patent rights to the patent titled “3’-AZIDO PURINENUCLEOTIDE PRODRUGS FOR TREATMENT OF VIRAL INFECTIONS” to University of Pittsburgh on November 21, 2014. This patent is jointly owned by Cocrystal Pharma, the University of Pittsburgh and Emory University. Dr. Raymond Schinazi, is an inventor, and also a faculty member at Emory University.

Duke University and Emory University: Cocrystal has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV). This license allows Cocrystal Pharma to develop and potentially commercialize a cure for HBV and HPV utilizing the underlying patents and technologies developed by the universities. This agreement includes a non-refundable $100,000 license fee payable to Duke and Emory University upon a determination of rights letter between Emory University and the U.S. Veterans Administration with respect to patents and know-how. Future royalties may be payable to Duke and Emory University, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how. Dr. Raymond Schinazi, is an inventor and a faculty member at Emory University.

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We know of several companies that have marketed or are developing products for the treatment of influenza, including Gilead Sciences, Inc. (“Gilead”), Merck & Co., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co. and Abbvie, Inc. In particular, Gilead dominates the market for hepatitis C with an estimated share greater than 70% of the market. Its product is widely considered effective. Other companies involved in HCV drug discovery are Regulus Therapeutics, Inc., Achillion Pharmaceuticals, Inc. and Enanta Pharmaceuticals, Inc.

In February 2017, Merck & Co. announced it would write off $2.9 billion (pretax) relating to a prior acquisition for a hepatitis C drug still in clinical trials. Meanwhile Gilead announced lower forecasted sales from its three hepatitis drugs. Many of these and other companies developing products for the other viral diseases that are of interest to us have substantially greater financial resources, expertise and capabilities than we do.

Government Regulation

Government authorities extensively regulate the research, development, testing, manufacturing and commercialization of drug products. Any product candidates we develop must be approved by the U.S. Food and Drug Administration (“FDA”) before they may be legally marketed in the U.S., and by the appropriate foreign regulatory agencies before they may be legally marketed in other countries. The clinical testing of product candidates to establish their safety and efficacy in humans is subject to substantial statutory and regulatory requirements with which we must comply.

Research and Development Expenses

Manufacturing

We do not own or operate, and have no plans to establish any manufacturing facilities. Our chemistry laboratory can produce research scale (milligram-gram) quantities of our lead drug candidates. As such, our progress is often dependent on successful project execution by third party vendors.

Employees

As of March 31, 2017, we employ 18 full-time employees. Of these full-time employees, 16 are engaged in research and development activities.

Legacy Business

Our Legacy Business

Prior to the merger with Cocrystal Discovery on January 2, 2014, while operating as Biozone Pharmaceuticals, Inc., we were primarily engaged in the business of developing and manufacturing over-the-counter drug products (OTC) and cosmetic and beauty products for third parties. In addition, we marketed two lines of proprietary skin care products. All of these assets were sold to MusclePharm as part of the January 2, 2014 Asset Purchase Agreement in exchange for 1,200,000 shares of MusclePharm common stock which had a market value as of January 2, 2014 of $9,840,000. In addition, MusclePharm licensed back to us the patents we sold it for six months in exchange for our paying it a 5% royalty on gross sales.

While operating as Biozone Pharmaceuticals, Inc., we also owned a 45% interest in BetaZone Laboratories, LLC (“BetaZone”), which was engaged in the sale and license of pharmaceutical and cosmetic products in Latin America. We received no material royalties from BetaZone, which had licensed our proprietary technology. This technology was also sold to MusclePharm.

We were incorporated as a Nevada corporation on December 4, 2006 under the name International Surf Resorts Inc. We changed our name to Biozone Pharmaceuticals, Inc. on March 1, 2011 and we acquired Biozone Labs and our other subsidiaries on June 30, 2011. On January 30, 2014, we re-incorporated in Delaware. We acquired our current corporate structure and business operations following our merger with RFS Pharma, LLC effective November 25, 2014.

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

We are primarily a preclinical-stage, biopharmaceutical discovery and development company. Since inception, our operations have been limited to organizing and staffing the Company, acquiring and developing intellectual property rights, developing our technology platform, undertaking basic research on viral replication enzyme targets and conducting preclinical studies for our initial programs. In 2016, we initiated our first clinical trial in Canada, a Phase 1 study for a HCV product. Because of the need to complete clinical trials, establish safety and efficacy and obtaining regulatory approval, we do not anticipate generating revenue for at least five years and will continue to sustain large losses.

Based on cash on hand as of March 29, 2017 of $2.0 million, Cocrystal does not have the capital to finance operations for the next 12 months. This raises substantial doubt about our ability to be a going concern.

We have devoted the majority of our financial resources to research and development. We have financed our operations primarily through the sale of equity securities. The results of our operations will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We anticipate our expenses will increase substantially if and as we continue our research and clinical and preclinical development of our product candidates. We anticipate that if we continue to undertake clinical studies our expenses will increase even further.

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

identifying and validating new therapeutic strategies;

completing our research and preclinical development of pharmaceutical product candidates;

initiating and completing clinical trials for pharmaceutical product candidates;

seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

establishing and maintaining supply and manufacturing relationships with third parties;

launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

attracting, hiring and retaining qualified personnel.

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

Presently we have cash to last through April, 2017. Accordingly, we must raise approximately $8 to $10 Million to support our planned operations over the next 12 months. The Company is presently exploring various financing options, including but not limited to a private placement.

We have a non-binding commitment to invest $3 million. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity.”

There can be no assurances that we will raise the necessary capital or, if we do, it will be on terms that are favorable to our shareholders. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is very expensive. We expect our research and development expenses to substantially increase as we advance our product candidates toward clinical programs. In order to conduct these trials, we will need to raise additional capital to support our operations and such funding may not be available to us on acceptable terms, or at all.

As we move lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, we have and we will be required to file an Investigational New Drug application (“IND”) or its equivalent in foreign countries, and as we conduct clinical development of product candidates, we may have adverse results that may cause us to consume additional capital. Our partners may not elect to pursue the development and commercialization of our product candidates subject to our respective agreements with them. These events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we initiate clinical trials for new product candidates other than programs currently partnered. We will require additional capital to obtain regulatory approval for, and to commercialize, product candidates.

In securing additional financing, such additional fundraising efforts may divert our management from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we cannot raise additional capital when required or on acceptable terms, we may be required to:

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or may render the Company unable to continue operations at all.

RISKS RELATED TO THE DISCOVERY AND DEVELOPMENT OF PRODUCT CANDIDATES

Because the approach we are taking to discover and develop drugs is novel, it may never lead to marketable products.

We are concentrating our antiviral therapeutic product research and development efforts using our proprietary technology, and our future success depends on the continued successful development of this technology and the products derived from it. We have no drug products commercialized. The scientific discoveries that form the basis for our efforts to discover and develop drug product candidates are relatively new and unproven. The scientific evidence to support the feasibility of developing product candidates based on our approach is limited. If we do not successfully develop and commercialize drug product candidates based upon our technological approach, we may not become profitable and the value of our stock may decline.

Further, our focus on Cocrystal’s technology for developing drugs, as opposed to relying entirely on more standard technologies for drug development, increases the risks associated with the ownership of our stock. If we are unsuccessful in developing any product candidates using Cocrystal’s technology, we may be required to change the scope and direction of our product development activities. We may not identify and implement successfully an alternative product development strategy, and may as a result cease operations.

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

Even if we obtain regulatory approval in the United States or elsewhere including Canada, the applicable regulators may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The following discussion is based on United States law. Similar types of regulatory provision apply outside of the United States.

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

The Animal Welfare Act (“AWA”), is the United States federal law that covers the treatment of certain animals used in research. The AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements. Some states have their own regulations, including general anti-cruelty legislation, which establish certain standards in handling animals. If we or our contractors fail to comply with United States and foreign laws and regulations, as applicable, concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

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

Our efforts to develop our product candidates are at an early stage. To date, with one exception, we have not entered a compound into human clinical trials. We may be unable to progress our other product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trial, even at companies far larger and more experienced than us.

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

We do not expect to independently conduct most and certainly not all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing and on third party Clinical Research Organizations (“CROs”) to conduct clinical trials.

If these third parties terminate their engagements, we will need to enter into alternative arrangements which would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. If in the future, we elect to develop and commercialize on our own, we will remain responsible for ensuring that each of our IND-enabling preclinical studies and clinical trials are conducted under the respective study plans and trial protocols.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies under regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may be delayed in completing, the necessary clinical trials and preclinical studies to enable us or our partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

Because we intend to rely on third-party manufacturers to produce our preclinical and clinical supplies, and commercial supplies of any approved product candidates, we will subject to a variety of risks.

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

These events could lead to clinical study delays or failure to obtain regulatory approval, or impact our ability to successfully commercialize future products. Some of these events could be the basis for regulatory actions, including injunction, recall, seizure or total or partial suspension of production.

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

As third parties scale up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We or the manufacturers may identify significant impurities or stability problems, which could cause increased scrutiny by regulatory agencies, delays in clinical programs and regulatory approval, significant increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

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

We, our partners and our CROs must comply with current Good Clinical Practices (“cGCPs”), as defined by the FDA and the International Conference on Harmonization, for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators and clinical trial sites. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulators may require us to perform additional clinical trials before approving any marketing applications. Our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. If our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, fail to recruit properly qualified patients or fail to properly record or maintain patient data, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

Besides the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of our employees agrees to assign their inventions to us through an employee inventions agreement. In addition, as a general practice, `our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, we cannot provide any assurances that our trade secrets and other confidential proprietary information will not be disclosed or that competitors will not otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. The FDA, as part of its Transparency Initiative, is considering whether to make additional information publicly available on a routine basis, including information we may consider to be trade secrets or other proprietary information, and it is not clear how the FDA’s disclosure policies may change, if at all.

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

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, involves substantial litigation expense and would be a substantial diversion of employee resources from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

We may need to obtain licenses to intellectual property rights from third parties.

We may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales and other activities, an obligation on our part to pay royalties and/or other forms of compensation to third parties. Because of the costs involved in defending patent litigation, we currently lack and may in the future lack the capital to defend our intellectual property rights.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop. See the discussion at page 8 of this Report.

With the exception of one product for which a clinical trial is underway in Canada, all of our programs are in a preclinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

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

Presently, we cannot predict whether any healthcare or health insurance legislation will be enacted, although it is a key issue for President Trump. Market acceptance and sales of any product candidates we develop will depend on coverage and reimbursement policies and may be affected by future healthcare reform measures. Government authorities and third-party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. We cannot be sure that coverage and adequate reimbursement will be available for any product candidates. Also, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. If reimbursement is not available, or is available only at limited levels, we may not be able to successfully commercialize product candidates we develop.

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

We depend on principal members of our executive and research teams, the loss of whose services may adversely impact the achievement of our objectives. We are highly dependent on our Chairman of the Board, Dr. Raymond Schinazi and our President, Dr. Sam Lee. During 2016, both our Chief Executive Officer and our Chief Medical Officer abruptly resigned. Our former Chief Executive Officer has resumed his duties on an interim basis. We do not carry “key-man” life insurance on the lives of our Chairman, who is not an employee, or any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of March 31, 2017, we have 18 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete will depend, in part, on our ability to manage any future growth.

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

We keep some of our intellectual property, including trade secrets and results of our clinical and preclinical research on a central server, and our employees email such information to each other and to third parties outside of our offices. In addition, since we do not encrypt all of this information, there is a risk that hackers could misappropriate our intellectual property. Any such misappropriation could harm our business and future results of operations.

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

As of March 15, 2017, our executive officers, directors, 5% stockholders and their affiliates beneficially owned approximately 60% of our common stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. These stockholders, acting together, may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock you may believe are in your best interest as one of our stockholders.

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

Under our Equity Incentive Plans, our management may grant stock options and other equity-based awards to our employees, directors and consultants. Approximately 43 million shares of common stock are available for future grant.

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

Because we are subject to an SEC investigation, we may be subject to penalties, other relief and reputational harm.

The SEC is conducting an investigation which relates, in part, to matters that arose prior to the Company’s acquisition of Cocrystal Discovery on January 2, 2014. We are co-operating with the SEC Staff and have incurred substantial legal fees, although we understand all further fees (up to policy limits) will be covered by our D&O insurance. We cannot predict the outcome of the investigation. Among possible remedies are the imposition of civil/monetary penalties and injunctive relief as well as reputational harm.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986 if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry forwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the RFS Pharma and Cocrystal Discovery mergers and other transactions that have occurred over the past three years, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future because of subsequent shifts in our stock ownership. If we earn net taxable income, our ability to use our pre-change net operating loss carry forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

As of March 24, 2017, we had approximately 714 million shares of common stock outstanding, approximately 287 million of which are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by affiliates, are subject to additional restrictions as described below.

In general, Rule 144 provides that any non-affiliate of Cocrystal, who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

The remainder of our shares of common stock outstanding are held by affiliates of the Company. An affiliate may sell after six months (subject to contractual restrictions as described above) with the following restrictions:

(i)	we are current in our filings,

(ii)	certain manner of sale provisions, and

(iii)	filing of Form 144.

Future sales of our common stock could cause the market price of our common stock to drop significantly, even if our business is performing well.

We may issue preferred stock which could make it more difficult for a third party to acquire us and could depress our stock price.

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

In-process research and development (IPR&D) represents a series of awarded patents, filed patent applications and an in-process research program acquired in the acquisition of RFS Pharma that are integral to the development of the Company’s planned future products. In-process research and development represents an indefinite-lived intangible asset. Any series of preclinical and clinical outcomes that reduce the probability for technical and regulatory success, may trigger interim impairment testing. If our IPR&D becomes impaired, write down on the carrying amount of these assets may result, which could depress our stock price. During 2015, we lowered our forecasts of future cash flows, which caused a reduction in our IPR&D, resulting in an impairment charge of $38.7 million. In 2016, we lowered our forecasts of future cash flow again. This reduction caused us to write-down our IPR&D by $92.4 million.

We continue to have material weaknesses in our internal control over financial reporting. If we are unable to remediate these material weaknesses, or if we experience additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and could negatively impact our ability to raise capital.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Although we have developed and are implementing a plan to remediate these material weaknesses and believe, based on our evaluation to date, that these material weaknesses will be remediated during 2017, we cannot assure you that this will occur within the contemplated timeframe. Moreover, we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future. If we are unable to remediate the material weaknesses, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the Securities and Exchange Commission could be adversely affected. The occurrence of or failure to remediate the material weaknesses may adversely affect investor confidence in us and could negatively impact our ability to raise capital.

As described under “Item 9A. Controls and Procedures,” we have identified control deficiencies which constitute material weaknesses in our internal control over financial reporting related to the following:

I. Control Environment

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

II. Risk Assessment, Monitoring Activities and Control Activities - Segregation of Duties

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

III. Risk Assessment, Monitoring Activities and Control Activities - Supervision and Review of Complex Accounting Areas

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

IV. Risk Assessment, Information and Communication - Authorization, Identification and Reporting of Related Party Transactions

We do not have processes in place to ensure that all related party transactions, including those entered into with or on behalf of related parties, (1) have been identified, (2) are properly authorized prior to entering into the transaction, and (3) are properly monitored and evaluated for appropriate recording and presentation in the financial statements.

V. Monitoring Activities and Control Activities - Financial Reporting Process

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

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

We have operating facilities in Bothell, WA and Tucker, GA.

In January 2015, Cocrystal renewed its lease for approximately 9,400 square feet of office and laboratory space in Bothell, Washington. The lease expires on February 1, 2019 and provides for annual rent of approximately $149,617.

As part of the merger (that occurred on November 25, 2014) with RFS Pharma, LLC, Cocrystal assumed the lease for RFS Pharma facilities located in Tucker, Georgia. This lease was amended on January 1, 2014 and expired on December 31, 2016 for approximately 6,148 square feet of office and laboratory space. The Company executed a short-term lease extension for six months, through June 30, 2017. Cocrystal leases the Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $196,000.

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

In October 2013, Plaintiff Shefa LMV, LLC (“Plaintiff”) filed a First Amended Complaint (“Complaint”) in Los Angeles Superior Court for civil penalties and injunctive relief against numerous retailers and manufacturers of products, and alleged violations of California Health & Safety Code Sec. 25249.6 (part of the “Safe Drinking Water and Toxic Enforcement Act”) and California Business & Professional Code Sec. 17200, et seq. (California’s “Unfair Competition Law”). The case is captioned Shefa LMV, LLC v. Walgreens Co., et al., Los Angeles Superior Court Case No. BC520416. The Complaint alleges that the retailers and manufacturers failed to place a clear and reasonable warning on the products which contained “Cocamide DEA” pursuant to the Safe Drinking Water and Toxic Enforcement Act. On October 17, 2014, Plaintiff filed an amendment to the Complaint, adding the Company’s subsidiary Biozone Laboratories, Inc. a California corporation, as Doe Defendant No. 9. An oral agreement between counsel for the Company and for Plaintiff has resulted in preparation of a Proposed Consent Judgment as to Biozone Laboratories, Inc. If fully executed and approved by the court, the Company will pay $7,500 in exchange for the release and discharge by the settling plaintiff only, with the Company presently expecting no further proceedings.

In 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC, brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits have been settled and the complaints initiating them dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. In addition, the Company holds a promissory note secured by a deed of trust under which 580 Garcia Properties LLC is the primary obligor. As of the time of the acquisition by the Company of the promissory note, 580 Garcia Properties LLC, was delinquent in its obligation to make certain monthly payments thereunder. Consequently, in December 2015, the Company issued notice of default letters to 580 Garcia Properties LLC, Daniel Fisher, and Sharon Fisher for said delinquencies, and proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings respecting the property, to foreclose under the promissory note secured by the deed of trust. A foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion in an action that Mr. Fisher, Biozone Pharmaceuticals, Inc., and numerous others had been parties to, captioned Fisher v. Biozone Pharmaceuticals, et al. N.D. Cal. C12-03716 (WHA) (LB) (“Fisher/Biozone Lawsuit”) that had originally been filed in 2012 and settled by means of a settlement agreement dated September 5, 2013. In the motion that Mr. Fisher filed, he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. Since the filing of Mr. Fisher’s motion the Company has voluntarily postponed the announced foreclosure sale several times from the original January 27, 2017 date and it is currently scheduled for April 28, 2017. There is no assurance that the sale date will not again be changed; that is highly dependent on proceedings in the Fisher/Biozone Lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been quoted on the OTCQB under the symbol “COCP” since April 15, 2014. Prior to that it was shown on the OTCQB under the symbol “BZNE.” The following table sets forth the high and low prices as reported on the OTCQB for the prior two years. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. As of March 10, 2017, there were approximately 232 holders of record of our common stock.

	High	Low
Year ended December 31, 2016
January 1, 2016 through March 31, 2016	$0.92	$0.46
April 1, 2016 through June 30, 2016	$0.86	$0.42
July 1, 2016 through September 30, 2016	$0.57	$0.32
October 1, 2016 through December 31, 2016	$0.52	$0.37

Year ended December 31, 2015
January 1, 2015 through March 31, 2015	$1.53	$0.40
April 1, 2015 through June 30, 2015	$1.51	$0.95
July 1, 2015 through September 30, 2015	$1.16	$0.59
October 1, 2015 through December 31, 2015	$0.89	$0.52

The last reported sales price of our Common stock on the OTCQB on March 28, 2017 was $0.25 per share.

Stock Performance Graph

The following graph compares the five-year cumulative total return of our Common Stock with the S&P 500 Index and the NASDAQ Biotechnology Index. The graph assumes $100 invested on December 31, 2011 in our Common Stock and in each of the foregoing indices. The stock price performance reflected in the graph below is not necessarily indicative of future price performance.

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

Securities Authorized for Issuance under Equity Compensation Plans

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2016.

Name of Plan (Share values in 000’s)	Number of shares of common stock to be issued upon exercise of outstanding options (1) (a)	Weighted Average Exercise Price of Outstanding Options (b) ($)	Number of shares remaining available for issuance under equity compensations plans (excluding the shares reflected in column a)

Equity compensation plans not approved by security holders	-	-	-

Equity compensation plans approved by security holders (2)	24,351	0.30	48,368

Total	24,351	0.30	48,368

(1)	Consists of stock options.

(2)	This represents securities issued under the 2007 Equity Incentive Plan (the “Prior Plan”) and 2015 Equity Incentive Plan.

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

Recent Sales of Unregistered Securities

All recent sales of unregistered securities have been previously reported.

Item 6. Selected Financial Data

The following selected historical consolidated statement of operations data for the years ended December 31, 2016, 2015, 2014, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2016, 2015, 2014, 2013 and 2012, below are derived from our audited consolidated financial statements and related notes thereto. This data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes thereto.

	For the years ended December 31,
(In thousands, except per share information)	2016	2015	2014	2013	2012
Statement of operations data:
Grant Revenues	$-	$78	$9	$-	$-
Costs and expenses:
Research and development (a)	101,679	47,261	4,071	18	489
General and administrative	4,140	6,765	1,737	3,283	2,064
Total costs and expenses	105,819	54,026	5,808	3,301	2,553
Operating loss	(105,819)	(53,948)	(5,799)	(3,301)	(2,553)
Other income (expense), net	1,551	(11,422)	5,648	(20,457)	(5,411)
Income tax benefit (provision)	29,394	15,248	52	-	-
Net loss	(74,874)	(50,122)	(99)	(23,758)	(7,965)
Net loss attributable to common shareholders	$(74,874)	$(50,122)	$(99)	$(23,758)	$(7,965)
Loss per share, basic and diluted:
Net loss per share	$(0.11)	$(0.08)	$(0.01)	$(0.33)	$(0.13)
Weighted average number of common shares outstanding (basic):	705,529	630,316	326,779	72,500	61,631
Weighted average number of common shares outstanding (diluted):	706,000	630,316	327,753	72,500	61,631
Balance sheet data:
Total assets	$124,883	$224,230	$259,283	$6,456	$7,240
Long-term liabilities	$20,525	$49,936	$65,257	$-	$-
Stock (Common & Preferred)	$239,749	$230,150	$18,849	$27,724	$10,548
Total stockholders’ equity	$102,319	$167,594	$6,651	$(6,026)	$(3,580)

(a)	Includes $92,396 and $38,665 impairment on IPR&D in 2016 and 2015, respectively

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

Results of Operations

For the Years Ended December 31, 2016 and December 31, 2015

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the years ended December 31, 2016 or 2015, except for $78,000 in grant revenues for 2015. For the year ended December 31, 2016, we had a net loss of $74,874,000 compared to a net loss of $50,122,000 for 2015. This net loss for the year was due primarily to an impairment loss of $92,396,000 on our IPR&D, $13,400,000 from ongoing operations, $1,177,000 impairment on our mortgage note, and a ($29,394,000) deferred tax benefit associated with the impairment charges incurred. Our operating loss for the year ended December 31, 2016 was $105,819,000, compared to an operating loss of $53,948,000 in 2015. Other income was $1,551,000 for the year ended December 31, 2016, which is primarily due to a $2,603,000 gain on the fair value of derivative liabilities, offset by a loss of $1,177,000 related to impairment of our mortgage note receivable. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants decreases during a period, which occurred during the year ended December 31, 2016, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense. This other income or expense is non-cash. We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our 16 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our pre-clinical development activities. Also included in research and development expense for the years ended December 31, 2016 and 2015 are impairment charges related to our in-process research and development (IPR&D) intangible asset.

Total research and development expenses were $101,679,000 for the year ended December 31, 2016, compared with $47,261,000 for the year ended December 31, 2015. This increase of $54,418,000 is primarily the result of recognizing an impairment loss on IPR&D of $92,396,000 in 2016 as compared to an impairment loss of $38,665,000 in 2015. Excluding the impact of the IPR&D impairment charges in each period, research and development expenses were $9,283,000 for the year ended December 31, 2016, which is an increase of $687,000 from $8,596,000 for the year ended December 31, 2015. We continue to expect research and development expenses to increase in 2017 as a result of ongoing Phase 1 programs and Phase 2 start up.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $4,140,000 for the year ended December 31, 2016, compared with $6,765,000 for the year ended December 31, 2015. This decrease of $2,625,000 is primarily the result of lower stock option expense due to the resignation of the CEO and CMO during the year.

Future general and administrative expenses are expected to continue at the current levels, although we expect legal expenses relating to the SEC and the SEC investigation to be covered by insurance.

Interest Income/Expense

Interest income was $126,000 for the year ended December 31, 2016, compared to $180,000 for the year ended December 31, 2015. These amounts primarily represent interest earned on the mortgage note we acquired in June 2015. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other Income, net, was $1,551,000 for the year ended December 31, 2016 compared with Other Expense, net of $11,422,000 for the year ended December 31, 2015. Other Income, net for the year ended December 31, 2016 primarily consists of a gain recognized from a decrease in the fair value of our derivative liabilities as our stock price decreased offset by an impairment loss of $1,177,000 related to our mortgage note receivable. Other Expense for the year ended December 31, 2015 is primarily due to a loss of $9,916,000 associated with an increase in the fair value of our derivative liabilities as our stock price decreased. In the year ended December 31, 2015, we also recorded other expense of $1,686,000 related to a loss shares that were previously held in escrow related to our sale of certain assets to MusclePharm. These shares were to be held in escrow but instead were released by the escrow agent to MusclePharm, which resulted in us recording a loss upon release of these shares.

Income Taxes

For the year ended December 31, 2016, we recorded an income tax benefit of $29,394,000 resulting from reduction of our deferred tax liability primarily stemming from the impairment loss recorded for the Company’s in-process research and development.

For the Years Ended December 31, 2015 and December 31, 2014

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $47,261,000 for the year ended December 31, 2015, compared with $4,071,000 for the year ended December 31, 2014. This increase of $43,190,000 is primarily the result of recognizing an impairment loss on our IPR&D intangible asset of $38,665,000 as well as reporting a full year of operations reflecting the merger of RFS Pharma, which occurred in November 2014. Laboratory Services increased $2,814,000, personnel costs increased $1,142,000 and professional fees increased $569,000.

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

Other expense, net of $11,422,000 for the year ended December 31, 2015 reflects an increase in fair value of our derivative liabilities as our stock price increased, which resulted in other expense of $9,916,000, and the loss on MusclePharm escrow shares of $1,686,000. These shares were to be held in escrow but released by the escrow agent to MusclePharm.

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

Income Taxes

For the year ended December 31, 2015, we recorded an income tax benefit of $15,248,000 resulting primarily from reduction of our deferred tax liability stemming from the impairment loss recorded for the Company’s in-process research and development intangible asset.

Liquidity and Capital Resources

For the year ended December 31, 2016, net cash used in operating activities was $14,655,000, compared to net cash used in operating activities of $10,317,000 for 2015. The increase in cash used in operating activities from 2016 to 2015 was attributable to our increase in research and development activities, including Phase I testing of our lead non-nucleoside inhibitor. In 2016, net cash provided by investing activities of $3,000 consisted of receipts related to our mortgage note offset by capital expenditures primarily for lab equipment for our R&D facilities, as compared to cash used by investing activities of $262,000 when our capital expenditures exceeded amounts received for our mortgage note. For the year ended December 31, 2016, net cash provided by financing activities was $9,016,000, compared to cash provided by financing activities of $15,885,000 for 2015. In both years, net cash generated by financing activities was primarily generated from the issuance of common stock.

For the year ended December 31, 2015, net cash used in operating activities was $10,317,000, compared to net cash used in operating activities of $6,012,000 for 2014. The increase in cash used in operating activities from 2014 to 2015 was attributable to our increase in research and development activities, including an increase in personnel, and increased general and administrative expenses associated with being a public company and with the two mergers we entered into during 2014. In 2015, net cash used in investing activities of $262,000 consisted of capital expenditures primarily for improvements to our corporate offices in Tucker, Georgia. For the year ended December 31, 2015, net cash provided by financing activities was $15,885,000, compared to cash provided by financing activities of $2,866,000 for 2014. In 2015, net cash generated by financing activities was primarily due to the proceeds from issuance of common stock.

As of March 29, 2017, we have approximately $2.0 million cash on hand. Presently we have cash to last through April 2017. Accordingly, we must raise approximately $8 to $10 million to support our planned operations over the next 12 months. The Company is presently exploring various financing options, including but not limited to a private placement. We have a history of operating losses as we have focused our efforts on raising capital and research and development activities.

The Company has received non-binding offers from three parties including its two largest shareholders, both of whom are directors of the Company, to invest $1 million each or a total of $3 million. The understanding is that the investment will be common stock based on a 10-prior day average price going back from March 29th and is subject to approval of our Board of Directors and execution of Stock Purchase Agreements.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2016, the Company recorded a net loss of approximately $74.9 million and used approximately $14.6 million of cash in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

We can give no assurances that any additional capital that we are able to obtain, if any, will be sufficient to meet our needs, or that any such financing will be obtainable on acceptable terms. If we are unable to obtain adequate capital, we could be forced to cease operations or substantially curtail our commercial activities. These conditions raise substantial doubt as to our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should we be unable to continue as a going concern.

Over the next 12 months ending December 31, 2017, we estimate negative cash flow from operations. Management intends to fund future operations through additional private or public equity offerings, and may seek additional capital through arrangements with strategic partners or from other sources.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the Risk Factors in this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the Risk Factors and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2016, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Late in 2015, the Company received reports from ongoing pre-clinical studies that indicated higher than acceptable toxicity related to its hepatitis C lead molecule, CC-1845. Work is ongoing to further isolate the source(s) of the higher than acceptable toxicity by separating the two diasteromers that form CC-1845. We have determined one of these diasteromers has higher than desired toxicity. Work on the second diasteromer is still in process. These events result in longer than anticipated development times for our lead molecule, a lower probability of technical and regulatory success and longer development times for back-up molecules within hepatitis C. As a result, we have lowered our forecasts of future cash flows, which caused a reduction in value of our hepatitis C assets and which led to the impairment charge recorded in the amount of $38.7 million in 2015 related to our IPR&D asset. As we continue work on this program, we may be required to record additional impairment charges depending on the outcome of our research activities.

In November 2016, the Company performed annual tests of impairment on our IPR&D asset and to determine the fair value. Due to industry reports forecasting patient volume decreasing and the average price of treatment trending downward, as well as due to increased competition in the hepatitis C market, and partially the result of further data defining the scientific and commercial potential of Company HCV compounds, we have lowered our forecasts of future cash flows, which caused a reduction in value of our hepatitis C assets. This resulted in an impairment charge recorded to our IPR&D asset in the amount of $92.4 million in 2016.

We also recorded $65.2 million of goodwill in the RFS Pharma acquisition that is subject to impairment testing. This goodwill primarily represents the amount recorded as a deferred tax liability in the RFS Pharma acquisition, which was required as the goodwill recorded for book purposes is not tax deductible based on the structure of the acquisition. Future impairment tests of goodwill will also require substantial judgment and estimates. We completed our annual goodwill impairment tests as of November 30, 2016 and 2015, and determined that there was no impairment.

Income Taxes

Given the uncertainty regarding future realization of our deferred tax assets, which primarily result from our net operating losses and research and development credit carryforwards, we have placed a full valuation allowance on our deferred tax assets. However, as noted above, we initially recorded a deferred tax liability of $65.2 million related to the RFS Pharma acquisition. Due to the impairment loss we recognized on our in-process research and development in 2015, we reduced the deferred tax liability for the tax effect on that impairment loss of approximately $15.3 million. In 2016, we recognized another impairment loss on our in-process research and development of $92.4 million. As a result, our deferred tax liability at December 31, 2016 was reduced to $20.5 million. We have not considered this deferred tax liability as a source of future income in our determination of the need for a valuation allowance against our deferred tax assets due to the fact that this deferred tax liability relates to our indefinite-lived IPR&D asset, and the timing of reversal of this deferred tax liability cannot currently be determined due to uncertainty regarding the ultimate outcome of our research activities associated with the intellectual property acquired in the RFS Pharma transaction. To the extent our estimates regarding the outcome of those activities changes in future periods, our determination regarding the valuation allowance may also change.

Contractual Obligations

The following table summarizes our significant contractual obligations at December 31, 2016 (in thousands):

	Total	Less than 1 year	1 to 3 years
Operating lease obligations	$402	$228	$174
Total	$402	$228	$174

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under some of the Company’s operating leases, but are not fixed and can fluctuate from year to year.

Licenses and Collaborations

In addition to the above contractual commitments, we also have potential future payments due under various licenses and collaborations as follows:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Our primary exposure to market risk is interest rate sensitivity, which is affected by changes in the general level of U.S. interest rates. However, as our investments are in highly liquid money market funds, we do not believe we are subject to any material market risk exposure. As of December 31, 2016, we did not have any material derivative financial instruments held as assets. The fair value of our cash and cash equivalents was $3.6 million as of December 31, 2016.

We do not currently have any hard to value investment securities or securities for which a market is not readily available or active.

We are not subject to significant credit risk as this risk does not have the potential to materially impact the value of our assets and liabilities.

Item 8. Financial Statements

The consolidated financial statements of Cocrystal Pharma, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and interim Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December 31, 2016. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2016 as a result of the material weaknesses in our internal control over financial reporting discussed below.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, our management concluded that our Company has the following material weaknesses in internal control over financial reporting as of December 31, 2016:

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

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of December 31, 2016 due to the material weaknesses identified. We reviewed the results of management’s assessment with the Audit Committee of the Company’s Board of Directors.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report, as set forth at the beginning of Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. However, the following changes that occurred subsequent to December 31, 2016 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On January 24, 2017, Curtis Dale, Interim Chief Financial Officer, tendered his resignation, at which time the Company initiated a search for a qualified replacement.

On February 12, 2017, Walt A. Linscott informed the Board of the Company of his resignation as General Counsel and Secretary of the Company, effective March 1, 2017.

On February 23, 2017, James Martin was appointed to serve as the Interim Chief Financial Officer. Mr. Martin has extensive experience in accounting and finance, as well as significant pharmaceutical industry knowledge.

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015, we concluded there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act, as of December 31, 2015. With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2016, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures which were designed and implemented by our management team. Management concluded that certain previously identified material weaknesses, described above, were not remediated as of December 31, 2016, primarily due to the timing of the turnover in our management team and the effect of such timing on the transition of responsibilities related to the execution of control activities.

Remedial Actions to Address Material Weaknesses

Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. The remediation actions we are taking, and expect to take, include:

(i)	the implementation of additional review procedures designed to enhance the control owner’s execution of controls activities, including entity level controls, through the implementation of improved documentation standards evidencing execution of these controls, oversight, and training;

(ii)	improving the control activities and procedures associated the review of complex accounting areas, including proper segregation of duties and assigning personnel with the appropriate experience as preparers and reviewers over analyses relating to such accounting areas;

(iii)	educating and re-training control owners regarding internal control processes to mitigate identified risks and maintaining adequate documentation to evidence the effective design and operation of such processes; and

(iv)	implementing enhanced controls to monitor the effectiveness of the underlying business process controls that are dependent on the data and financial reports generated from the relevant information systems.

In addition, as discussed above, in February 2017, our Board of Directors oversaw a change in the Company’s senior leadership when it appointed a new Interim Chief Financial Officer following the resignation of our former Interim Chief Financial Officer.

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weaknesses identified. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed in 2017.

Item 9B. Other Information

Not applicable.

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Tucker, Georgia

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cocrystal Pharma, Inc. at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Cocrystal Pharma, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2017, expressed an adverse opinion thereon.

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

/s/ BDO USA, LLP

Seattle, Washington

March 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Tucker, Georgia

We have audited Cocrystal Pharma, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Cocrystal Pharma, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to maintain an effective control environment; design and maintain controls over appropriate segregation of duties; design and maintain controls over the supervision and review of complex accounting areas; design and maintain controls over the supervision and review of the financial reporting process; and design and maintain controls over the authorization, identification, and disclosure of related party transactions have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2016 financial statements, and this report does not affect our report dated March 31, 2017, on those financial statements.

In our opinion, Cocrystal Pharma, Inc. did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Cocrystal Pharma, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of operations and comprehensive income (loss), convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 31, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Seattle, Washington

March 31, 2017

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2016	December 31, 2015

Assets
Current assets:
Cash and cash equivalents	$3,640	$9,276
Accounts receivable	21	32
Prepaid and other current assets	517	441
Mortgage note receivable, current portion	1,294	170
Total current assets	5,472	9,919

Property and equipment, net	280	430
Deposits	31	31
Mortgage note receivable, long-term portion	-	2,354
In process research and development	53,905	146,301
Goodwill	65,195	65,195
Total assets	$124,883	$224,230

Liabilities and stockholders’ equity (deficit)
Current liabilities:
Accounts payable and accrued expenses	$563	$2,585
Derivative liabilities	1,476	4,115
Total current liabilities	2,039	6,700
Long-term liabilities
Deferred rent	63	61
Deferred tax liability	20,462	49,875
Total long-term liabilities	20,525	49,936

Total liabilities	$22,564	$56,636

Commitments and contingencies

Stockholders’ equity:

Common stock, $.001 par value; 800,000 shares authorized; 714,032 and 694,396 shares issued and outstanding as of December 31, 2016 and December 31, 2015, respectively	714	694
Additional paid-in capital	239,035	229,456
Accumulated deficit	(137,430)	(62,556)
Total stockholders’ equity	102,319	167,594

Total liabilities and stockholders’ equity	$124,883	$224,230

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	2016	2015	2014

Grant revenues	$-	$78	$9

Operating expenses
Research and development	101,679	47,261	4,071
General and administrative	4,140	6,765	1,737
Total operating expenses	105,819	54,026	5,808

Loss from operations	(105,819)	(53,948)	(5,799)

Interest income	126	180	96
Realized gain on marketable securities	-	-	1,359
Other expense	(1)	-	(7)
Fair value of warrant liabilities in excess of proceeds from financing	-	-	(946)
Loss on return of escrowed shares	-	(1,686)	(584)
Impairment loss on mortgage note receivable	(1,177)	-	-
Change in fair value of derivative liabilities	2,603	(9,916)	5,730
Total other income (expense), net	1,551	(11,422)	5,648

Loss before income taxes	(104,268)	(65,370)	(151)

Income tax benefit	29,394	15,248	52

Net loss	$(74,874)	$(50,122)	(99)

Comprehensive income (loss):
Net loss	$(74,874)	$(50,122)	$(99)
Unrealized gain on marketable securities, net of tax	-	-	236
Total comprehensive income (loss)	$(74,874)	$(50,122)	$137

Net loss per common share:
Net loss per share, basic	$(0.11)	$(0.08)	$(0.00)
Net loss per share, diluted	$(0.11)	$(0.08)	$(0.01)
Weighted average common shares outstanding, basic	705,529	630,316	326,779
Weighted average common shares outstanding, diluted	706,000	630,316	327,753

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)

(in thousands)

	Series A Convertible Preferred Stock		Series B Convertible Preferred Stock		Common Stock		Additional Paid-in	Accumulated Other Comprehensive	Accumulated	Total Stockholders' Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Income (loss)	Deficit	(Deficit)
Balance as of December 31, 2013	7,046	$10,308	279	$-	-	$-	$3,502	$-	$(12,335)	$(8,833)
Conversion of series A convertible stock	(7,046)	(10,308)	721	1	-	-	10,107	-	-	10,108
Merger between Biozone Pharmaceuticals, Inc. and Cocrystal Discovery, Inc.	-	-	-	-	115,907	116	(1,596)	-	-	(1,480)
Exercise of common stock options	-	-	-	-	1,087	1	115	-	-	116
Stock-based compensation	-	-	-	-	-	-	38	-	-	38
Issuance of common stock and warrants in January 2014	-	-	-	-	5,500	6	(6)	-	-	-
Unrealized gain on marketable securities, net of tax	-	-	-	-	-	-		236	-	236
Series A preferred stock issued in the merger with RFS Pharma, LLC	1,000	178,218	-	-	-	-		-	-	-
Stock options issued in the merger with RFS Pharm, LLC	-	-	-	-	-	-	6,565	-	-	6,565
Net loss	-	-	-	-	-	-		-	(99)	(99)
Balance as of December 31, 2014	1,000	$178,218	1,000	$1	122,494	$123	$18,725	236	$(12,434)	$6,651
Conversion of series A convertible stock	(1,000)	(178,218)	(1,000)	(1)	545,844	546	177,673	-	-	178,218
Stock-based compensation	-	-	-	-	-	-	2,934	-	-	2,934
Exercise of common stock options	-	-	-	-	182	-	23	-	-	23
Unrealized gain on marketable securities, net of tax	-	-	-	-	-	-	-	$(236)	-	(236)
Sale of common stock	-	-	-	-	17,239	17	15,845	-	-	15,862
Exercise of warrants	-	-	-	-	8,637	8	14,256	-	-	14,264
Net loss	-	-	-	-	-	-	-	-	(50,122)	(50,122)
Balance as of December 31, 2015	-	$-	-	$-	694,396	$694	$229,456	$-	$(62,556)	$167,594
Exercise of common stock options	-	-	-	-	20	-	3	-	-	3
Stock-based compensation	-	-	-	-	-	-	548	-	-	548
Sale of common shares	-	-	-	-	19,589	20	8,993	-	-	9,013
Exercise of warrants	-	-	-	-	27	-	35	-	-	35
Net loss	-	-	-	-	-	-	-	-	(74,874)	(74,874)
Balance as of December 31, 2016	-	$-	-	$-	714,032	$714	$239,035	$-	$(137,430)	$102,319

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2016	2015	2014

Operating activities:
Net loss	$(74,874)	$(50,122)	$(99)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	201	192	199
Stock-based compensation	548	2,934	38
Change in fair value of derivative liabilities	(2,603)	9,916	(5,730)
Deferred income tax	(29,413)	(15,267)	(52)
Loss on return of escrowed shares	-	1,686	584
Impairment on mortgage note receivable	1,177	-	-
Realized gain on sale of marketable securities	-	-	(1,359)
Impairment on IPR&D	92,396	38,665	-
Loss on sale of equipment	-	-	6
Changes in operating assets and liabilities:
Accounts receivable	11	-	-
Prepaid expenses and other current assets	(76)	(212)	9
Accounts payable and accrued expenses	(2,022)	1,891	(551)
Deposits	-	-	(3)
Deferred rent	2	-	-
Net cash used in operating activities	(14,655)	(10,317)	(6,012)

Investing activities
Cash acquired in acquisition of Biozone Pharmaceuticals, Inc.	-	-	589
Cash acquired in acquisition of RFS Pharma, Inc.	-	-	194
Purchase of property and equipment	(51)	(339)	(5)
Proceeds from sale of marketable securities	-	-	7,900
Investment in mortgage note receivable	-	-	(2,626)
Interest earned on mortgage note receivable	33	-	-
Principal payments received on mortgage note receivable	21	77	30
Net cash provided by (used in) investing activities	3	(262)	6,082

Financing activities
Proceeds from exercise of stock options	3	23	116
Proceeds from issuance of common stock and warrants	9,013	15,862	2,750
Net cash provided by financing activities	9,016	15,885	2,866

Net (decrease) increase in cash and cash equivalents	(5,636)	5,306	2,936
Cash and cash equivalents at beginning of period	9,276	3,970	1,034
Cash and cash equivalents at end of period	$3,640	$9,276	$3,970

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$35	$14,265	$-
Unrealized gain on marketable securities, net of tax	-	-	236
Fair value of assets acquired and liabilities assumed in reverse merger with Biozone Pharmaceuticals, Inc.:
Prepaid expenses and other current assets	-	-	5
Marketable securities	-	-	8,811
Accounts payable and accrued expenses	-	-	(410)
Derivative liabilities	-	-	(10,475)
Fair value of Series A preferred stock issued in acquisition of RFS Pharma, LLC	-	-	178,218
Fair value of stock options issued in acquisition of RFS Pharma, LLC	-	-	6,566
Fair value of assets acquired and liabilities assumed in acquisition of RFS Pharma, LLC:
In-process research and development	-	-	184,966
Goodwill	-	-	65,195
Deferred tax liabilities	-	-	(65,195)
Prepaid expenses and other current assets	-	-	132
Accounts payable and accrued expenses	-	-	(532)
Property and equipment	-	-	14
Other long term assets	-	-	10

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Basis of Presentation

Cocrystal Pharma, Inc. (the “Company”) is a biopharmaceutical company focused on developing antiviral therapeutics for human diseases.

On January 2, 2014, Biozone Pharmaceuticals, Inc. merged with Cocrystal Discovery, Inc. (as further described below). The Company was previously incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. (“Biozone”). On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc. (“we”, the “Company”, or “Cocrystal”).

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

Effective January 2, 2014, Biozone, Biozone Acquisitions Co., Inc., a wholly-owned subsidiary of Biozone (the “Merger Sub”), and Cocrystal Discovery entered into and closed an Agreement and Plan of Merger (the “Biozone Merger Agreement”). Pursuant to the Biozone Merger Agreement, Merger Sub merged with and into Cocrystal Discovery (the “Merger”), with Cocrystal Discovery continuing as the surviving corporation and a wholly-owned subsidiary of Biozone. Cocrystal Discovery was considered the accounting acquirer as its shareholders owned 60% of the combined entity after the Merger. In connection with the Biozone Merger Agreement, all of the Company’s shares of Series A preferred stock were first converted to common stock, and Biozone then issued to Cocrystal Discovery’s security holders a total of 1,000,000 shares of the Company’s Series B Convertible Preferred Stock (“Series B”) (at a ratio of 0.07454 Series B stock for each common share of Cocrystal Discovery). The Series B shares automatically converted into 205,083,086 shares of the Company’s common stock on March 3, 2015 as a result of the Company’s shareholders approving an increase in the number of the Company’s authorized common shares to 800,000,000. Additionally, the Company assumed all of the outstanding stock options under the Cocrystal Discovery 2007 Equity Incentive Plan. Subsequent to the Merger, Biozone changed its name to Cocrystal Pharma, Inc.

The Merger was treated as a reverse merger and recapitalization effected by a share exchange for financial accounting and reporting purposes since substantially all of Biozone’s operations were disposed of immediately prior to the consummation of the Merger as reported on a Form 8-K filed by Biozone on January 2, 2014. Cocrystal Discovery was treated as the accounting acquirer as its shareholders controlled the Company after the Merger, even though Biozone was the legal acquirer. As a result, the assets and liabilities and the historical operations that are reflected in these financial statements are those of Cocrystal Discovery as if Cocrystal Discovery had always been the reporting company and, on the Merger date, changed its name and reorganized its capital stock. Since Biozone had no operations upon the Merger taking place, the transaction was treated as a recapitalization for accounting purposes and no goodwill or other intangible assets were recorded by the Company as a result of the Merger. Historical common stock amounts and additional paid-in capital were retroactively adjusted using the exchange ratio of 0.07454 Series B shares for each one common share of Cocrystal Discovery.

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

Liquidity

The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $105.8 million, $53.9 million and $5.8 million in the years ended December 31, 2016, 2015 and 2014, respectively. The Company does not believe that its cash and cash equivalents of $3.6 million as of December 31, 2016 are sufficient to fund its operations for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its commercial activities. The Company believes these conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

In order to continue as a going concern, the Company will need, among other things, additional capital resources. Management plans to obtain such resources for the Company include obtaining capital from the sale of its equity securities during 2017. However, management cannot provide any assurance that the Company will be successful in accomplishing any of its plans.

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

Risks and Uncertainties

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

Products developed by the Company will require clearances from the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies prior to commercial sales in their respective markets. The Company’s products may not receive the necessary clearances and if they are denied clearance, clearance is delayed or the Company is unable to maintain clearance the Company’s business could be materially adversely impacted.

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

Goodwill and In-Process Research and Development

Goodwill and an intangible asset for in-process research and development were recorded in connection with the acquisition of RFS Pharma in November 2014. In-process research and development represents a series of awarded patents, filed patent applications and an in-process research program acquired in the acquisition of RFS Pharma that are integral to the development of the Company’s planned future products. In-process research and development represents an indefinite-lived intangible asset. As a result, both goodwill and in-process research and development are not amortized but are tested for impairment annually at the reporting unit level on November 30 or more frequently if events and circumstances indicate impairment may have occurred. Factors the Company considers important that could trigger an interim review for impairment include, but are not limited to, the following:

●	Significant changes in the manner of its use of acquired assets or the strategy for its overall business;

●	Significant negative industry or economic trends;

●	Significant decline in stock price for a sustained period; and

●	Significant decline in market capitalization relative to net book value.

●	Limited funding could further delay development efforts

●	Safety or efficacy issues could surface during development efforts

●	Clinical outcomes for drug candidates do not lead to regulatory approval

Goodwill and in-process research and development are evaluated for impairment first by a qualitative assessment to determine the likelihood of impairment. If it is determined that impairment is more likely than not, the Company will then proceed to the two step impairment test. For goodwill, the first step is to compare the fair value of the reporting unit to the carrying amount of the reporting unit and for in-process research and development to compare the fair value of the in-process research and development asset to its carrying amount (the “First Step”). If the carrying amount exceeds the fair value, a second step must be followed to calculate impairment (the “Second Step”). Otherwise, if the fair value exceeds the carrying amount, the goodwill or indefinite-lived research and development asset is not considered to be impaired as of the measurement date. In its review of the carrying value of the goodwill for its single reporting unit and its in-process research and development, the Company determines fair values of its goodwill using the market approach, and its in-process research and development asset using the income approach. For both the years ended December 31, 2016 and 2015, the Company determined that a quantitative assessment of impairment of goodwill and in-process research and development was necessary and performed its annual impairment tests as of November 30, 2016 and 2015.

In performing the impairment valuation, the Company considered, among other factors, the Company’s intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Cocrystal Pharma’s product candidates. The fair values of intangible assets were calculated primarily using a discounted cash flow analysis of future revenues to be generated from the eventual sale of potential products to be developed under the programs by geographic region, expected development costs and exit values under a number of different scenarios. Company management estimated the probabilities of occurrence of each scenario and prepared forecast balance sheets and income statements for the combined company. The rates utilized to discount net cash flows to their present values were based on a range of discount rates from 13.1% (rate during the active periods) to 14.4% (terminal rate). Other assumptions used to develop our estimated cash flows include prices charged by competitors for similar products, the expected price of our product candidates if and when they begin generating revenues, the probabilities of our product candidates obtaining regulatory approvals through various phases of development, and the market size of potential candidates for the products we are developing.

Upon completion of the impairment evaluation, we have determined that in-process research and development assets related to our Hepatitis C programs have been impaired. During the fourth quarter of 2015, we determined the carrying value of our Hepatitis C in-process research and development was impaired by $38.7 million. During the fourth quarter of 2016, we determined the carrying value of our Hepatitis C in-process research and development was impaired by an additional $92.4 million. This impairment was the result of increased competition within the marketplace that is putting downward pressure on revenue projections and partially the result of further data defining the scientific and commercial potential of Company HCV compounds. We have reflected these write-downs in Research and Development expenses in our Consolidated Statements of Operations.

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

Mortgage Note Receivable

The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note is considered to be impaired if, based on current information and events, the Company determines that it is probable that it would be unable to collect all amounts due according to the existing contractual terms. Upon determination that the note is impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell.

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

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40, Contracts in Entity’s Own Equity. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess classification of our common stock purchase warrants and other free standing derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2016:

●	Estimated dividends:	None

●	Expected volatility:	99.65 – 99.95%

●	Risk-free interest rate:	2.24 – 2.25%

●	Expected term:	6.82 – 7.05 years

Our derivative instruments consisting of warrants to purchase our common stock were valued using the Black-Scholes option pricing model, using the following assumptions at December 31, 2015:

●	Estimated dividends:	None

●	Expected volatility:	78 - 101%

●	Risk-free interest rate:	0.49 - 2.20%

●	Expected term:	0.20 – 8.0 years

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (ASC Topic 606). The standards update outlines a single comprehensive model for entities to utilize to recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration that will be received in exchange for the goods and services. Additional disclosures will also be required to enable users to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. In 2016, the FASB issued accounting standards updates to address implementation issues and to clarify the guidance for identifying performance obligations, licenses and determining if a company is the principal or agent in a revenue arrangement. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09. The mandatory adoption date of ASC 606 for the Company is now January 1, 2018. There are two methods of adoption allowed, either a “full” retrospective adoption or a “modified” retrospective adoption. The Company expects to adopt the standard on a modified retrospective basis applying the new rules to all contract existing at January 1, 2018, with an adjustment for the cumulative effect of all changes recognized in beginning retained earnings. The Company does not expect the updated standard will have a significant impact on its financial statements and related disclosures.

In September 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as Going Concern. ASU 2014-15 defines when and how companies are required to disclose going concern uncertainties, which must be evaluated each interim and annual period. Specifically, the ASU requires management to determine whether substantial doubt exists regarding the entity’s going concern presumption. Substantial doubt about an entity’s ability to continue as a going concern exists when relevant conditions and events, considered in the aggregate, indicate that it is probable that the entity will be unable to meet its obligations as they become due within one year after the financial statements are issued (or available to be issued). If substantial doubt exists, certain disclosures are required; the extent of those disclosures depends on an evaluation of management’s plans (if any) to mitigate the going concern uncertainty. The guidance is effective for fiscal years ending after December 15, 2016 and for interim periods within that fiscal year. The Company has adopted this guidance during the year ended December 31, 2016.

In November 2015, the FASB issued guidance on the classification of deferred taxes, ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes. ASU 2015-17 eliminates the guidance in Topic 740, Income Taxes, that required an entity to separate deferred tax liabilities and assets between current and noncurrent amounts in a classified balance sheet. The amendments require that all deferred tax liabilities and assets of the same tax jurisdiction or a tax filing group, as well as any related valuation allowance, be offset and presented as a single amount in a classified balance sheet. The amendments are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2016. Early adoption is permitted as of the beginning of any interim period or annual reporting period. The Company adopted this guidance during the year ended December 31, 2016. There was no impact as a result of adoption of this ASU.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not implemented this guidance as of December 31, 2016. However, based upon on the Company’s current operating lease arrangements, the Company does not expect the adoption of this standard to have a material impact on its financial statements based upon current obligations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The standard is effective for interim and annual reporting periods beginning after December 15, 2016, although early adoption is permitted. The Company continues to evaluate ASU 2016-09 and at the current time has not quantified the effects adoption of the new standard will have on its financial statements.

3. RFS Pharma, LLC Acquisition

On November 25, 2014, the Company entered into and closed an Agreement and Plan of Merger with RFS Pharma. At the closing of the merger, the Company issued to RFS Pharma’s members 1,000,000 shares of the Company’s Series A preferred shares to purchase all of the outstanding member interests in RFS Pharma, and also issued 16,542,538 options to purchase the Company’s common stock as replacements of awards previously issued to employees of RFS Pharma. The consideration paid by the Company was approximately $184.8 million, consisting of approximately $178.2 million for the issuance of the Series A preferred stock and approximately $6.6 million for the issuance of the options. The Series A shares automatically converted into 340,760,802 shares of the Company’s common stock upon the approval of the Company’s shareholders on March 3, 2015 to increase the total number of the Company’s authorized common shares to 800,000,000 shares.

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

The purchase price consideration was allocated based on the estimated fair value of the tangible and identifiable intangible assets acquired and liabilities assumed from RFS Pharma. Based upon the estimated fair values determined by the Company, the total purchase price was allocated as follows (in thousands):

Purchased in-process research and development	$184,966
Net book value of tangible assets acquired	(183)
Goodwill	65,195
Deferred tax liability	(65,195)
Total purchase price	$184,783

4. Property and Equipment

Property and equipment as of December 31 (in thousands):

	2016	2015
Lab equipment	$1,241	$1,205
Computer and office equipment	393	378
Total equipment	1,634	1,583
Less accumulated depreciation	(1,354)	(1,153)
Property and equipment, net	$280	$430

Depreciation expense was $201,000, $192,000 and $199,000 for the years ended December 31, 2016, 2015 and 2014, respectively.

5. Marketable Securities

As of December 31, 2014, the Company owned 260,000 shares of MusclePharm, Inc. (“MusclePharm”) common stock. The 260,000 shares were part of 600,000 shares originally issued to the Company related to the Company’s sale of assets to MusclePharm that were required to be held in escrow until October 2014 to satisfy any breaches of representations under the Biozone Merger Agreement. The 600,000 shares received by the Company that were not required to be held in escrow were sold for $5,400,000 in June 2014. On September 29, 2014, the Company signed a Memo of Understanding in which it agreed to release 90,000 shares of MusclePharm stock out of the original balance of 600,000 shares held in escrow in exchange for a release from all claims which MusclePharm had made concerning assets which it acquired in its purchase of assets from the Company in January 2014. The Company recognized a net loss on the return of these MusclePharm shares of $584,000 in the year ended December 31, 2014. In October 2014, MusclePharm exercised its right to repurchase 250,000 shares of MusclePharm shares at $10.00 per share. MusclePharm did not withdraw the portion of its claim that relates to the pending eviction proceedings and was to continue to hold in escrow 260,000 shares of its stock pending such time as MusclePharm and the Company could reach a mutually agreeable arrangement with respect to the MusclePharm lease. However, during the second quarter of 2015, the escrow agent released these shares held in escrow to MusclePharm without Cocrystal Pharma, Inc.’s consent. The Company recorded a $1,686,000 loss on this conversion, but may pursue reimbursement.

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

In 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC, brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits have been settled and the complaints initiating them dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. In addition, the mortgage note discussed above is a promissory note secured by a deed of trust under which 580 Garcia Properties LLC is the primary obligor. As of the time of the acquisition by the Company of the promissory note, 580 Garcia Properties LLC, was delinquent in its obligation to make certain monthly payments thereunder. Consequently, in December 2015, the Company issued notice of default letters to 580 Garcia Properties LLC, Daniel Fisher, and Sharon Fisher for said delinquencies, and proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings respecting the property, to foreclose under the promissory note secured by the deed of trust. A foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion where he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. Since the filing of Mr. Fisher’s motion the Company has voluntarily postponed the announced foreclosure sale several times from the original January 27, 2017 date and it is currently scheduled for April 28, 2017. There is no assurance that the sale date will not again be changed; that is highly dependent on proceedings in the Fisher/Biozone Lawsuit.

Because the Company intends to foreclose on the property and foreclosure is probable, the Company recognized an impairment on the mortgage note receivable of $1,176,000 to adjust the carrying value of the note to its fair value. The fair value of the note was determined by reference to the estimated fair value of the underlying property, which was determined based on analysis of comparable properties and recent market data. Furthermore, as a result of the Company’s plan to divest of this asset within the next twelve months, the asset was reclassified from long-term to current.

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

8. Common Stock

As of December 31, 2016, the Company had 800,000,000 shares of authorized common stock, $0.001 par value per share, and had 714,031,255 shares issued and outstanding.

The holders of common stock are entitled to one vote for each share of common stock held.

On March 15, 2016, the Company accepted subscription agreements representing investor commitments totaling $5,004,370 in a private placement offering to investors who participated in the March 2015 private placement on a pro-rata basis to their participation in the March 2015 private placement of  9,812,491 shares of the Company’s common stock at a purchase price of $0.51 per share. The purchasers included 7 members of the Company’s board of directors including Dr. Raymond F. Schinazi and Dr. Phil Frost.

9. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan (the “2007 Plan”) in 2007 under which 53,599,046 shares of common stock have been reserved for issuance to employees, nonemployee directors and consultants of the Company. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the balance vesting monthly over the remaining three years. As of December 31, 2016, 1,638,000 shares remain under this plan.

The Company adopted a second equity incentive plan (the “2015 Plan”) in 2015 under which 50,000,000 shares of common stock have been reserved for issuance to employees, directors and consultants of the Company. Recipients of incentive stock options shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the balance vesting monthly over the remaining three years. As of December 31, 2016, 46,730,000 shares of common stock remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 and 2015 Plans for the year ended December 31, 2016 (amounts in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2015	29,668	43,071	$0.48	$17,867
Exercised	-	(20)	0.15	-
Granted	-	-	-	-
Cancelled	18,700	(18,700)	0.70	-
Balance at December 31, 2016	48,368	24,351	$0.30	$5,457

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

	2015	2014
Assumptions:
Risk-free interest rate	1.66 - 2.08%	1.08 – 2.51%
Expected dividend yield	0%	0%
Expected volatility	78 - 108%	108%
Expected terms (in years)	5.00 - 6.50	6.08

The Company did not grant any options during the year ended December 31, 2016. During 2015, the Company granted 21,970,000 options under the 2015 Plan and 1,750,000 under the 2007 Plan with exercise prices ranging from $0.70 to $1.17 per share. In the merger with RFS Pharma during 2014, the Company issued 16,542,538 options with a weighted average exercise price of $0.10 per share in exchange for RFS options then outstanding.  These were the only options issued in 2014.  The weighted average fair value of options granted during 2014 was $0.45. Exercise prices under the 2015 Plan reflect the market price of Cocrystal Pharma, Inc. stock on the grant date.

The Company uses historical data to estimate forfeitures at the time of grant and is required to record stock-based compensation only for those awards that are expected to vest. The Company has assumed a zero-forfeiture rate in the valuation of awarded stock options. The Company recorded employee stock-based compensation expense of $548,000 and $2,934,000 for the years ended December 31, 2016 and 2015, respectively.

As of December 31, 2016, there was $1,725,000 of total unrecognized compensation expense related to non-vested employee stock options that is expected to be recognized over a weighted average period of 2.2 years. For options granted and outstanding, there were 24,351,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $5,589,000 and a weighted average remaining contractual term of 6.0 years at December 31, 2016. For vested and exercisable options, outstanding shares totaled 21,323,860, with an aggregate intrinsic value of $5,286,000. These options had a weighted-average exercise price of $0.22 per share and a weighted-average remaining contractual term of 5.4 years at December 31, 2016.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2016 was calculated based on the closing price of the Company’s common stock as reported on the Over-the-Counter Bulletin Board and the OTCQx markets on December 31, 2016 of approximately $0.39 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table present information concerning common stock available for future issuance (in thousands):

	December 31,
	2016	2015

Stock options issued and outstanding	24,351	43,071
Authorized for future option grants	48,368	29,485
Warrants outstanding	6,275	8,280

Total	78,994	80,836

10. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2016, 2015 and 2014 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	August 2013 warrants	October 2013 warrants	October 2013 Series A warrants	January 2015 warrants	Total

Outstanding, January 1, 2014	-	-	-	-	-	-	-	-	-
Warrants acquired in merger with Biozone	650	455	1,864	1,000	10,000	200	7,000	-	21,169
Warrants issued	-	-	-	-	-	-	-	5,500	5,500
Outstanding, December 31, 2014	650	455	1,864	1,000	10,000	200	7,000	5,000	26,669
Warrants exercised	-	-	(364)	-	(10,000)	(200)	(6,225)	(1,500)	(18,289)
Outstanding, December 31, 2015	650	455	1,500	1,000	-	-	775	4,000	8,380
Warrants expired	(650)	(455)		(889)					(1,994)
Warrants exercised			-	(111)	-	-	-	-	(111)
Outstanding, December 31, 2016	-	-	1,500	-	-	-	775	4,000	6,275

Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	August 26, 2023	October 18, 2018	October 24, 2023	January 16, 2024

Warrants consist of warrants with the potential to be settled in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued by Biozone in connection with equity financings in February 2012, August 2013, October 2013 and January 2014, which were assumed by the Company in connection with its merger with Biozone in January 2014. As of December 31, 2016, 4,775,000 warrants are accounted for as liabilities and 1,500,000 warrants are accounted for as equity. Warrants accounted for as liabilities have the potential to be settled in cash or not indexed to the Company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations and comprehensive income (loss) as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2016:

	October 2013 warrants	January 2015 warrants

Strike price	$0.50	$0.50

Expected term (years)	6.8	7.0
Cumulative volatility %	99.7%	100%
Risk-free rate %	2.24%	2.25%

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

University of Pittsburgh and Emory University: Cocrystal Pharma assigned its patent rights to the patent titled “3’-AZIDO PURINENUCLEOTIDE PRODRUGS FOR TREATMENT OF VIRAL INFECTIONS” to University of Pittsburgh on November 21, 2015. This patent is jointly owned by Cocrystal Pharma, the University of Pittsburgh and Emory University. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

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

The following table presents a summary of fair values of assets and liabilities that are remeasured at fair value at each balance sheet date as of December 31, 2016 and 2015, and their placement within the fair value hierarchy as discussed above (in thousands):

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,640	$3,640	$-	$-

Liabilities:
Warrants potentially settleable in cash	$1,476	$-	$-	$1,476

	December 31,	Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	2015	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$9,276	$9,276	$-	$-

Liabilities:
Warrants potentially settleable in cash	$4,115	$-	$-	$4,115

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2016, 2015, or 2014. A reconciliation of the beginning and ending Level 3 liabilities for the years ended December 31, 2016, 2015 and 2014, is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2016	2015	2014
Balance , January 1,	$4,115	$8,464	$23
Value of warrants converted in cashless exercise	(36)	(14,265)	-
Change in fair value of Teva option	-	-	(23)
Estimated fair value of warrants assumed in merger on January 2, 2014	-	-	10,475
Estimated fair value of warrants issued in January common stock sale	-	-	3,696
Change in fair value of warrants for the year ended	(2,603)	9,916	(5,707)
Balance at December 31,	$1,476	$4,115	$8,464

13. Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net loss per share (amounts in thousands, except per share amounts):

	For the year ended:
	2016	2015	2014
Numerator:
Net loss attributable to common shareholders	$(74,874)	$(50,122)	$(99)
Adjustment for change in fair value of derivative liability	(2,603)	-	(2,228)
Net loss attributable to common shareholders, as adjusted	$(77,477)	$(50,122)	$(2,327)

Denominator:
Weighted average shares outstanding used to compute net loss per share:
Basic	705,529	630,316	326,779
Adjustment for dilutive effects of warrants	471	-	954
Diluted	706,000	630,316	327,733

Net loss per share
Basic	$(0.11)	$(0.08)	$(0.00)
Diluted	$(0.11)	$(0.08)	$(0.01)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the year ended December 31,
	2016	2015	2014
Options to purchase common stock	24,351	43,071	19,600
Warrants to purchase common stock	-	8,280	16,669
Total	24,351	51,351	36,269

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

A reconciliation of income tax expense (benefit) for the years ended December 31, 2016, 2015, and 2014 is as follows:

	Year Ended December 31,
	2016		2015	2014
Current:
Federal	$		$-	$-
State		19	19	2
Total current income tax expense		19	19	2

Deferred:
Federal		(32,421)	(12,001)	(51)
State		3,008	(3,266)	(3)
Total deferred income tax expense (benefit)		(29,413)	(15,267)	(54)
Total income tax expense (benefit)		(29,394)	$(15,248)	$(52)

Significant components of the Company’s deferred income taxes at December 31, 2016 and 2015 are shown below (in thousands):

	December 31,
	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$20,633	$14,273
Compensation	1,323	1,098
Research and development tax credits	1,390	972
Property and equipment	22	-
Other	545	128

Total gross deferred tax assets	23,912	16,471

Deferred Tax Liabilities
Property and equipment	-	(5)
Acquired in-process research and development	(20,462)	(49,875)

Total Deferred Tax Liabilities	(20,462)	(49,880)

Net deferred tax assets	3,450	(33,409)
Valuation allowance	(23,912)	(16,466)

Net Deferred Tax Liability	$(20,462)	$(49,875)

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

At December 31, 2016, the Company had federal and California net operating losses, or NOL, carryforwards of approximately $54.0 million and $47.0 million, respectively. The federal NOL carryforwards begin to expire in 2027, and the California NOL carryforwards begin to expire in 2029. At December 31, 2016, the Company also had federal and California research tax credit carryforwards of approximately $1.2 million and $0.3 million, respectively. The federal research tax credit carryforwards begin to expire in 2029, and the California research tax credit carryforwards do not expire and can be carried forward indefinitely until utilized.

The above NOL carryforwards and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credit carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance. As long as the Company maintains a full valuation allowance against its deferred tax assets, limitations created by future ownership changes, if any, will not impact the Company’s effective tax rate.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	Year Ended December 31,
	2016	2015	2014

Statutory federal income tax rate	34.0%	34%	34.0%
Change in fair value of warrant liability	0.9%	(5.2)%	10.7%
State income taxes, net of federal benefit	4.8%	0.1%	0.4%
Tax credits	0.4%	0.3%	0.9%
Change in valuation allowance	(7.3)%	(12.5)%	(11.2)%
Permanent differences	-	(0.8)%	(0.7)%
State rate adjustment	(5.3%)	3.3%	-
Other	0.9%	4.4%	0.1%

Effective rate	28.3%	23.6%	23.6%

15. Commitments and Contingencies

Commitments

The Company leases office and laboratory space in Bothell, Washington and Tucker, Georgia, under operating leases that expire in January 2019 and June 2017, respectively. Future minimum lease payments, by year and in aggregate, are as follows:

Year ending December 31	(in thousands)
2017	$228
2018	160
2019	14
Total Minimum Lease Payments	$402

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under some of the Company’s operating leases, but are not fixed and can fluctuate from year to year.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term. The Company has the right to terminate this lease after three years, by giving prior notice at least 180 days prior to such early termination date and by paying a termination fee equal to the sum of three months’ rent plus the unamortized balance of the sum of (a) all brokerage commissions paid by the landlord of the property in connection with the lease and (b) the abated free base rent related to the five months of the lease, treating items (a) and (b) as being amortized on a level basis over the five year base term of the lease.

The offices and laboratory space in Tucker, Georgia are leased from a limited liability company owned by one of Cocrystal’s Directors, Dr. Raymond Schinazi.

Rent expense for 2016, 2015, and 2014, totaled $345,000, $375,000 and $295,000, respectively.

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

In October 2013, Plaintiff Shefa LMV, LLC (“Plaintiff”) filed a First Amended Complaint (“Complaint”) in Los Angeles Superior Court for civil penalties and injunctive relief against numerous retailers and manufacturers of products, and alleged violations of California Health & Safety Code Sec. 25249.6 (part of the “Safe Drinking Water and Toxic Enforcement Act”) and California Business & Professional Code Sec. 17200, et seq. (California’s “Unfair Competition Law”). On October 17, 2014, Plaintiff filed an amendment to the Complaint, adding the Company’s subsidiary Biozone Laboratories, Inc. a California corporation, as Doe Defendant No. 9. An oral agreement between counsel for the Company and for Plaintiff has resulted in preparation of a Proposed Consent Judgment as to Biozone Laboratories, Inc. If fully executed and approved by the court, the Company will pay $7,500 in exchange for the release and discharge by the settling plaintiff only, with the Company presently expecting no further proceedings.

In October 2015, Cocrystal Pharma, Inc. received a subpoena from the staff of the Securities and Exchange Commission seeking the production of documents. The Company is fully cooperating with the inquiry. The Company cannot predict or determine whether any proceeding may be instituted in connection with the subpoena or the outcome of any proceeding that may be instituted.

16. Quarterly Results (Unaudited)

Selected quarterly financial data for 2016 and 2015 are contained in the Condensed Interim Financial Data table below.

($ in thousands except per share amounts)	4th Q	3rd Q	2nd Q	1st Q
2016
Grant Revenues	$-	$-	$-	$-
Research and development	93,876 (1)	2,093	2,368	3,342
General and administrative	510	(199)	1,836	1,992
Total costs and expenses	94,386	1,894	4,204	5,334
Operating loss	(94,386)	(1,894)	(4,204)	(5,334)
Other income (expense), net	(762)	13	977	1,322
Income tax benefit (provision)	$29,394	$-	$-	$-
Net (loss) income	(65,754)	(1,881)	(3,227)	(4,012)
Basic (loss) earnings per common share	$(0.10)	$(0.00)	$(0.00)	$(0.01)
(Loss) earnings per common share assuming dilution	$(0.10)	$(0.00)	$(0.00)	$(0.01)

2015
Grant Revenues	$-	$24	$27	$27
Research and development	41,578 (2)	2,177	1,946	1,560
General and administrative	2,795	1,437	1,898	635
Total costs and expenses	44,373	3,614	3,844	2,195
Operating loss	(44,373)	(3,590)	(3,817)	(2,168)
Other income (expense), net	(1,376)	3,082	1,246	(14,374)
Income tax benefit (provision)	15,300	-	(52)	-
Net (loss) income	$(30,449)	$(508)	$(2,623)	$(16,542)
Basic (loss) earnings per common share	$(0.05)	$(0.00)	$(0.00)	$(0.03)
(Loss) earnings per common share assuming dilution	$(0.05)	$(0.01)	$(0.01)	$(0.04)

(1)	Includes impairment charge for the company’s IPR&D asset of $92,369,000

(2)	Includes impairment charge for the company’s IPR&D asset of $38,665,000

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by Item 10 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 11. Executive Compensation

The information required by Item 11 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by Item 14 will be included in the Proxy Statement to be filed relating to our 2017 Annual Meeting of Stockholders and is incorporated herein by reference.

43

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Termination of Employment Agreement – Gary Wilcox*	10-K	3/31/15	10.5
10.2	Amendment of Employment Agreement – Sam Lee*	10-K	3/31/15	10.6
10.3	Employment Agreement, as amended – Jeffrey Meckler*	8-K	3/17/15	10.1
10.4	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.5	Form of Securities Purchase Agreement	8-K	09/02/16	10.1
10.6	Form of Securities Purchase Agreement	10-K	3/15/16	10.1
10.7	Curtis Dale Employment Agreement*	8-K	11/20/15	10.1
10.8	Jeffrey Meckler Employment Agreement*	8-K	9/24/15	10.1
10.9	Douglas Mayers Employment Agreement*	8-K	9/24/15	10.2
10.10	Walt Linscott Employment Agreement*	8-K	7/27/15	10.1
10.11	Walt Linscott Stock Option Agreement*	8-K	7/27/15	10.2
10.12	Gary Wilcox Advisory Agreement*	10-K/A	04/29/16	10.16
10.13	Jerry McGuire Stock Option Agreement*	10-K/A	04/29/16	10.17
14.1	Code of Ethics	10-K/A	04/29/16	14.1
21.1	Subsidiaries	10-K	3/31/15	21.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)**				Filed
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

ITEM 16. FORM 10-K SUMMARY

Not applicable.

44

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.

March 31, 2017	By:	/s/ Gary Wilcox
Gary Wilcox Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Wilcox	Chief Executive Officer (Principal Executive Officer)	March 31, 2017
Gary Wilcox

/s/ Raymond F. Schinazi	Chairman	March 31, 2017
Raymond F. Schinazi

/s/ David Block	Director	March 31, 2017
David Block

/s/ Phillip Frost	Director	March 31, 2017
Phillip Frost

/s/ Jane Hsiao	Director	March 31, 2017
Jane Hsiao

/s/ Steven Rubin	Director	March 31, 2017
Steven Rubin

/s/ James Martin	Interim Chief Financial Officer (Principal Accounting Officer)	March 31, 2017
James Martin

45