Form 10-K/A
period 2016-12-31
Cocrystal Pharma, Inc.
filed 2017-04-27
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from: _____________ to _____________

Commission file number: 000-55158

Cocrystal Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2528215
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

1860 Montreal Road, Tucker GA	30084
(Address of Principal Executive Office)	(Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[X]
Non-accelerated filer	[ ]	Smaller reporting company	[ ]
Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2016, was approximately $132 million.

The number of shares outstanding of the registrant’s common stock, as of April 27, 2017, was approximately 727 million shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2016 (“2016 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2017. We are filing this Amendment to amend Part III of the 2016 Form 10-K to include the information required by and not included in Part III of the 2016 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2016.

Except as described above, no other changes have been made to the 2016 Form 10-K. The 2016 Form 10-K continues to speak as of the date of the 2016 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2016 Form 10-K other than as expressly indicated in this Amendment.

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

Name	Age	Position

Raymond Schinazi	67	Chairman

Gary Wilcox	70	Vice Chairman and Interim Chief Executive Officer

David Block	57	Director

Phillip Frost	80	Director

Jane Hsiao	69	Director

Steven Rubin	56	Director

Sam Lee	57	President

James J. Martin	50	Interim Chief Financial Officer

Executive Officer and Director Biographies

Raymond Schinazi, Ph.D., Hon D.Sc., Chairman

Dr. Schinazi was appointed Co-Chairman of the Board in connection with the RFS Pharma Merger as of November 25, 2014. Since March 11, 2015, Dr. Schinazi has served as Chairman of the Board. Dr. Schinazi is the Founder and Director of RFS Pharma, LLC, a position he held beginning in 2004. Dr. Schinazi has been at Emory University since 1978 and currently serves as the Frances Winship Walters Professor of Pediatrics and Director of the Laboratory of Biochemical Pharmacology at Emory University. He is also the Director of the Scientific Working Group on Viral Eradication for the NIH-sponsored Emory University Center for AIDS Research (CFAR). In addition, Dr. Schinazi currently serves as a Governing Trustee for the Foundation for AIDS Research (amfAR), the International Center for Missing & Exploited Children (ICMEC), and the Global Virus Network (GVN) and serves as a non-executive Director of Gliknik Inc., reViral Ltd. and Brace Pharma Capital.

Dr. Schinazi’s qualifications to serve on our Board include being the founder of multiple successful biotechnology companies including Triangle Pharmaceuticals, Inc., Pharmasset, Inc. and Idenix Pharmaceuticals, Inc. and his extensive experience and his technical expertise in drug discovery and development. Dr. Schinazi was also appointed as a result of being the Founder and President of RFS Pharma.

Gary Wilcox, Ph.D., Vice-Chairman and Interim Chief Executive Officer

Dr. Wilcox has been a director of Cocrystal since January 2, 2014 and has served as the Interim Chief Executive Officer since July 22, 2016. From January 2, 2014 until March 11, 2015, Dr. Wilcox served as the Chairman of the Board (Co-Chairman beginning November 25, 2014) and Chief Executive Officer of Cocrystal. He is a co-founder of Cocrystal Discovery, Inc. and served as its Chief Executive Officer from 2008 through March 2015. Since 2012 Dr. Wilcox has been a director of the Daily Journal Corporation (NASDAQ:DJCO) a publisher of legal newspapers and websites, and a developer of legal case management software. He was Executive Vice President of Operations and a member of the board of directors of Icos Corporation (NASDAQ:ICOS) from 1993-2007, where he played a key role in the development of Cialis, a drug with annual sales of $2 billion. In 1982, Dr. Wilcox co-founded Ingene Inc. (NASDAQ:IGEI), serving as its Chairman, President and CEO through private financings, an IPO and a successful merger with XOMA Corporation (NASDAQ:XOMA) in 1989. From 1989-1993 he was Vice Chairman of the Board of Directors and Executive Vice President of Xoma. From 1974 until 1984, Dr. Wilcox was a Professor of Microbiology and a member of the Molecular Biology Institute at UCLA. He has served on 15 boards of directors including Nasdaq, New York and London stock exchange companies as well as private technology companies.

Dr. Wilcox’s qualifications to serve on our Board include his 30 years of experience as an executive in biotechnology companies, his technical expertise in drug discovery and development, and his public company board of directors experience. Dr. Wilcox was originally appointed Chairman of the Board and Chief Executive Officer in connection with the January 2014 merger transaction described elsewhere in this report.

David Block, M.D., M.B.A., Director

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

Dr. Block’s qualifications to serve on our Board include his expertise in pharmaceutical development strategy and commercialization, finance and budgeting, and operational management, and his knowledge of medicine and unmet medical needs.

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008. He has served as CEO and chairman of OPKO Health Inc. (NASDAQ:OPKO) (“OPKO”), a multi-national pharmaceutical and diagnostics company since 2007. Dr. Frost was the Chairman of the Board of Teva Pharmaceutical Industries Limited or Teva (NYSE:TEVA) from March 2010 through February 2015, and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation. Dr. Frost had served as Chairman of the Board of Directors and Chief Executive Officer of IVAX since 1987. He was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida from 1972 to 1986. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE MKT:ROX), Cogint, Inc. (NASDAQ:COGT), and Sevion Therapeutics, Inc. (OTC:SVON). Dr. Frost previously served as a director for Continucare Corporation, Northrop Grumman Corp., and Ideation Acquisition Corp., as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE MKT), as a member of the Board of Trustees of the Scripps Research Institute until November 2012, and as Regent of the Smithsonian Institution.

Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of several pharmaceutical products. Dr. Frost was appointed to serve as a director in connection with the January 2014 merger transaction described elsewhere in this report.

Jane H. Hsiao, Ph.D., M.B.A., Director

Dr. Hsiao has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008. She has served as Vice-Chairman and Chief Technical Officer of OPKO since 2007. Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX Corporation from 1995 to January 2006. She served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary, from 1998 to 2006. Prior to its merger with TransEnterix Inc. (NYSE MKT:TRXC), Dr. Hsiao served as Chairman of the Board of SafeSitch Medical, Inc. She also serves as Chairman of the Board and interim CEO of Non-Invasive Monitoring Systems Inc. (OTC:NIMU), a medical device developer. Dr. Hsiao also currently serves on the board of Neovasc, Inc. (NasdaqCM:NVCN), a company developing and marketing medical specialties in vascular devices. She previously served as a director for Sorrento Therapeutics, Inc. (NasdaqCM:SRNE), a development stage biopharmaceutical company.

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

Steven D. Rubin, Director

Mr. Rubin has been a director of Cocrystal since January 2, 2014 and a director of Cocrystal Discovery since 2008. Mr. Rubin has been the Executive Vice President of OPKO, since May 2007 and a director of OPKO since February 2007. Mr. Rubin is a member of The Frost Group, LLC, a private investment firm. In addition to OPKO, Mr. Rubin currently serves on the Boards of Directors of Cogint, Inc. (NASDAQ:COGT), a multi-platform billboard and advertising company in China, Non-Invasive Monitoring Systems, Inc. (OTC:NIMU), a medical device company, Neovasc, Inc. (NasdaqCM:NVCN), a developer of vascular devices, Kidville, Inc. (OTC:KVIL), which operates upscale learning and play facilities for children, Sevion Therapeutics, Inc. (OTC:SVON), a clinical stage company building and developing therapeutics for the treatment of cancer and immunological diseases, and Castle Brands, Inc. (NYSE MKT:ROX), a marketer of premium spirits. Mr. Rubin previously served on the Board of Directors of Dreams, Inc., Tiger X Medical, Inc., TransEnterix, Inc., and PROLOR Biotech, Inc. (prior to its merger with OPKO Health). Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 until September 2006.

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

James J. Martin, Interim Chief Financial Officer

Since February 27, 2017, Mr. Martin has served as the interim Chief Financial Officer. Mr. Martin has served as Chief Financial Officer of Non-Invasive Monitoring Systems, Inc. (OTC:NIMU) since January 2011. Since November 2016, he has served as Chief Financial Officer of Motus GI Holdings, Inc., a privately held medical device company. From September 2014 to November 2016, Mr. Martin served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (NASDAQ:VBIV), a pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (NASDAQ:VPCO), a vaporizer retail and wholesale company. From January 2011 to October 2013, Mr. Martin served as Chief Financial Officer of SafeSitch Medical, Inc. prior to its merger with TransEnterix, Inc.

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

The following table identifies the independent and non-independent current Board and Committee members.

Name	Independent	Audit	Compensation	Corporate Governance and Nominating

Raymond Schinazi				X

Gary Wilcox

David Block	X	X	Chair

Phillip Frost	X	X

Jane Hsiao	X		X	Chair

Steven Rubin	X	Chair	X	X

Our Board and committees met the following number of times in 2016: full Board: 8; Audit: 4; Compensation: 1; and Corporate Governance and Nominating: 0.

We have no formal policy regarding attendance by directors or officers at our shareholder meetings. Dr. Wilcox attended our last annual shareholder meeting on behalf of the Board and management.

Director Compensation

We do not presently compensate our directors for their Board or committee service, nor did we typically compensate our directors during the year ended December 31, 2016.

In 2015, we granted each of our non-employee directors 350,000 10-year stock options. The options are exercisable at $1.17 per share and vest in four equal annual increments with the first vesting date being April 13, 2016, subject to continued service on each applicable vesting date. As of December 31, 2016, each of Drs. Block, Frost, and Hsiao held 175,000 vested options. In addition, Dr. Schinazi held 175,000 options pursuant to the 2015 director grant as well as 5,120,934 options exercisable at prices between $0.05 and $0.15 which were assumed by the Company during the merger with RFS Pharma, LLC, of which 4,694,190 are vested.

Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of Cocrystal’s directors qualifies as an independent director pursuant to the Nasdaq Listing Rules and applicable SEC rules and regulations, with the exception of Dr. Raymond Schinazi and Dr. Gary Wilcox. In considering Dr. Phillip Frost’s independence, the Board considered the large beneficial ownership position held by him directly and through entities controlled by him. Our Board has also determined that all of the Audit Committee and Compensation Committee members are independent under the Nasdaq Listing Rules independence standards for the respective committee.

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

Risk Assessment Regarding Compensation Policies and Practices

Our compensation program for employees does not create incentives for excessive risk taking by our employees or involve risks that are reasonably likely to have a material adverse effect on Cocrystal. Our compensation has the following risk-limiting characteristics:

●	Our base pay programs consist of competitive salary rates that represent a reasonable portion of total compensation and provide a reliable level of income on a regular basis, which decreases incentive on the part of our executives to take unnecessary or imprudent risks;

●	A portion of executive compensation opportunity is tied to long-term incentives that emphasize sustained performance over time. This reduces any incentive to take risks that might increase short-term compensation at the expense of longer-term results.

●	Awards are not tied to formulas that could focus executives on specific short-term outcomes;

●	Equity awards may be recovered by us should a restatement of earnings occur upon which incentive compensation awards were based, or in the event of other wrongdoing by the recipient; and

●	Equity awards, generally, have multi-year vesting which aligns the long-term interests of our executives with those of our shareholders and, again, discourages the taking of short-term risk at the expense of long-term performance.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Chief Executive Officer and Chief Financial Officer, as well as our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics is available through the “Investors” section on our website, which can be found at www.cocrystalpharma.com. The information on, or that can be accessed through, our website is not incorporated herein. In addition, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing to Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia, 30084, Attention: Corporate Secretary.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2016.

COMPENSATION COMMITTEE REPORT

The following is a report by the Compensation Committee regarding our executive officer compensation program.

The Compensation Committee (“Committee”) of the Company has reviewed and discussed the Compensation Discussion and Analysis contained herein (“CD&A”) with management of the Company. Based on the Committee’s review of the CD&A and the Committee’s discussions regarding the CD&A with management, the Committee recommended to the Board of Directors of the Company (and the Board has approved) that the CD&A be included in the Company’s Annual Report.

Submitted by the Committee of the Board of Directors

David Block

Jane Hsiao

Steven Rubin

Compensation Discussion and Analysis

In the following discussion, we use the term “Named Executive Officers” to refer to those persons serving as our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) during 2016 (including those who served in an interim capacity), two additional executive officers serving at the end of 2016 whose total compensation exceeded $100,000, and a former executive officer whose total compensation exceeded $100,000 in 2016. No other executive officer had compensation exceeding $100,000 in 2016.

Our compensation philosophy is to attract and retain talented and dedicated executives who will work to achieve our desired business direction, strategy, and performance. The primary goals of our compensation program for our Named Executive Officers are (i) to attract, motivate, and retain talented executives with the skill sets and expertise we need to meet our scientific and business objectives; (ii) to be competitive in the marketplace; (iii) to tie annual and long-term cash and equity incentives to the achievement of specified performance objectives that will result in increased shareholder value; and (iv) to be cost-effective. To achieve these goals, we have formed a Committee that reviews and approves the executive compensation packages for our executive officers, including the Named Executive Officers. In the past, these packages have been based on a mix of salary, discretionary bonus, and equity awards. We have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation.

Benchmarking of Cash and Equity Compensation

Our Committee reviews executive compensation levels to ensure they remain competitive in our industry. As the Company is not large enough to warrant a Human Resources executive, data for this review has, in the past, been prepared and provided to the Committee by our Chief Executive Officer, as well as other members of senior management. We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies, although we have not previously done so.

Elements of Compensation

We evaluate individual executive performance with a goal of setting compensation at levels the Board and the Committee believe are comparable with executives in comparable companies, taking into account similar size, stage of development, complexity of programs, and our status as a publicly held company. Our Board and Committee may take into account our relative performance against objectives both as a company and as an individual contributor. The primary elements of an individual’s compensation may include base salary, discretionary equity compensation, and discretionary annual bonus, each of which is described in greater detail below.

Base Salary. We try to establish and maintain competitive annual base salaries for our Named Executive Officers. In the past we have utilized comparative data purchased from Radford Consulting (a division of Aon plc). While base salaries are not primarily performance-based, we believe it is important to provide adequate, fixed compensation to executives working in a highly volatile and competitive industry such as ours. We provide fixed salary compensation to our Named Executive Officers based on their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the pharmaceutical industry. The Committee may take into account the Company’s growth and achievements as well as salary increases, or lack thereof, during preceding periods to make determinations as to whether to increase base salary.

Discretionary Annual Bonus. In addition to base salaries, our Committee has the authority to award discretionary annual bonuses to our Named Executive Officers. The Committee did not award cash bonuses to any Named Executive Officers in connection with 2016 performance and the Company is presently evaluating whether cash bonuses should be a component of executive compensation in the future.

Equity Compensation. We believe that equity compensation should be a component of our executive compensation program because it aligns the interests of our executive officers with the long term performance of the Company. Stock options are an element of our long-term incentive strategy. The primary purpose of stock options is to provide Named Executive Officers and other employees with a personal and financial interest in our success through stock ownership, thereby aligning the interests of such persons with those of our shareholders. This program is an important element of our goal to empower and motivate outstanding long-term contributions by our Named Executive Officers and other employees. The Committee believes that the value of stock options will reflect our performance over the long-term. Under our employee stock option program, options are granted at fair market value at the date of grant, and options granted under the program become exercisable only after a vesting period, which is subject to continued employment. Consequently, employees benefit from stock options only if the market value of our common stock increases over time. With respect to these stock options, we recognize compensation expense based on FASB ASC Topic 718.

The Committee typically grants stock options under the 2015 Equity Incentive Plan, which we sometimes refer to as the “Plan”. See “2015 Equity Incentive Plan,” below. As with base salaries, there is no set formula or performance criteria, which determines the amount of the equity award for our Named Executive Officers or our other employees. Nor is the Committee required to assign any relative weight to any specific factors or criteria it considers when granting stock options. Rather, the Committee will exercises its judgment and discretion by considering all factors it deems relevant at the time of such grants, including the Company’s performance during the most recent fiscal year. For the Named Executive Officers, other than the Chief Executive Officer, the decisions by the Committee may take into account the recommendation of the Company’s Chief Executive Officer, and includes his subjective determination based on his assessment of the executive officer’s current position with the Company, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Committee may make stock option grants to incentivize and attract new employees, including executive officers. With limited exceptions, we have not granted employees restricted stock or restricted stock awards pursuant to our equity benefit plans. However, our Committee, in its discretion, may in the future elect to make such grants to our employees and our executive officers if it deems it advisable.

2015 Equity Incentive Plan

At our 2015 Annual Meeting, our shareholders voted, by more than 99% of the votes cast, to approve and ratify the Plan. The Plan authorizes up to 81,157,135 shares of our common stock for issuance pursuant to the terms of the Plan. The shares authorized under the Plan includes 31,157,135 shares which were previously available under our 2007 Equity Incentive Plan, under which we will no longer issue awards. The Plan is a broad-based plan in which all employees, consultants, officers, and directors of the Company are eligible to participate. The purpose of the Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company and other equity-based awards, an incentive to its officers and other key employees and consultants who are in a position to contribute materially to the prosperity of the Company, to increase such persons’ interests in the Company’s welfare, by encouraging them to continue their services to the Company, and by enabling the Company to attract individuals of outstanding ability to become employees, consultants, officers and directors of the Company.

The Plan is administered by our Committee or by the Board, which we refer to as the “Administrator.” Under the Delaware General Corporation Law, the Board may delegate to officers of the Company the power to grant awards to employees who are not officers or directors. Accordingly, the Board has delegated to the Committee the power to authorize awards to employees who are not direct reports of the Chief Executive Officer and has retained the power to authorize awards to the Chief Executive Officer and his or her direct reports. Awards granted under the Plan may be restricted stock, restricted stock units, options and stock appreciation rights (“SARs”) which are awarded to employees, consultants, officers and directors, who, in the opinion of the Administrator, have contributed, or are expected to contribute, materially to our success. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Administrator, in its sole discretion. All of the Company’s employees and non-employee directors are eligible to participate in the Plan.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation (“Say-on-Pay”) at our 2015 Annual Meeting. While this vote is not binding on the Company, our Board of Directors or our Committee, we believe that it is important for our shareholders to have an opportunity to vote on this proposal every three years as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in our proxy statement. Our Board of Directors and our Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our Named Executive Officers as disclosed in the proxy statement, we will consider our shareholders’ concerns and the Committee will evaluate whether any actions are necessary to address those concerns.

At the 2015 Annual Meeting, more than 99% of the votes cast on the advisory vote on the executive compensation proposal were in favor of our Named Executive Officer compensation as disclosed in the proxy statement. Our Board and Committee reviewed these final vote results. Given the significant level of support, no changes to our executive compensation policies and decisions were necessary at that time based on the vote results. We have determined that our shareholders should vote on a Say-on-Pay proposal every three years, consistent with the preference expressed by our shareholders at the 2015 Annual Meeting. Accordingly, the next Say-on-Pay vote will be in 2018.

Compensation Committee Interlocks and Insider Participation

None of the members of the Committee is or has been employed by us. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our Board or Committee. No member of the Committee has any other business relationship or affiliation with us other than his or her service as a director.

Item 11. Executive Compensation

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) during 2016, (including those who served in an interim capacity), two additional executive officers serving at the end of the last fiscal year whose total compensation exceeded $100,000, and a former executive officer whose total compensation exceeded $100,000 in 2016. No other executive officer had compensation exceeding $100,000 in 2016. We refer to these persons as the “Named Executive Officers.

2016 Summary Compensation Table

Name and Principal Position (a)(1)	Year (b)	Salary ($)(c)(1)	Bonus ($) (d)(2)	Option Awards ($) (f)(3)	All Other Compensation ($)(i)(4)	Total ($)
Gary Wilcox	2016	100,643	-	-	-	100,643
Interim Chief Executive Officer	2015	133,487	-		-	133,487
	2014	244,960	-		-	244,960

Jeffrey Meckler	2016	237,709	-		-	237,709
Former Chief Executive Officer	2015	214,504	140,325	9,016,542	-	9,371,371
	2014	-	-		-	-

Sam Lee	2016	260,836	-		-	260,836
President	2015	203,620	-		-	203,620
	2014	169,927	-		-	169,927

Walt Linscott	2016	263,696	-	220,783	-	484,479
Former General Counsel and Secretary	2015	98,361	37,860	883,134	-	1,019,355
	2014	-	-		-	-
					-
Douglas Mayers	2016	228,240			-	228,240
Former Chief Medical Officer	2015	71,251	49,000	1,159,370	-	1,279,621
	2014	-	-		-	-

Curtis Dale	2016	197,820	-	-	-	197,820
Former Interim Chief Financial Officer	2015	42,766	15,910	58,477	15,585	132,738
& Controller	2014	-	-	-	-	-

(1)	Salary amounts reflect amounts earned and paid each year.

(2)	Bonus amounts reflects amounts earned in 2015, whether paid in 2015 or subsequently.

(3)	Grant date fair value computed in accordance with FASB ASC Topic 718.

(4)	Mr. Dale was paid $15,585 in consulting services prior to joining the Company as Controller.

Named Executive Officer Employment Agreements

Gary Wilcox. On March 31, 2015, the Company and Dr. Wilcox entered into an at-will consulting agreement whereby Dr. Wilcox would be paid $100,000 per year to serve as a part-time consultant to the Company. This arrangement has not been modified since Dr. Wilcox assumed the role of Interim Chief Executive Officer in July 2016.

Sam Lee. Dr. Lee receives an annual salary of $260,000, which was increased from $180,000 in October 2015. He entered into an Employment Agreement with Cocrystal effective January 2, 2014. In February 2015, Dr. Lee agreed to modify his Employment Agreement eliminating his stock options and agreeing to six months’ severance in the event of termination without cause.

Douglas Mayers. Dr. Mayers was appointed Chief Medical Officer effective October 1, 2015 and resigned July 22, 2016. Prior to his resignation, pursuant to his employment agreement, he received an annual salary of $280,000 and was eligible for a discretionary annual bonus equal to up to 35% of his base salary. In addition, Dr. Mayers received a grant of 2,400,000 ten-year stock options which failed to vest due to his resignation.

Jeffrey Meckler. Mr. Meckler was appointed Chief Executive Officer effective March 31, 2015 and resigned July 22, 2016. Prior to his resignation, pursuant to his employment agreement, he received an annual salary of $340,000 and was eligible for a discretionary annual bonus equal to up to 50% of his base salary. In addition, Mr. Meckler received an initial grant of 1,750,000 ten-year stock options, which were fully vested at the time of his resignation but subsequently expired pursuant to a determination of the Company’s Compensation Committee, and 16,000,000 ten-year stock options, which had either not vested as of his resignation or have expired.

Walt Linscott. Mr. Linscott was appointed General Counsel and Corporate Secretary effective July 15, 2015 and resigned effective March 1, 2017. Prior to his resignation, pursuant to his employment agreement, he received an annual base salary of $225,000 and a discretionary annual bonus equal to up to 35% of his base salary. In addition, the Company granted Mr. Linscott 1,200,000 ten-year stock options, of which 300,000 were vested at the time of his resignation and remain exercisable through June 1, 2017.

Curtis Dale. Mr. Dale was appointed Chief Financial Officer effective November 16, 2015 and resigned January 24, 2017. Prior to his resignation, pursuant to his employment agreement relating to his service as the Company’s Controller, he received an annual base salary of $125,000 and was eligible to receive a discretionary annual bonus. Mr. Dale received a bonus of $15,910 for fiscal year 2015. In addition, the Company paid Mr. Dale $6,000 a month for his service as Interim Chief Financial Officer. Mr. Dale received a grant of 100,000 ten-year stock options, which had either not vested as of his resignation or have expired.

Termination and Change of Control Provisions

Under the terms of their employment agreements and our 2015 Equity Incentive Plan, our Named Executive Officers are entitled to certain payments and accelerated vesting of equity awards under the circumstances which are described below.

Unless otherwise specified in a particular agreement, the vesting of equity awards granted under the Plan is as follows: (i) in the event of a change of control (as defined in the Plan), all outstanding equity awards immediately vest; (ii) in the event of a recipient’s death, disability, or termination other than for cause, all unvested awards are immediately forfeited; and (iii) in the event of a recipient’s termination for cause, all unexercised awards, whether vested or unvested, are immediately forfeited.

Because Messrs. Meckler, Linscott and Dale and Dr. Mayers voluntarily resigned, the termination provisions of their respective employment agreements did not provide for payment of sums beyond earned and unpaid salary, and unvested stock awards were forfeited.

Dr. Lee’s employment agreement provides that if he is terminated without cause, he is entitled to receive six months’ salary, which as of December 31, 2016 would amount to $130,000.

Dr. Wilcox is not entitled to severance under the terms of his present advisory agreement with the Company.

None of our Named Executive Officers would be entitled to any other benefits, including accelerated equity vesting, in the event of termination under various circumstances.

Pension Benefits

None of our Named Executive Officers is covered by a pension plan or other similar benefit plan that provides for payments or other benefits at, following, or in connection with retirement.

Nonqualified Defined Contribution and Other Nonqualified Deferred Compensation Plan

None of our Named Executive Officers is covered by a nonqualified defined contribution or other nonqualified deferred compensation plan.

Outstanding Equity Awards at Fiscal Year-End

Outstanding Equity Awards At 2016 Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
( a )	( b )	( c )	( e )	( f )
Jeffrey Meckler (1)	1,750,000	-	$1.015	7/22/2019

Walt Linscott (2)	300,000	900,000	$0.98	7/21/2025

Curtis Dale (3)	25,000	75,000	$0.74	11/24/2025

Sam Lee	-	-	-	-

Gary Wilcox	-	-	-

(1)	The expiration date of Mr. Meckler’s options was accelerated upon his resignation. These options expired upon action by the Company’s Compensation Committee subsequent to December 31, 2016.

(2)	Mr. Linscott’s unvested options were forfeited upon his resignation. The expiration date of his vested options was accelerated upon his resignation to June 1, 2017.

(3)	Mr. Dale’s unvested options were forfeited upon his resignation. The expiration date of his vested options was accelerated upon his resignation to April 24, 2017. These options have now expired.

As of December 31, 2016, there were no outstanding unearned options granted to our Named Executive Officers under the 2015 Equity Incentive Plan, and no Named Executive Officer had any outstanding stock awards other than stock options.

Equity Compensation Plan Information

The following chart reflects the number of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such plans as of December 31, 2016.

Name of Plan (Share values in 000’s)	Number of shares of common stock to be issued upon exercise of outstanding options (a)	Weighted Average Exercise Price of Outstanding Options (b) ($)	Number of shares remaining available for issuance under equity compensations plans (excluding the shares reflected in column (a))
Equity compensation plans approved by security holders (1)	24,351	0.30	48,368

Equity compensation plans not approved by security holders

Total	24,351	0.30	48,368

(1)	This represents securities issued under the 2007 Equity Incentive Plan and 2015 Equity Incentive Plan.

In 2014, in connection with the Cocrystal Discovery merger, Cocrystal adopted and assumed the 2007 Equity Incentive Plan. On April 13, 2015, the Board adopted the 2015 Equity Incentive Plan, or the Plan. The Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the Plan to our employees, directors and independent contractors.

Subsequent to December 31, 2016, an additional 2,750,000 stock awards were returned to the amount available for grant under the Plan following the expiration of stock options granted to executive officers who resigned.

Grants of Plan-Based Awards

The Company made no grants of plan-based awards to any of the Named Executive Officers during the year ended December 31, 2016.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options or acquired shares on the vesting of stock awards in fiscal year 2016.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of the record date by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) our Named Executive Officers and (iv) all current executive officers and directors of Cocrystal as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia 30084.

Title of Class	Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Executive Officers:
Common Stock	Raymond Schinazi (2)	289,434,760	39.6%
Common Stock	Phillip Frost (3)	106,875,148	14.7%
Common Stock	Gary Wilcox (4)	16,948,605	2.3%
Common Stock	Sam Lee (5)	13,087,847	1.8%
Common Stock	Jane Hsiao (6)	9,106,948	1.3%
Common Stock	Jeffrey Meckler (7)	657,161	0.1%
Common Stock	Steven Rubin (8)	908,484	0.1%
Common Stock	David Block (9)	343,696	* %
Common Stock	Douglas Mayers (10)	-	0.0%
Common Stock	Walt Linscott (11)	-	0.0%
Common Stock	Curtis Dale (12)	-	0.0%
Common Stock	All current directors and executive officers as a group (8 persons)	436,705,487	59.8%

5% Stockholders:

Common Stock	Frost Gamma Investments Trust (13)	107,700,147	14.7%
Common Stock	OPKO Health, Inc. (14)	63,634,260	8.7%

* Less than 1%

(1)	Applicable percentages are based on 726,531,530 shares of common stock outstanding as of April 27, 2017. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The number of shares reported as beneficially owned by former executive officers is based upon a review of the Company’s stock transfer agent records.

(2)	Dr. Schinazi is a director. Includes (i) 284,565,570 shares of common stock and (iii) 4,869,190 vested options.

(3)	Dr. Frost is a director. Includes (i) 106,500,148 shares of common stock held by Frost Gamma Investments Trust and (ii) 200,000 warrants held by Frost Gamma Investments Trust and 175,000 vested options. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole shareholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(4)	Dr. Wilcox is an executive officer and is a director.

(5)	Dr. Lee is an executive officer.

(6)	Dr. Hsiao is a director. Includes 3,435,294 shares of common stock and 5,496,654 shares of common stock held by Hsu Gamma Investment, L.P, for which Dr. Hsiao serves as General Partner, and 175,000 vested options.

(7)	Mr. Meckler is a former director and former executive officer.

(8)	Mr. Rubin is a director. Includes 733,484 shares of common stock and 175,000 vested options.

(9)	Dr. Block is a director. Includes 158,696 shares of common stock and 175,000 vested options.

(10)	Dr. Mayers is a former executive officer.

(11)	Mr. Linscott is a former executive officer. Includes 300,000 vested options.

(12)	Mr. Dale is a former executive officer.

(13)	Dr. Frost has voting and investment control over the securities held by Frost Gamma Investments Trust. See Footnote 3 above. Includes (i) 106,500,148 shares of common stock and (ii) 200,000 warrants. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(14)	Includes (i) 62,634,260 shares of common stock and (ii) 1,000,000 warrants. Dr. Frost is the Chief Executive Officer and Chairman of OPKO. However, he does not hold voting and investment control over, and disclaims beneficial ownership of, the securities held by OPKO. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $196,000. The present lease expires June 30, 2017.

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

On March 9, 2016, the Company sold 9,812,491 shares of the Company’s common stock in a private placement offering at a purchase price of $0.51 per share for gross proceeds of $5,004,370. The purchasers included seven members of the Company’s board of directors.

On September 1, 2016, the Company sold 9,776,100 shares of the Company’s common stock in a private placement offering at a purchase price of $0.41 per share for gross proceeds of $4,008,201. The purchasers included three members of the Company’s board of directors. In addition, OPKO Health, Inc., of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer, invested in the offering.

On April 20, 2017, the Company sold 12,500,000 shares of the Company’s common stock in a private placement offering at a purchase price of $0.24 per share for gross proceeds of $3,000,000. The purchasers included the Company’s Chairman, Dr. Raymond Schinazi. In addition, OPKO Health, Inc., of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer, invested in the offering.

See the Section titled “Independence” above for disclosure regarding director independence.

Item 14. Principal Accounting Fees and Services

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of BDO USA, LLP (“BDO”) as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services was compatible with maintaining independence. All of the services provided and fees charged by our principal accountants in fiscal 2015 and 2016 were approved by the Audit Committee in accordance with its pre-approval policy. The following table shows the fees paid to our principal accountants for the fiscal years ended December 31, 2015 and 2016.

	2015 ($)	2016 ($)
Audit Fees (1)	123,607	269,830
Audit-Related Fees (2)		500
Tax Fees (3)	32,578	45,000

Total	156,185	315,330

(1)	Audit Fees relate to relate to the audit of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the Financial Accounting Standards Board’s Accounting Support fee.

(3)	Tax fees relate to professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

AUDIT COMMITTEE REPORT

The following is a report by the Audit Committee regarding the responsibilities and functions of the Audit Committee.

The principal purpose of the Audit Committee is to assist the Board in its general oversight of our accounting practices, system of internal controls, audit processes and financial reporting processes. The Audit Committee is responsible for appointing and retaining our independent auditor and approving the audit and non-audit services to be provided by the independent auditor. The Audit Committee’s function is more fully described in its charter.

Our management is responsible for preparing our financial statements and ensuring they are complete and accurate and prepared in accordance with generally accepted accounting principles. BDO, our independent registered public accounting firm for 2016, was responsible for performing an independent audit of our consolidated financial statements and expressing an opinion on the conformity of those financial statements with generally accepted accounting principles and as to the effectiveness of our internal control over financial reporting.

The Audit Committee has:

●	reviewed and discussed the audited financial statements with management;

●	met privately with the independent registered public accounting firm and discussed matters required to be discussed pursuant to the Public Company Accounting Oversight Board Auditing Standard No. 61 “Communications with Audit Committees”;

●	received the written disclosures and the letter from the independent registered public accounting firm, as required by the applicable requirements of the Public Company Accounting Oversight Board regarding the independent registered public accounting firm’s communications with the Audit Committee concerning independence, and has discussed its independence with Cocrystal; and

●	in reliance on the review and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements be included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the SEC.

This report is submitted by the Audit Committee.

Steven Rubin, Chairman

Dr. Phillip Frost

Dr. David Block

The above Audit Committee Report is not deemed to be “soliciting material,” is not “filed” with the SEC and is not to be incorporated by reference in any filings that Cocrystal files with the SEC.

It is not the duty of the Audit Committee to determine that Cocrystal’s financial statements and disclosures are complete and accurate and in accordance with generally accepted accounting principles or to plan or conduct audits. Those are the responsibilities of management and Cocrystal’s independent registered public accounting firm. In giving its recommendation to the Board, the Audit Committee has relied on: (1) management’s representations that such financial statements have been prepared with integrity and objectivity and in conformity with GAAP; and (2) the report of Cocrystal’s independent registered public accounting firm with respect to such financial statements.

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

Cocrystal Pharma, Inc.

Date: April 27, 2017	By:	/s/ Gary Wilcox
Gary Wilcox
Interim Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2017	By:	/s/ James J. Martin
James J. Martin
Interim Chief Financial Officer
(Principal Financial Officer)

