Form 10-Q
period 2017-03-31
Cocrystal Pharma, Inc.
filed 2017-05-10
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
(Do not check if a smaller reporting company)

Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

As of May 10, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 726,531,508.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2017

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,555	$3,640
Accounts receivable	-	21
Prepaid expenses and other current assets	251	517
Mortgage note receivable, current portion	1,294	1,294
Total current assets	3,100	5,472

Property and equipment, net	287	280
Deposits	31	31
In process research and development	53,905	53,905
Goodwill	65,195	65,195
Total assets	$122,518	$124,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,121	$563
Derivative liabilities	905	1,476
Total current liabilities	2,026	2,039
Long-term liabilities
Deferred rent	47	63
Deferred tax liability	20,462	20,462
Total long-term liabilities	20,509	20,525

Total liabilities	22,535	22,564

Commitments and contingencies

Common stock, $0.001 par value; 800,000 shares authorized; 714,032 issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	714	714
Additional paid-in capital	239,247	239,035
Accumulated deficit	(139,978)	(137,430)
Total stockholders’ equity	99,983	102,319

Total liabilities and stockholders’ equity	$122,518	$124,883

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016

Operating expenses
Research and development	$2,071	$3,342
General and administrative	1,050	1,992
Total operating expenses	3,121	5,334

Loss from operations	(3,121)	(5,334)

Other income (expense)
Interest income	2	49
Change in fair value of derivative liabilities	571	1,273
Total other income (expense), net	573	1,322

Net loss and comprehensive loss	$(2,548)	$(4,012)

Net loss per common share:
Loss per share, basic	$(0.00)	$(0.01)
Weighted average common shares outstanding, basic	714,032	696,149

Loss per share, fully diluted	$(0.00)	$(0.01)
Weighted average common shares outstanding, diluted	714,032	697,272

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2016	714,032	$714	$239,035	$(137,430)	$102,319
Stock-based compensation	-	-	212	-	212
Net loss	-	-	-	(2,548)	(2,548)
Balance as of March 31, 2017	714,032	$714	$239,247	$(139,978)	$99,983

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2017	2016

Operating activities:
Net loss	$(2,548)	$(4,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	26	56
Stock-based compensation	212	719
Change in fair value of derivative liabilities	571	(1,273)
Changes in operating assets and liabilities:
Accounts receivable	21	(16)
Prepaid expenses and other current assets	266	(13)
Accounts payable and accrued expenses	558	499
Deferred rent	(16)	(2)
Net cash used in operating activities	(2,052)	(4,042)

Investing activities:
Purchase of fixed assets	(33)	(18)
Principal payments received on mortgage note receivable	-	19
Net cash provided by (used in) investing activities	(33)	1

Financing activities:
Proceeds from issuance of common stock	-	5,004
Proceeds from exercise of stock options	-	3
Net cash provided by financing activities	-	5,007

Net increase (decrease) in cash and cash equivalents	(2,085)	966
Cash and cash equivalents at beginning of period	3,640	9,276
Cash and cash equivalents at end of period	$1,555	$10,242

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$-	35

See accompanying notes to condensed consolidated financial statements.

Cocrystal Pharma, Inc.

Notes to the Condensed Consolidated Financial Statements

Three months ended March 31, 2017 and 2016

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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2017, the Company has funded its operations through equity offerings.

As of March 31, 2017, the Company had an accumulated deficit of $140,000,000. During the three month period ended March 31, 2017, the Company had a loss from operations of $3,100,000. Cash used in operating activities was approximately $2,000,000 for the three months ended March 31, 2017. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

On April 20, 2017, the Company closed on proceeds of $3,000,000 in a private placement offering as described in Note 3.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Pharma, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 30, 2017 (“Annual Report”) which contain information useful to understanding the Company’s business and financial statement presentations. The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company has not yet implemented this guidance. However, based on the Company’s current operating lease arrangements, the Company does not expect the adoption of this standard to have a material impact on its financial statements based upon current obligations.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard as of January 1, 2017 and there was no impact to its consolidated financial statements. The Company has elected to adopt the provisions of ASU No. 2016-09 that allow for stock option forfeitures to be recorded as they occur; however, adoption of this provision had no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value The Company adopted this standard as of January 1, 2017 and there was no impact to its consolidated financial statements. The Company has elected to adopt the provisions of ASU No. 2016-09 that allow for stock option forfeitures to be recorded as they occur; however, adoption of this provision had no impact on its consolidated financial statements of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. The ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units. However, for a reporting unit with a zero or negative carrying amount, the ASU adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. This ASU will be effective for the Company for its annual or any interim goodwill impairment tests in the year beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined when it will adopt the provisions of this ASU for future goodwill impairment tests.

Note 2 – Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) Topic 820 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The Company categorizes its cash equivalents as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model as discussed in Note 4 below.

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of March 31, 2017 and December 31, 2016, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	March 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,555	$1,555	$-	$-
Total assets	$1,555	$1,555	$-	$-

Liabilities:
Warrants potentially settleable in cash	$905	$-	$-	$905
Total liabilities	$905	$-	$-	$905

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,640	$3,640	$-	$-
Total assets	$3,640	$3,640	$-	$-

Liabilities:
Warrants potentially settleable in cash	$1,476	$-	$-	$1,476
Total liabilities	$1,476	$-	$-	$1,476

The Company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2017 or 2016. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2017 and 2016 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2017	2016
Balance , January 1,	$1,476	$4,115
Estimated fair value of warrants exchanged for common shares	-	(35)
Change in fair value of warrants	(571)	(1,273)
Balance at March 31,	$905	$2,807

Note 3 – Stockholders’ equity

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 714,031,508 shares issued and outstanding as of March 31, 2017.

On April 20, 2017, the Company closed on proceeds of $3,000,000 in a private placement offering of 12,500,000 shares of the Company’s common stock at a purchase price of $0.24 per share to three accredited investors, which included Chairman Dr. Raymond F. Schinazi and OPKO Health, Inc., of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer.

Shares of common stock authorized for future issuance as follows as of March 31, 2017 (in thousands):

As of March 31, 2017
Stock options issued and outstanding	23,376
Authorized for future option grants	49,343
Warrants outstanding	6,275
Total	78,994

The common stock authorized for future option grants was not reserved by the Company. The Company currently does not have enough common stock authorized to issue all the options authorized by the Company for future grants.

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2017 and 2016 (in thousands):

	Warrants accounted for as:			Warrants accounted for as:
	Equity			Liabilities
	January 2012 warrants	March 2013 warrants	April 2013 warrants	February 2012 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2015	650	455	1,500	1,000	775	4,000	8,380

Warrants expired	(650)	(455)	-	(889)	-	-	(1,994)
Warrants exercised	-	-	-	(111)	-	-	(111)

Outstanding, March 31, 2016	-	-	1,500	-	775	4,000	6,275
Outstanding, March 31, 2017	-	-	1,500	-	775	4,000	6,275
Expiration date	January 11, 2016	March 1, 2016	April 25, 2018	February 28, 2016	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in February 2012, August 2013, October 2013 and January 2014. The remaining warrants issued in February 2012 expired during the first quarter of 2016 and all of the August 2013 warrants have been exercised as of December 31, 2016. The remaining outstanding warrants are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2017:

	October 2013 warrants	January 2014 warrants

Strike price	$0.50	$0.50
Expected term (years)	6.57	6.8
Cumulative volatility %	91.4%	91.5%
Risk-free rate %	2.27%	2.29%

The Company’s expected volatility is based on a combination of the Company’s own historical volatility and the implied volatilities of similar publicly traded entities given that the Company has limited history of its own observable stock price. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the balance sheet date. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

Warrants classified as equity

Warrants that were recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet, are included in the above table which shows all warrants.

Note 5 – Stock-based compensation

The Company recorded approximately $212,000 and $719,000 of stock-based compensation related to employee stock options for the three months ended March 31, 2017 and 2016, respectively. As of March 31, 2017, there was $943,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.9 years.

As of March 31, 2017, an aggregate of 72,719,000 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plans, including 23,376,000 shares subject to outstanding common stock options granted under the plan and 49,343,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the three months ended March 31, 2017 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	48,368	24,351	$0.30	$5,457
Exercised	-	-	-	-
Granted	-	-	-	-
Cancelled	975	(975)	0.96	-
Balance at March 31, 2017	49,343	23,376	$0.27	$3,216

As of March 31, 2017, options to purchase 23,376,200 shares of common stock, with an aggregate intrinsic value of $3,216,313, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 4.5 years. As of March 31, 2017, options to purchase 21,323,860 shares of common stock, with an intrinsic value of $3,132,000 were exercisable with a weighted average exercise price of $0.22 per share and a weighted average remaining contractual term of 3.8 years. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2017 was calculated based on the closing price of the Company’s common stock as reported on the OTCQB markets on March 31, 2017 of $0.27 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 6 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three months ended March 31, 2017, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2017	2016
Options to purchase common stock	23,376	43,051
Warrants to purchase common stock	6,275	-
Total	29,651	43,051

Note 7 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to MusclePharm. At March 31, 2017, the carrying amount of the mortgage note receivable was $1,294,000, consisting entirely of principal. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%. The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note.

In 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC, brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits have been settled and the complaints initiating them dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. In addition, the mortgage note discussed above is a promissory note secured by a deed of trust under which 580 Garcia Properties LLC is the primary obligor. As of the time of the acquisition by the Company of the promissory note, 580 Garcia Properties LLC, was delinquent in its obligation to make certain monthly payments thereunder. Consequently, in December 2015, the Company issued notice of default letters to 580 Garcia Properties LLC, Daniel Fisher, and Sharon Fisher for said delinquencies, and proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings respecting the property, to foreclose under the promissory note secured by the deed of trust. A foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion where he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. On April 5, 2017, the court enjoined the Company from proceeding with the foreclosure sale pending further developments in the litigation. The court has scheduled a case management conference to consider further proceedings, now set for May 18, 2017. The Company cannot offer any assurances as to when, or if, the foreclosure sale will take place or what the result will be.

Because as of March 30, 2017 the Company intended to foreclose on the property and foreclosure is probable, in December 2016 the Company recognized an impairment on the mortgage note receivable of $1,176,000 to adjust the carrying value of the note to its fair value. The fair value of the note was determined by reference to the estimated fair value of the underlying property, which was determined based on analysis of comparable properties and recent market data. Furthermore, as a result of the Company’s plan to divest of this asset within the next twelve months, we are no longer recording interest income and the asset was reclassified from long-term to current at December 31, 2016.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $20,462,000 as of March 31, 2017 and December 31, 2016 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of March 31, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

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

In June 2014, the Company acquired a mortgage note from a bank which is collateralized by, among other things, the underlying real estate and related improvements. At March 31, 2017, the carrying amount of the mortgage note receivable was $1,294,000, consisting entirely of principal. The Company is currently in legal proceedings regarding the mortgage note receivable and collateralized real estate (see Note 7).

Note 10 - Transactions with Related Parties

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $196,000. The present lease expires June 30, 2017. The total rent expense was $47,000 and $46,000 for the three months ended March 31, 2017 and 2016, respectively.

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

Note 11 – Subsequent events

On April 20, 2017, the Company closed on proceeds of $3,000,000 in a private placement offering of 12,500,000 shares of the Company’s common stock at a purchase price of $0.24 per share to three accredited investors, which included Chairman Dr. Raymond F. Schinazi and OPKO Health, Inc., of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer.

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

Highlights

During the last three months, the Company focused its research and development efforts primarily in three areas:

●	Hepatitis C. Our HCV Non-Nucleoside Polymerase Inhibitor CC-31244, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. The Company completed a Phase 1a study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a study in healthy volunteers and HCV-infected subjects. The Company has completed enrollment a Phase 1b study in HCV genotype 1 subjects. Cocrystal Pharma presented the interim results from the 1b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, slow viral rebound after treatment, and no viral breakthrough during treatment. Results of this study suggest that CC-31244 could be an important component in an all-oral HCV combination therapy. The Company has three additional preclinical candidates: a pan-genotypic nucleoside inhibitor, an NS5A inhibitor, and an NS3 helicase inhibitor. The Company is seeking a partner for further clinical development of CC-31244 and the preclinical candidates.

●	Influenza. We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We plan to initiate IND-enabling studies this year.

●	Norovirus. We continue to identify and develop nucleoside and non-nucleoside polymerase inhibitors. We have developed a preclinical Nuc, which exhibits broad spectrum anti-norovirus activity.

Results of Operations for the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were approximately $2,071,000 for the three months ended March 31, 2017, compared with $3,342,000 for the three months ended March 31, 2016. The decrease of $1,271,000, or 38%, was due to a $750,000 decline in pre-clinical and clinical costs as drug development programs were ramped up in 2016, a $399,000 reduction in professional fees as fewer external consultants were necessary, and a $141,000 decrease in payroll costs, including stock compensation expense, due to personnel turnover.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,050,000 for the three months ended March 31, 2017, compared with $1,992,000 for the three months ended March 31, 2016. The decrease of $942,000, or 47%, was mainly due to a $725,000 decline in compensation-related costs primarily related to stock options and the departures of key executives.

Interest Income/Expense

Interest income was $2,000 for the three months ended March 31, 2017, compared to $49,000 for the three months ended March 31, 2016. The 2017 amount only reflects interest earned through our bank accounts. For 2016, these amounts represented interest earned on our bank accounts and the mortgage note we acquired in June 2014. At the end of the 2016 fiscal year, the Company decided to divest of the mortgage note within the next twelve months and stopped recognizing interest income. Interest expense was negligible for each of the three months ended March 31, 2017 and 2016. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income for the three months ended March 31, 2017 was $571,000 compared to $1,273,000 for the three months ended March 31, 2016. In accordance with United States generally accepted accounting principles, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the fair value of our common stock during a given period generally results in other expense. Conversely, a decrease in the fair value of our common stock generally results in other income, which is what occurred during both periods. However, for the three months ended March 31, 2016, other income was greater because of the greater decline in the calculated fair value of the outstanding warrants and the expiration of 888,889 shares.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $20,462,000 as of March 31, 2017 and December 31, 2016 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three months ended March 31, 2017, we had a net loss of approximately $2,548,000 compared to a net loss of approximately $4,012,000 for the same period in 2016. This overall decrease of $1,464,000 is primarily due to a decrease in pre-clinical and clinical development expenses of $750,000, a decrease in employee stock compensation expense of $506,000, a decrease in consulting costs of $359,000, a decrease in wages of $335,000, and a decrease in legal expenses of $212,000. These declines are offset by a reduction of $701,000 in the gain recorded during the periods related to the change in the fair value of our warrant liabilities. We believe investors should focus on our operating loss rather than net loss for the periods presented. Our operating loss, which does not include the change in the value of derivative liabilities, a non-cash expense, for the three months ended March 31, 2017, was $3,121,000 compared to $5,334,000 for the same period in 2016.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,052,000 for the three months ended March 31, 2017 compared to $4,042,000 for the same period in 2016. For the three months ended March 31, 2017, net cash used by operating activities consisted primarily of $2,882,000 in operating expenses net of changes in operating assets and liabilities.

Net cash used by investing activities was $33,000 for the three months ended March 31, 2017 compared to net cash provided by investing activities of $1,000 for the same period in 2016. This increase in cash used by investing activities was primarily the result of higher capital spending during the period ended March 31, 2017.

There was no cash provided by financing activities for the three months ended March 31, 2017. Net cash provided by financing activities for the three months ended March 31, 2016 consisted of $5,004,000 in proceeds from a private placement and $3,000 in proceeds from the exercise of stock options.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the year ended December 31, 2016, the Company recorded a net loss of approximately $74.9 million and used approximately $14.7 million of cash in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$220	$141	$-	$-

Other Potential Contractual Obligations

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

Cocrystal Pharma has entered an agreement to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV). This license allows Cocrystal Pharma to develop and potentially commercialize a cure for HBV utilizing the underlying patents and technologies developed by Duke University (“Duke”) and Emory University (“Emory”). This agreement includes a non-refundable $100,000 license fee payable to Duke upon a determination of rights letter from the U.S. Veterans Administration with respect to patents and know-how that disclaims any ownership interest. Future royalties may be payable to Duke, ranging from 2-5% of net sales depending on achieving certain sales milestones, if commercial products are developed using this know-how. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In April 2016, the FASB issued ASU No. 2016-09, Stock Compensation Topic 718: Improvements to Employee Share-based Payment Accounting. This ASU simplifies the accounting for stock compensation on income tax accounting, classification of awards as either equity or liabilities, estimating forfeitures, and cash flow presentation. Based on this ASU, an entity should recognize all excess tax benefits and tax deficiencies, including tax benefits of dividends on share-based payment awards, as income tax expense or benefit in the income statement; they do not need to include the effects of windfalls and shortfalls in the annual effective tax rate estimate from continuing operations used for interim reporting purposes. As a result of including income tax effects from windfalls and shortfalls in income tax expense, the calculation of both basic and diluted EPS will be affected. The ASU also provides an accounting policy election for awards with service conditions to either estimate the number of awards that are expected to vest (consistent with existing U.S. GAAP) or account for forfeitures when they occur. The ASU increases the allowable statutory tax withholding threshold to qualify for equity classification from the minimum statutory withholding requirements up to the maximum statutory tax rate in the applicable jurisdiction(s). The ASU clarifies that cash paid to a taxing authority by an employer when directly withholding equivalent shares for tax withholding purposes should be considered similar to a share repurchase, and thus classified as a financing activity. All other employer withholding taxes on compensation transactions and other events that enter into the determination of net income continue to be presented within operating activities. We adopted this standard as of January 1, 2017 and there was no impact to our consolidated financial statements. We have elected to adopt the provisions of ASU No. 2016-09 that allow for stock option forfeitures to be recorded as they occur; however, adoption of this provision had no impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. The ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units. However, for a reporting unit with a zero or negative carrying amount, the ASU adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. This ASU will be effective for the Company for its annual or any interim goodwill impairment tests in the year beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have not yet determined when we will adopt the provisions of this ASU for future goodwill impairment tests.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2016, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2016. Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). During our assessment of the effectiveness of internal control over financial reporting as of March 31, 2017, we identified the following material weaknesses:

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

The material weaknesses identified by management could result in a material misstatement to our annual or interim financial statements that would not be prevented or detected. Management has concluded that our internal control over financial reporting was not effective as of March 31, 2017 due to the material weaknesses identified.

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

Changes in Internal Control over Financial Reporting

The following changes that occurred during the three months ended March 31, 2017 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2015, we concluded there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2016, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures which were designed and implemented by our management team. Management concluded that certain previously identified material weaknesses, described above, were not remediated as of December 31, 2016, primarily due to the timing of the turnover in our management team and the effect of such timing on the transition of responsibilities related to the execution of control activities.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the quarter ended March 31, 2017, there were no material developments to our previously reported legal proceedings except the following:

In proceedings involving the Company’s litigation with a former affiliate, Daniel Fisher, and his affiliated entity, 580 Garcia Properties LLC, a foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion in an action that Mr. Fisher, Biozone Pharmaceuticals, Inc., and numerous others had been parties to, captioned Fisher v. Biozone Pharmaceuticals, et al. N.D. Cal. C12-03716 (WHA) (LB) (“Fisher/Biozone Lawsuit”) that had originally been filed in 2012 and settled by means of a settlement agreement dated September 5, 2013. In the motion that Mr. Fisher filed, he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. On April 5, 2017, the court enjoined the Company from proceeding with the foreclosure sale pending further developments in the litigation. The Company cannot offer any assurances as to when, or if, the foreclosure sale will take place or what the result will be.

ITEM 1.A RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

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

Cocrystal Pharma, Inc.

Dated: May 10, 2017	By:	/s/ Gary Wilcox
Gary Wilcox Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2017	By:	/s/ James Martin
James Martin Interim Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
10.1	James Martin Consulting Agreement	8K	2/24/17	10.1	*
10.2	Form of Securities Purchase Agreement dated April 20, 2017	8K	4/24/17	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Represents management contracts or compensatory plans.

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

