Form 10-Q
period 2017-06-30
Cocrystal Pharma, Inc.
filed 2017-08-08
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of August 4, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 726,531,530.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2017

2

Part I – FINANCIAL INFORMATION

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$3,451	$3,640
Accounts receivable	-	21
Prepaid expenses and other current assets	196	517
Mortgage note receivable	1,294	1,294
Total current assets	4,941	5,472

Property and equipment, net	268	280
Deposits	31	31
In process research and development	53,905	53,905
Goodwill	65,195	65,195
Total assets	$124,340	$124,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	1,093	563
Derivative liabilities	707	1,476
Total current liabilities	1,800	2,039

Long-term liabilities
Deferred rent	42	63
Deferred tax liability	20,462	20,462
Total long-term liabilities	20,504	20,525

Total liabilities	22,304	22,564

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 800,000 shares authorized; 726,532 and 714,032 issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	727	714
Additional paid-in capital	242,290	239,035
Accumulated deficit	(140,981)	(137,430)
Total stockholders’ equity	102,036	102,319

Total liabilities and stockholders’ equity	$124,340	$124,883

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016

Operating expenses
Research and development	1,255	2,368	3,325	5,710
General and administrative	(55)	1,836	996	3,829
Total operating expenses	1,200	4,204	4,321	9,539

Loss from operations	(1,200)	(4,204)	(4,321)	(9,539)

Other income (expense)
Interest income	-	39	1	89
Change in fair value of derivative liabilities	198	938	769	2,211
Total other income (expense), net	198	977	770	2,300

Loss before income taxes	(1,002)	(3,227)	(3,551)	(7,239)
Income tax expense	-	-	-	-
Net loss and comprehensive loss	$(1,002)	$(3,227)	$(3,551)	$(7,239)

Net loss per common share:
Loss per share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic	724,633	704,256	719,332	700,204

Loss per share, fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, diluted	724,633	705,606	719,332	701,446

F-2

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance as of December 31, 2016	714,032	$714	$239,035	$(137,430)	$102,319
Sale of common shares	12,500	13	2,987	-	3,000
Stock-based compensation	-	-	268	-	268
Net loss	-	-	-	(3,551)	(3,551)

Balance as of June 30, 2017	726,532	$727	$242,290	$(140,981)	$102,036

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2017	2016
Operating activities:
Net loss	$(3,551)	$(7,239)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	52	109
Stock-based compensation	268	1,436
Change in fair value of derivative liabilities	(769)	(2,211)
Change in deferred rent	(9)	(4)
Changes in operating assets and liabilities:
Accounts receivable	21	19
Prepaid expenses and other current assets	321	(247)
Accounts payable and accrued expenses	530	(1,071)
Net cash used in operating activities	(3,137)	(9,208)

Investing activities:
Purchase of fixed assets	(40)	(36)
Long-term deposits	(12)	(25)
Principal payments received on mortgage note receivable	-	8
Net cash used in investing activities	(52)	(53)

Financing activities:
Proceeds from issuance of common stock and warrants	3,000	5,004
Proceeds from exercise of stock options	-	3
Net cash provided by financing activities	3,000	5,007

Net decrease in cash and cash equivalents	(189)	(4,254)
Cash and cash equivalents at beginning of period	3,640	9,276
Cash and cash equivalents at end of period	$3,451	$5,022

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	-	35

Cocrystal Pharma, Inc.

Notes to the Condensed Consolidated Financial Statements

June 30, 2017

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

The Company was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. On January 2, 2014, Biozone Pharmaceuticals, Inc. sold substantially all its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc. in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Cocrystal Discovery, Inc.’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

Effective November 25, 2014, Cocrystal Pharma, Inc. and affiliated entities completed a series of merger transactions as a result of which Cocrystal Pharma, Inc. merged with RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”). We refer to the surviving entity of this merger as “Cocrystal” or the “Company.”

Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates. In addition, we have licensed gene-editing technologies. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, influenza, norovirus infections and hepatitis B. By concentrating our research and development efforts on viral replication inhibitors, we leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2017, the Company has funded its operations through equity offerings.

As of June 30, 2017, the Company had an accumulated deficit of $141.0 million. During the three and six month period ended June 30, 2017, the Company had a loss from operations of $1.2 million and $4.3 million, respectively. Cash used in operating activities was approximately $3.1 million for the six months ended June 30, 2017. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern.

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

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Pharma, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2016 filed on March 30, 2017 (“Annual Report”), which contain information useful to understanding the Company’s business and financial statement presentations. The condensed consolidated balance sheet as of December 31, 2016 was derived from the Company’s most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard as of January 1, 2017. The Company has elected to adopt the provisions of ASU No. 2016-09 that allow for stock option forfeitures to be recorded as they occur; however, adoption of this provision had no impact on its consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). This standard addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. ASU 2016-15 will be effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years, with early adoption permitted. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350). This standard simplifies how an entity is required to test for goodwill impairment. ASU 2017-04 will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted after January 1, 2017. We are currently evaluating the impact of this new guidance on our Condensed Consolidated Financial Statements.

In July 2017, the FASB issued ASU 2017-11, Accounting for Certain Financial Instruments with Down Round Features and Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception. Part I of this ASU addresses the complexity of accounting for certain financial instruments with down round features. Down round features are features of certain equity-linked instruments (or embedded features) that result in the strike price being reduced on the basis of future equity offerings. Current accounting guidance requires financial instruments with down round features to be accounted for at fair value. Part II of the Update applies only to nonpublic companies and is therefore not applicable to the Company. The amendments in Part I of the Update change the classification analysis of certain equity-linked financial instruments (or embedded features) with down round features. When determining whether certain financial instruments should be classified as liabilities or equity instruments, a down round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. As a result, a freestanding equity-linked financial instrument (or embedded conversion option) no longer would be accounted for as a derivative liability at fair value as a result of the existence of a down round feature. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (EPS) in accordance with Topic 260 to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. This Update is effective for public entities for fiscal years beginning after December 15, 2018. Early adoption is permitted. The Company has not yet determined when it will adopt the provisions of this Update and has not yet determined the impact on its consolidated financial statements upon adoption.

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

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of June 30, 2017 and December 31, 2016, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	June 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,451	$3,451	$-	$-
Total assets	$3,451	$3,451	$-	$-

Liabilities:
Warrants potentially settleable in cash	$707	$-	$-	$707
Total liabilities	$707	$-	$-	$707

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,640	$3,640	$-	$-
Total assets	$3,640	$3,640	$-	$-

Liabilities:
Warrants potentially settleable in cash	$1,476	$-	$-	$1,476
Total liabilities	$1,476	$-	$-	$1,476

The Company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2017 or 2016. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2017 and 2016 is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2017	June 30, 2016
Balance, January 1,	$1,476	$4,115
Estimated fair value of warrants exchanged for common shares	-	(35)
Change in fair value of warrants	(769)	(2,211)
Balance at June 30,	$707	$1,869

Note 3 – Stockholders’ equity

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 726,531,530 shares issued and outstanding as of June 30, 2017.

On April 20, 2017, the Company closed on proceeds of $3,000,000 in a private placement offering of 12,500,000 shares of the Company’s common stock at a purchase price of $0.24 per share to three accredited investors, which included Chairman Dr. Raymond F. Schinazi and OPKO Health, Inc., of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer.

Shares of common stock authorized for future issuance as follows as of June 30, 2017 (in thousands):

As of June 30, 2017
Stock options issued and outstanding	23,051
Authorized for future option grants	49,668
Warrants outstanding	6,275
Total	78,994

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

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2016 (in thousands):

	Warrants accounted for as: Equity	Warrants accounted for as: Liabilities
	April 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2016	1,500	775	4,000	6,275

Warrants Expired	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, June 30, 2017	1,500	775	4,000	6,275
Expiration date	April 25, 2018	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in October 2013 and January 2014 and potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2017:

	October 2013 warrants	January 2014 warrants

Strike price	$0.50	$0.50

Expected term (years)	6.3	6.6
Cumulative volatility %	90%	91%
Risk-free rate %	2.10%	2.11%

Warrants classified as equity

Warrants that were recorded in equity at fair value upon issuance, and are not reported as liabilities on the balance sheet, are included in the above table which shows all warrants.

Note 5 – Stock-based compensation

The Company recorded approximately $54,000 and $268,000 of stock-based compensation related to employee stock options for the three and six months ended June 30, 2017 and $719,000 and $1,436,000 for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, there was $751,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.75 years.

The administrator of the plans determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the six months ended June 30, 2017 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	48,368	24,351	$0.30	$5,457
Exercised	-	-	-	-
Granted	-	-	-	-
Cancelled	1,300	(1,300)	0.96	-
Balance at June 30, 2017	49,668	23,051	$0.26	$2,352

As of June 30, 2017, options to purchase 23,051,200 shares of common stock, with an aggregate intrinsic value of $2,352,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 4.1 years. As of June 30, 2017, options to purchase 21,521,709 shares of common stock with a weighted average exercise price of $0.23 per share and a weighted average remaining contractual term of 3.6 years were fully vested with an intrinsic value of $2,306,000.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2017 was calculated based on the closing price of the Company’s common stock as reported on the OTCQB market on June 30, 2017 of $0.223 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2017	2016	2017	2016
Options to purchase common stock	23,051	43,051	23,051	43,059
Warrants to purchase common stock	6,275	1,350	6,275	1,242
Total	29,326	44,401	29,326	44,301

Note 7 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and is currently under lease to Flavor Producers, Inc. At June 30, 2017, the carrying amount of the mortgage note receivable was $1,294,000, consisting entirely of principal. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%.

In 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC, brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits have been settled and the complaints initiating them dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. In addition, the mortgage note discussed above is a promissory note secured by a deed of trust under which 580 Garcia Properties LLC is the primary obligor. As of the time of the acquisition by the Company of the promissory note, 580 Garcia Properties LLC, was delinquent in its obligation to make certain monthly payments thereunder. Consequently, in December 2015, the Company issued notice of default letters to 580 Garcia Properties LLC, Daniel Fisher, and Sharon Fisher for said delinquencies, and proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings respecting the property, to foreclose under the promissory note secured by the deed of trust. A foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion where he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. On April 5, 2017, the court in the Fisher/Biozone Lawsuit entered a preliminary injunction barring the foreclosure sale until further order, and since that time the Company has engaged in settlement discussions with Mr. Fisher and 580 Garcia Properties LLC and others, to discuss an overall resolution. The Company cannot offer any assurances as to when, or if, any settlement will be achieved, and the court has scheduled case management conferences to consider further proceedings, with the next case management conference set for September 14, 2017.

Because the Company intended to foreclose on the property and foreclosure was probable, in December 2016 the Company recognized an impairment on the mortgage note receivable of $1,176,000 to adjust the carrying value of the note to its fair value. The fair value of the note was determined by reference to the estimated fair value of the underlying property, which was determined based on analysis of comparable properties and recent market data. Furthermore, as a result of the Company’s plan to divest of this asset within the next twelve months, we are no longer recording interest income and the asset was reclassified from long-term to current at December 31, 2016.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $20,462,000 as of June 30, 2017 and December 31, 2016 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of June 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions. The Company is not currently under examination in any jurisdiction.

Note 9 - Contingencies

As a publicly traded company, from time to time, the Company may be party to, or otherwise involved in, legal proceedings and inquiries from regulators arising in the normal course of business. As of the date of this report, except as described below, the Company is not aware of any proceedings, threatened or pending, against it which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

In June 2014, the Company acquired a mortgage note from a bank, which is collateralized by, among other things, the underlying real estate and related improvements. At June 30, 2017, the carrying amount of the mortgage note receivable was $1,294,000, consisting entirely of principal. The Company is currently in legal proceedings regarding the mortgage note receivable and collateralized real estate (see Note 7).

Note 10 - Transactions with Related Parties

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $209,000. The present lease expired June 30, 2017 and the Company is currently on a month-to-month term. The total rent expense was $63,000 and $111,000 for the three and six months ended June 30, 2017 and $46,000 and $92,000 for the three and six months ended 2016, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal is a biotechnology company working to develop novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create first-in-class and best-in-class antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, influenza and norovirus infections. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Highlights

During the last six months, the Company focused its research and development efforts primarily in three areas:

●

Hepatitis C. Our Hepatitis C Virus (“HCV”) Non-Nucleoside Polymerase Inhibitor CC-31244, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. The Company completed a Phase 1b study during July 2017 in HCV infected genotype 1 subjects. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, slow viral rebound after treatment, and no viral breakthrough during treatment. Results of this study suggest that CC-31244 could be an important component in an all-oral HCV combination therapy. The Company has three additional broad-spectrum preclinical candidates: a nucleoside inhibitor, an NS5A inhibitor, and an NS3 helicase inhibitor. The Company is seeking a partner for further clinical development of CC-31244 and the preclinical candidates.

●	Influenza. We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We plan to initiate Investigational New Drug (“IND”) enabling studies this year.

●	Norovirus Infections. We continue to identify and develop nucleoside and non-nucleoside polymerase inhibitors. We have a preclinical nucleoside inhibitor, which exhibits broad spectrum anti-norovirus activity.

Results of Operations for the Three and Six Months Ended June 30, 2017 compared to the Three and Six Months Ended June 30, 2016

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

Total research and development expenses were approximately $1,255,000 for the three months ended June 30, 2017, compared with $2,368,000 for the three months ended June 30, 2016. The decrease of $1,113,000, or 47%, was due to the reduction in phase I clinical trials as these costs were primarily incurred during 2016.

Total research and development expenses for the six months ended June 30, 2017 were $3,325,000, compared with $5,710,000 for the six months ended June 30, 2016. The decrease of $2,385,000 or 42%, was predominately due to the conclusion of phase I of clinical trials in 2016.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $(55,000) for the three months ended June 30, 2017, compared with $1,836,000 for the three months ended June 30, 2016. The decrease of $1,891,000, or 103%, was primarily due to an insurance reimbursement of prior legal costs in the amount of $896,000 and a $132,000 non-cash reversal of stock compensation expense related to unvested options for executives that are no longer with the Company. In addition, we had a decrease in compensation costs due to staffing turnover and a decrease in legal costs.

General and administrative expenses were approximately $996,000 for the six months ended June 30, 2017, compared with $3,829,000 for the six months ended June 30, 2016. The decrease of $2,833,000, or 74%, was due to the aforementioned insurance reimbursement of prior legal costs, reversal of stock compensation expense and lower personnel costs due to employee reduction.

Interest Income/Expense

Interest income was $0 and $1,000 for the three months and six months ended June 30, 2017, respectively. Interest income was $39,000 and $89,000 for the three months and six months ended June 30, 2016, respectively. The 2016 amounts represent interest recognized on the mortgage note we acquired in June 2014. Interest expense was negligible for the three and six months ended June 30, 2017 and 2016. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

Other income, net was $198,000 and $770,000 for the three and six months ended June 30, 2017, respectively. Conversely, other income, net was $977,000 and $2,300,000 for the three and six months ended June 30, 2016, respectively. Other income consists primarily of the change in fair value of outstanding warrants to purchase our common stock, which is accounted for as liabilities. For both the three and six months ended June 30, 2017 and 2016, our stock price decreased. During 2016, 111,111 warrants were exercised and 888,889 warrants expired. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the fair value of the warrants were to decrease during the period, which it did during the three and six months ended June 30, 2017 and 2016, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income, which occurred during the three and six months ended June 30, 2017 and 2016, while an increase in the fair value of our common stock results in other expense. This other income or expense is non-cash. We believe investors should focus on our operating loss rather than net loss for the periods presented. Our operating loss for the three and six months ended June 30, 2017 was $1,200,000 and $4,321,000, respectively, compared to $4,204,000 and $9,539,000 for the same periods in 2016, respectively.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $20,462,000 as of June 30, 2017 and December 31, 2016 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three and six months ended June 30, 2017, we had a net loss of approximately $1,002,000 and $3,551,000 compared to a net loss of approximately $3,227,000 and $7,239,000 for the same periods in 2016.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $3,137,000 for the six months ended June 30, 2017 compared to $9,208,000 for the same period in 2016. For the six months ended June 30, 2017, net cash used by operating activities consisted primarily of $4,321,000 in operating expenses net of changes in operating assets and liabilities.

Net cash used in investing activities was $52,000 for the six months ended June 30, 2017 compared to $53,000 provided for the same period in 2016. For the six months ended June 30, 2017, net cash used for investing activities consist primarily of capital spending of $40,000 and payment of a long-term deposit of $12,000. For the six months ended June 30, 2016, net cash used for investing activities consist primarily of capital spending of $36,000 and payment of a long-term deposit of $25,000, net of $8,000 in principal payments received on our mortgage note receivable.

For the six months ended June 30, 2017, cash provided by financing activities resulted from our sale of common stock, which resulted in proceeds of $3,000,000. Net cash provided by financing activities for the six months ended June 30, 2016 amounted to approximately $5,004,000 in proceeds from our sale of common stock and warrants and $3,000 for the exercise of stock options.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the year ended December 31, 2016, the Company recorded a net loss of approximately $74.9 million, which included an IPR&D write-down of $92.4 million and used approximately $14.7 million of cash in operating activities. For the six months ended June 30, 2017, the Company recorded a net loss of approximately $3.6 million and used approximately $3.1 million of cash for operating activities.

As of June 30, 2017, the Company had $3.5 million in cash to fund its operations. The Company does not believe its current cash balance will be sufficient to allow the Company to fund its planned operating activities for the balance of 2017. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

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

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$222	$99	$-	$-

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our drug development activities, future equity offerings, cash flow deficits and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2017 at the reasonable assurance level.

Changes to the Company’s Internal Control Over Financial Reporting

The following changes that occurred during the six months ended June 30, 2017 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2015, we concluded there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2016, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures, which were designed and implemented by our management team. Management concluded that certain previously identified material weaknesses were not completely remediated as of December 31, 2016. Progress in addressing material weaknesses has also recently been hampered by the timing of the turnover in our management team, as described above, during the first quarter of 2017 and the effect of such timing on the transition of responsibilities related to the execution of control activities. Therefore, we identified several material weaknesses that still existed as of December 31, 2016 and which were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 30, 2017.

We have begun procedures to enhance our internal control and are in the process of designing and implementing enhanced internal control to address these material weaknesses. After these enhanced internal control processes are implemented, we plan to test these controls to determine whether they are operating effectively and whether we can conclude that the material weaknesses previously identified have been remediated. The material weaknesses previously identified cannot be considered remediated until the controls have operated for a sufficient period of time and until management has concluded that the controls are operating effectively. Our goal is to remediate the material weaknesses by the end of 2017.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the quarter ended June 30, 2017, there were no material developments to our previously reported legal proceedings except the following:

In proceedings involving the Company’s litigation with a former affiliate, Daniel Fisher, and his affiliated entity, 580 Garcia Properties LLC, a foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion in an action that Mr. Fisher, Biozone Pharmaceuticals, Inc., and numerous others had been parties to, captioned Fisher v. Biozone Pharmaceuticals, et al. N.D. Cal. C12-03716 (WHA) (LB) (“Fisher/Biozone Lawsuit”) that had originally been filed in 2012 and settled by means of a settlement agreement dated September 5, 2013. In the motion that Mr. Fisher filed, he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. On April 5, 2017, the court in the Fisher/Biozone Lawsuit entered a preliminary injunction barring the foreclosure sale until further order, and since that time the Company has engaged in settlement discussions with Mr. Fisher and 580 Garcia Properties LLC and others, to discuss an overall resolution. The Company cannot offer any assurances as to when, or if, any settlement will be achieved, and the court has scheduled case management conferences to consider further proceedings, with the next case management conference set for September 14, 2017 (see note 7).

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

Cocrystal Pharma, Inc.

Dated: August 8, 2017	By:	/s/ Gary Wilcox
Gary Wilcox
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 8, 2017	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Amended and Restated Bylaws	8-K	12/1/14	3.6
10.1	James Martin Consulting Agreement	8-K	2/24/17	10.1	*
10.2	Form of Securities Purchase Agreement dated April 20, 2017	8-K	4/24/17	10.1
10.3	James Martin Offer Letter date May 26, 2017	8-K	6/1/17	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Represents management contracts or compensatory plan

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

