Form 10-Q
period 2017-09-30
Cocrystal Pharma, Inc.
filed 2017-11-08
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [X]
Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)	Emerging growth company [ ]

If an emerging growth company, indicate by checkmark if the registrant has not elected to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of November 4, 2017, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 728,238,508.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2017

i

Part I – FINANCIAL INFORMATION

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,345	$3,640
Accounts receivable	-	21
Prepaid expenses and other current assets	240	517
Mortgage note receivable, current portion	1,294	1,294
Total current assets	2,879	5,472

Property and equipment, net	243	280
Deposits	31	31
In process research and development	53,905	53,905
Goodwill	65,195	65,195
Total assets	$122,253	$124,883

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$901	$563
Derivative liabilities	855	1,476
Total current liabilities	1,756	2,039
Long-term liabilities
Deferred rent	37	63
Deferred tax liability	20,462	20,462
Total long-term liabilities	20,499	20,525

Total liabilities	22,255	22,564

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 800,000 shares authorized; 728,239 and 714,032 issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	728	714
Additional paid-in capital	242,510	239,035
Accumulated deficit	(143,240)	(137,430)
Total stockholders’ equity	99,998	102,319

Total liabilities and stockholders’ equity	$122,253	$124,883

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Operating expenses
Research and development	$1,393	$2,093	$4,718	$7,803
General and administrative	717	(199)	1,712	3,630
Total operating expenses	2,110	1,894	6,430	11,433

Loss from operations	(2,110)	(1,894)	(6,430)	(11,433)

Other income (expense)
Interest income (expense), net	(2)	51	(1)	141
Change in fair value of derivative liabilities	(148)	(38)	621	2,173
Other income (expense), net	-	-	-	(1)
Total other income (expense), net	(150)	13	620	2,313

Loss before income taxes	(2,260)	(1,881)	(5,810)	(9,120)

Income tax expense	-	-	-	-

Net loss and comprehensive loss	$(2,260)	$(1,881)	$(5,810)	$(9,120))

Net loss per common share:
Loss per share, basic	$(0.00)	$(0.00)	$(0.01)	$(0.01)
Weighted average common shares outstanding, basic	728,032	707,478	720,284	702,634

Loss per share, fully diluted	$(0.00)	$(0.00)	$(0.01)	$(0.02)
Weighted average common shares outstanding, diluted	728,032	707,478	720,284	703,417

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional	Accumulated	Total Stockholders’
	Shares	Amount	Paid in capital	Deficit	Equity
Balance as of December 31, 2016	714,032	$714	$239,035	$(137,430)	$102,319

Exercise of common stock options	1,707	2	78	-	80
Stock-based compensation	-	-	409	-	409
Sale of common shares	12,500	12	2,988	-	3,000
Net loss	-	-	-	(5,810)	(5,810)
Balance as of September 30, 2017	728,239	$728	$242,510	$(143,240)	$99,998

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cocrystal Pharma, Inc.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2017	2016
Net loss	$(5,810)	$(9,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	77	159
Stock-based compensation	409	297
Change in fair value of derivative liabilities	(621)	(2,173)
Change in deferred rent	(14)	(7)
Changes in operating assets and liabilities:
Accounts receivable	21	16
Prepaid expenses and other current assets	277	(184)
Accounts payable and accrued expenses	338	(1,342)
Net cash used in operating activities	(5,323)	(12,354)

Investing activities
Purchase of fixed assets	(40)	(49)
Long-term deposits	(12)	(23)
Principal payments received on mortgage note receivable		40
Net cash used in investing activities	(52)	(32)

Financing activities
Proceeds from issuance of common stock and warrants	3,000	9,013
Proceeds from exercise of stock options	80	3
Net cash provided by financing activities	3,080	9,016

Net decrease in cash and cash equivalents	(2,295)	(3,370)
Cash and cash equivalents at beginning of period	3,640	9,276
Cash and cash equivalents at end of period	$1,345	$5,906

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Cashless exercise of warrants	$-	$35

The accompanying notes are an integral part of these Condensed Consolidated Financial Statements.

Cocrystal Pharma, Inc.

Notes to the Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Note 1- Organization and Significant Accounting Policies

The Company

Cocrystal Pharma, Inc. (“the Company”) is a biotechnology company that develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates designed to transform the treatment and/or prophylaxis of hepatitis C virus, influenza virus and norovirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Cocrystal Pharma, Inc. was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. On January 2, 2014, Biozone Pharmaceuticals, Inc. sold substantially all of its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc. (“Discovery”) in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Discovery’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, achieving profitable operations are dependent on, among other things, its ability to access potential markets, securing financing, attracting, retaining and motivating qualified personnel, and developing strategic alliances. Through September 30, 2017, the Company has funded its operations through equity offerings.

As of September 30, 2017, the Company had an accumulated deficit of $143.2 million. During the three and nine month periods ended September 30, 2017, the Company had losses from operations of $2.1 million and $6.4 million, respectively. Cash used in operating activities was approximately $5.3 million for the nine months ended September 30, 2017. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

Basis of Presentation and Significant Accounting Policies

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. Operating results for the nine month period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any future interim periods. All intercompany accounts and transactions have been eliminated in consolidation.

These unaudited condensed financial statements should be read in conjunction with the audited financial statements and footnotes included in the Cocrystal Pharma, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 as filed with the U.S. Securities and Exchange Commission (“SEC”). The accompanying condensed consolidated balance sheet as of September 30, 2017 has been derived from the audited financial statements as of that date, but does not include all of the information and notes required by GAAP.  The Company has evaluated subsequent events after the balance sheet date of September 30, 2017 through the date it has filed these unaudited condensed consolidated financial statements with the SEC and has disclosed all events or transactions that would require recognition or disclosures in these unaudited condensed consolidated financial statements.

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

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of September 30, 2017 and December 31, 2016, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	September 30, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,345	$1,345	$-	$-
Total assets	$1,345	$1,345	$-	$-

Liabilities:
Warrants potentially settleable in cash	$855	$-	$-	$855
Total liabilities	$855	$-	$-	$855

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2016	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$3,640	$3,640	$-	$-
Total assets	$3,640	$3,640	$-	$-

Liabilities:
Warrants potentially settleable in cash	$1,476	$-	$-	$1,476
Total liabilities	$1,476	$-	$-	$1,476

The Company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2017 or 2016. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2017 and 2016 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2017	September 30, 2016
Balance, January 1,	$1,476	$4,115
Estimated fair value of warrants exchanged for common shares	-	(35)
Change in fair value of warrants	(621)	(2,173)
Balance at September 30, 2017 and 2016	$855	$1,907

Note 3 – Stockholders’ equity

Common Stock — The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 728,238,507 shares issued and outstanding as of September 30, 2017.

On April 20, 2017, the Company closed on proceeds of $3,000,000 in a private placement offering of 12,500,000 shares of the Company’s common stock at a purchase price of $0.24 per share to three accredited investors, which included Chairman Dr. Raymond F. Schinazi and OPKO Health, Inc., of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer.

Shares of common stock authorized for future issuance as follows as of September 30, 2017 (in thousands):

As of September 30, 2017
Stock options issued and outstanding	21,344
Authorized for future option grants	49,668
Warrants outstanding	6,275
Total	77,287

The common stock authorized for future option grants was not reserved by the Company. The Company currently does not have enough common stock authorized to issue all the options authorized by the Company for future grants.

Note 4 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2017 (in thousands):

	Warrants accounted for as: Equity	Warrants accounted for as: Liabilities
	April 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2016	1,500	775	4,000	6,275

Warrants expired	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, September 30, 2017	1,500	775	4,000	6,275
Expiration date	April 25, 2018	October 24, 2023	January 16, 2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2017:

	October 2013 warrants	January 2014 warrants

Strike price	$0.50	$0.50

Expected term (years)	6.1	6.3
Cumulative volatility %	88.00%	89.00%
Risk-free rate %	2.11%	2.12%

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

Note 5 – Stock-based compensation

The Company recorded approximately $142,000 and $409,000 of stock-based compensation related to employee stock options for the three and nine months ended September 30, 2017. For the three and nine months ended September 30, 2016, stock option expense was a ($1,138,000) and $297,000, respectively. During the third quarter of 2016, the Company reversed $1,392,000 in stock option expenses related to non-vested options issued to two executives that left the organization. Expense for the remaining employees were only $254,000, resulting in the negative stock option expense for the three months ended September 30, 2016.

As of September 30, 2017, there was $643,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.50 years.

The administrator of the Company’s stock option plans determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the nine months ended September 30, 2017 (in thousands, except per share amounts):

	Number of shares available for grant	Total options outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2016	48,368	24,351	$0.30	$5,457
Exercised	-	(1,707)	0.05	-
Granted	-	-	-	-
Cancelled	1,300	(1,300)	0.96
Balance at September 30, 2017	49,668	21,344	$0.28	$2,874

As of September 30, 2017, options to purchase 21,344,222 shares of common stock, with an aggregate intrinsic value of $2,874,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 4.1 years. As of September 30, 2017, options to purchase 20,464,222 shares of common stock with a weighted average exercise price of $0.24 per share and a weighted average remaining contractual term of 3.6 years were fully vested with an intrinsic value of $2,874,000.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2017 was calculated based on the closing price of the Company’s common stock as reported on the OTCQB market on September 29, 2017 of $0.27 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2017	2016	2017	2016
Options to purchase common stock	21,344	24,651	21,344	24,651
Warrants to purchase common stock	6,275	-	6,275	783
Total	27,619	24,651	27,619	25,434

Note 7 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which is collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage is owned by an entity managed by Daniel Fisher, one of the founders of Biozone, and to the Company’s knowledge, is currently being occupied by Flavor Producers, Inc. in an instance where that company is not currently making rent payments. At September 30, 2017, the carrying amount of the mortgage note receivable was $1,294,000, consisting entirely of principal. The mortgage note has a maturity date of August 1, 2032 and bears an interest rate of 7.24%.

In 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC, brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits have been settled and the complaints initiating them dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. In addition, the mortgage note discussed above is a promissory note secured by a deed of trust under which 580 Garcia Properties LLC is the primary obligor. As of the time of the acquisition by the Company of the promissory note, 580 Garcia Properties LLC, was delinquent in its obligation to make certain monthly payments thereunder. Consequently, in December 2015, the Company issued notice of default letters to 580 Garcia Properties LLC, Daniel Fisher, and Sharon Fisher for said delinquencies, and proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings respecting the property, to foreclose under the promissory note secured by the deed of trust. A foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion where he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. On April 5, 2017, the court in the Fisher/Biozone Lawsuit entered a preliminary injunction barring the foreclosure sale until further order, and since that time the Company has engaged in settlement discussions with Mr. Fisher and 580 Garcia Properties LLC and others, to discuss an overall resolution of Fisher/Biozone claims of money damages allegedly caused to it by the transfer of occupants at the property, and Company efforts to either bring the promissory note to a performing status or to otherwise monetize the Company’s rights under the promissory note. The Company cannot offer any assurances as to when, or if, any settlement will be achieved, and the court has scheduled case management conferences to consider further proceedings, with the next case management conference set for November 30, 2017.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $20,462,000 as of September 30, 2017 and December 31, 2016 as it has not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against its deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of September 30, 2017 and December 31, 2016, the Company had no unrecognized tax benefits.

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

In June 2014, the Company acquired a mortgage note from a bank, which is collateralized by, among other things, the underlying real estate and related improvements. At September 30, 2017, the carrying amount of the mortgage note receivable was $1,294,000, consisting entirely of principal. The Company is currently in legal proceedings regarding the mortgage note receivable and collateralized real estate (see Note 7).

Note 10 - Transactions with Related Parties

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. The annual expense for this lease is estimated to be $233,000. The present lease expired June 30, 2017 and the Company is currently on a month-to-month term. The total rent expense was $51,000 and $162,000 for the three and nine months ended September 30, 2017 and $59,000 and $177,000 for the three and nine months ended 2016, respectively.

Emory University: The Company has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of HCV that were jointly developed by Emory and Company employees. The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013. The agreement includes payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones. Additionally, the Company may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization. One of the Company’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University and may share in these royalty payments with Emory.

On February 2, 2016, the Company entered into an agreement with Duke University and Emory University to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV). On September 25, 2017 (“Termination Date”), the Company mutually terminated the agreement with Duke University and there are no further rights or obligations under this license agreement after the Termination Date.

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

Highlights

During the last nine months, the Company focused its research and development efforts primarily in three areas:

●

Hepatitis C. Our Hepatitis C Virus (“HCV”) Non-Nucleoside Polymerase Inhibitor CC-31244, is a potential best-in-class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. It has the potential to be an important component in an all-oral ultra-short HCV combination therapy. CC-31244 showed an acceptable safety profile in both healthy volunteers and HCV-infected patients. There were no serious adverse events or discontinuations due to adverse events. The mean HCV viral load reduction was 3 logs at 48 hours and a sustained post-treatment antiviral effect after seven days of treatment. The Company is in partnership discussions for further clinical development of CC-31244.

●

Influenza. We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We have initiated Investigational New Drug (“IND”) enabling studies this year.

●	Norovirus Infections. We continue to identify and develop nucleoside and non-nucleoside polymerase inhibitors.

Results of Operations for the Three and Nine months Ended September 30, 2017 compared to the Three and Nine months Ended September 30, 2016

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

Total research and development expenses were approximately $1,393,000 for the three months ended September 30, 2017, compared with $2,093,000 for the three months ended September 30, 2016. The decrease of $700,000, or 33%, was due to the reduction in phase I clinical trials as these costs were primarily incurred during 2016.

Total research and development expenses were approximately $4,718,000 for the nine months ended September 30, 2017, compared with $7,803,000 for the nine months ended September 30, 2016. The decrease of $3,085,000 or 40%, was predominately due to the conclusion of phase I of clinical trials in 2016.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $717,000 for the three months ended September 30, 2017, compared with negative expense of $199,000 for the three months ended September 30, 2016. This increase of $916,000, was primarily the result of the negative general and administrative expense for the three months ended September 30, 2016. This negative expense was due to reversal of stock-based compensation expense associated with options that were forfeited by two of the Company’s executives that left the organization during the quarter which had not vested. Because we assumed a zero forfeiture rate and none of these options had vested prior to forfeiture, expense associated with these options that had been recorded in previous periods was reversed during the three months ended September 30, 2016.

General and administrative expenses were approximately $1,712,000 for the nine months ended September 30, 2017, compared with $3,630,000 for the nine months ended September 30, 2016. The decrease of $1,918,000, or 53%, was due to an insurance reimbursement of prior legal costs, a non-cash reversal of stock compensation expense related to unvested options for the former General Council and Interim CFO that left the Company during 2017, a decrease in compensation costs due to staffing turnover, and a general decrease in legal costs.

Interest Income/Expense

For the three months and nine months ended September 30, 2017, the Company had interest expense of $2,000 and $1,000, respectively. Conversely, for the three months and nine months ended September 30, 2016, the Company had interest income of $51,000 and $141,000, respectively. These amounts represent interest earned on the mortgage note the Company acquired in June 2014. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/Expense

For the three months ended September 30, 2017 and 2016, the Company had total other income (expense), net, of ($150,000) and $13,000, respectively. For the nine months ended September 30, 2017 and 2016, the Company had other income, net, totaling $620,000 and $2,313,000, respectively. Other income (expense) consists primarily of the change in fair value of the outstanding warrants to purchase our common stock that are accounted for as liabilities. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the fair value of the warrants decreases during the period, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock results in other expense. This other income or expense is non-cash. We believe investors should focus on our operating loss rather than net loss for the periods presented. Our operating loss for the three and nine months ended September 30, 2017 was $2,110,000 and $6,430,000, respectively, compared to $1,894,000 and $11,433,000 for the same periods in 2016, respectively.

Income Taxes

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $20,462,000 as of September 30, 2017 and December 31, 2016 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three and nine months ended September 30, 2017, we had a net loss of $2,260,000 and $5,810,000 compared to a net loss of $1,881,000 and $9,120,000 for the same periods in 2016.

Liquidity and Capital Resources

Net cash used in operating activities was $5,323,000 for the nine months ended September 30, 2017 compared to $12,354,000 for the same period in 2016. For the nine months ended September 30, 2016, net cash used by operating activities consisted primarily of $5,810,000 in operating expenses net of changes in operating assets and liabilities.

Net cash used in investing activities was $52,000 for the nine months ended September 30, 2017 compared to $32,000 for the same period in 2016. For the nine months ended September 30, 2017, net cash used for investing activities consisted primarily of capital spending of $40,000 and the payment of long-term deposits of $12,000. For the nine months ended September 30, 2016, net cash used for investing activities of $32,000 consisted mostly of capital spending totaling $49,000 and payment of long-term deposits of $23,000, net of $40,000 in principal payments received on our mortgage note receivable.

Net cash provided by financing activities was $3,080,000 for the nine months ended September 30, 2016 compared to cash provided by financing activities of $9,016,000 for the same period in 2016. For the nine months ended September 30, 2017, cash provided by financing activities resulted from our sale of common stock, which resulted in proceeds of $3,000,000 and $80,000 from the exercising of stock options. Net cash provided by financing activities for the nine months ended September 30, 2016 amounted to approximately $9,013,000 in proceeds from sale of our common stock and $3,000 for the exercise of stock options.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the U.S. applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the nine months ended September 30, 2017, the Company recorded a net loss of approximately $5.8 million and used approximately $5.3 million of cash for operating activities.

As of September 30, 2017, the Company had $1.3 million in cash to fund its operations. The Company does not believe its current cash balances will be sufficient to allow the Company to fund its operating plan for the next twelve months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings. The Company continues to engage in preliminary discussions with potential investors and broker-dealers but no terms have been agreed upon. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be dilutive to existing shareholders.

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$224	$56	$-	$-

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the continued strength of the market for bio pharma equity offerings, unanticipated events which adversely affect the timing and success of our regulatory filings, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2016. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2017 at the reasonable assurance level.

Changes to the Company’s Internal Control Over Financial Reporting

The following changes that occurred during the nine months ended September 30, 2017 have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the year ended December 31, 2016, we concluded there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2016, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures, which were designed and implemented by our management team. Management concluded that certain previously identified material weaknesses were not completely remediated as of December 31, 2016. Progress in addressing material weaknesses has also recently been hampered by the timing of the turnover in our management team, as described above, during the first quarter of 2017 and the effect of such timing on the transition of responsibilities related to the execution of control activities. Therefore, we identified several material weaknesses that still existed as of December 31, 2016 and which were reported in our Annual Report on Form 10-K for the year ended December 31, 2016, filed on March 30, 2017.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the quarter ended September 30, 2017, there were no material developments to our previously reported legal proceedings except the following:

In 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC, brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits have been settled and the complaints initiating them dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. In addition, the mortgage note discussed above is a promissory note secured by a deed of trust under which 580 Garcia Properties LLC is the primary obligor. As of the time of the acquisition by the Company of the promissory note, 580 Garcia Properties LLC, was delinquent in its obligation to make certain monthly payments thereunder. Consequently, in December 2015, the Company issued notice of default letters to 580 Garcia Properties LLC, Daniel Fisher, and Sharon Fisher for said delinquencies, and proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings respecting the property, to foreclose under the promissory note secured by the deed of trust. A foreclosure sale was set in accordance with California law for January 27, 2017. Prior to the date of this foreclosure sale, Mr. Fisher filed a motion where he sought among other things an order of the court enjoining the foreclosure sale, alleging wrongdoing by the Company and Biozone Pharmaceuticals, Inc. and others that Mr. Fisher claims the Company has direct responsibility over. The court in the Fisher/Biozone Lawsuit heard oral argument on Mr. Fisher’s motion on March 2, 2017. On March 23, 2017, the court ordered further briefing by March 30, 2017 on the issue of whether to enjoin the foreclosure sale. On April 5, 2017, the court in the Fisher/Biozone Lawsuit entered a preliminary injunction barring the foreclosure sale until further order, and since that time the Company has engaged in settlement discussions with Mr. Fisher and 580 Garcia Properties LLC and others, to discuss an overall resolution of Fisher/Biozone claims of money damages allegedly caused to it by the transfer of occupants at the property, and Company efforts to either bring the promissory note to a performing status or to otherwise monetize the Company’s rights under the promissory note. The Company cannot offer any assurances as to when, or if, any settlement will be achieved, and the court has scheduled case management conferences to consider further proceedings, with the next case management conference set for November 30, 2017.

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

Cocrystal Pharma, Inc.

Dated: November 8, 2017	By:	/s/Gary Wilcox
Gary Wilcox Interim Chief Executive Officer (Principal Executive Officer)
Dated: November 8, 2017	By:	/s/ James Martin
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

		Incorporated by Reference
Exhibit No.	Exhibit Description	Form	Date	Number	Filed or Furnished Herewith
3.1	Certificate of Incorporation, as amended	10-K	3/31/15	3.1
3.2	Amended and Restated Bylaws	8-K	12/1/14	3.6
10.1	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.2	Form of Securities Purchase Agreement dated April 20, 2017	8-K	4/24/17	10.1
10.3	James Martin Offer Letter date May 26, 2017	8-K	6/1/17	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive Officer and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

