Form 10-K/A
period 2017-12-31
Cocrystal Pharma, Inc.
filed 2018-04-30
CIK 1412486

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

Commission file number: 001-38418

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $66 million.

The number of shares outstanding of the registrant’s common stock, as of April 25, 2018, was approximately 24.4 million shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2017 (“2017 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2018. We are filing this Amendment to amend Part III of the 2017 Form 10-K to include the information required by and not included in Part III of the 2017 Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2017. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including with this Amendment new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications.

Except as described above, no other changes have been made to the 2017 Form 10-K. The 2017 Form 10-K continues to speak as of the date of the 2017 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2017 Form 10-K other than as expressly indicated in this Amendment.

Unless the context requires otherwise, the terms “Cocrystal,” the “Company,” “we,” “us” and “our” refer to Cocrystal Pharma, Inc.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following is a list of our directors and executive officers.

Name	Age	Position

Raymond Schinazi	68	Chairman

Gary Wilcox	71	Vice Chairman and Interim Chief Executive Officer

David Block	58	Director

Phillip Frost	81	Director

Jane Hsiao	70	Director

Steven Rubin	57	Director

Sam Lee	59	President

James J. Martin	51	Chief Financial Officer

Executive Officer and Director Biographies

Raymond Schinazi, Ph.D., DSc, Chairman

Dr. Schinazi was appointed Co-Chairman of the Board of Directors of the Company (the “Board”) as of November 25, 2014. Since March 11, 2015, Dr. Schinazi has served as Chairman of the Board. Dr. Schinazi is the founder and Manager of RFS Pharma, a position he held beginning in 2004. Dr. Schinazi has been at Emory University since 1978 and currently serves as the Frances Winship Walters Professor of Pediatrics and Director of the Laboratory of Biochemical Pharmacology at Emory University. He is also the Director of the Scientific Working Group on Viral Eradication for the NIH-sponsored Emory University Center for AIDS Research (CFAR). In addition, Dr. Schinazi currently serves as a Governing Trustee for the Foundation for AIDS Research (amfAR), the International Center for Missing & Exploited Children (ICMEC), and the Global Virus Network (GVN) and serves as a non-executive Director of Gliknik Inc. Dr. Schinazi has been a director of ReViral Ltd since April 2014, and a director of Brace Pharma Capital, LLC since February 2014.

Dr. Schinazi’s qualifications to serve on our Board include being the founder of multiple successful biotechnology companies including Triangle Pharmaceuticals, Inc., Pharmasset, Inc. and Idenix Pharmaceuticals, Inc. and his extensive experience and his technical expertise in drug discovery and development.

Gary Wilcox, Ph.D., Vice-Chairman and Interim Chief Executive Officer

Dr. Wilcox has been a director of Cocrystal since January 2, 2014 and has served as the Interim Chief Executive Officer since July 22, 2016. From January 2, 2014 until March 11, 2015, Dr. Wilcox served as the Chairman of the Board (Co-Chairman beginning November 25, 2014) and Chief Executive Officer of Cocrystal. He is a co-founder of Cocrystal Discovery and served as its Chief Executive Officer from 2008 through March 2015. Since 2012, Dr. Wilcox has been a director of the Daily Journal Corporation (Nasdaq:DJCO), a publisher of legal newspapers and websites, and a developer of legal case management software. From 1993 to 2007, Dr. Wilcox served as Executive Vice President of Operations and a member of the Board of Directors of Icos Corporation (Nasdaq:ICOS), where he played a key role in the development of Cialis, a drug with annual sales of $2 billion. In 1982, Dr. Wilcox co-founded Ingene Inc. (Nasdaq:IGEI), serving as its Chairman, President and CEO through private financings, an IPO and a successful merger with XOMA Corporation (Nasdaq:XOMA) in 1989. From 1989-1993 Dr. Wilcox was Vice Chairman of the Board of Directors and Executive Vice President of Xoma. From 1974 until 1984, Dr. Wilcox was a Professor of Microbiology and a member of the Molecular Biology Institute at UCLA. He has served on 15 boards of directors including Nasdaq, New York and London stock exchange companies as well as private technology companies.

Dr. Wilcox’s qualifications to serve on our Board include his 30 years of experience as an executive in biotechnology companies, his technical expertise in drug discovery and development, and his public company board of directors experience.

David Block, M.D., Director

Dr. Block was appointed a director as of November 25, 2014. Since May 2007, Dr. Block has served as President, Chief Executive Officer and Chairman of the Board of Gliknik Inc., a biopharmaceutical company which he founded to create new therapies for people living with cancer and immune disorders. From 1990 through its successful sale in 2002, Dr. Block held a number of commercial positions at DuPont Merck and DuPont Pharmaceuticals, ultimately as EVP of International Operations. He was subsequently COO of Celera Genomics and CEO of venture-funded Ruxton Pharmaceuticals prior to founding Gliknik. Dr. Block has been an active HIV physician at Johns Hopkins since 1992.

Dr. Block’s qualifications to serve on our Board include his expertise in pharmaceutical development strategy and commercialization, finance and budgeting, and operational management, and his knowledge of medicine and unmet medical needs.

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008. He has served as CEO and chairman of OPKO Health Inc. (Nasdaq:OPKO) (“OPKO”), a multi-national pharmaceutical and diagnostics company since March 2007. From March 2010 to February 2015, Dr. Frost was the Chairman of the Board of Teva Pharmaceutical Industries Limited or Teva (NYSE:TEVA), and had previously been Vice Chairman since January 2006 when Teva acquired IVAX Corporation. From 1987 to 2006, Dr. Frost served as Chairman of the Board and Chief Executive Officer of IVAX. From 1972 to 1986, Dr. Frost was Chairman of the Department of Dermatology at Mt. Sinai Medical Center of Greater Miami, Miami Beach, Florida. Dr. Frost was Chairman of the Board of Directors of Key Pharmaceuticals, Inc. from 1972 until the acquisition of Key Pharmaceuticals by Schering Plough Corporation in 1986. Dr. Frost was named Chairman of the Board of Ladenburg Thalmann Financial Services Inc. (NYSE MKT:LTS), an investment banking, asset management, and securities brokerage firm in July 2006 and has been a director of Ladenburg Thalmann from 2001 until 2002 and again since 2004. He serves as a member of the Board of Trustees of the University of Miami and as a Trustee of Mount Sinai Medical Center. Dr. Frost is also a director of Castle Brands (NYSE MKT:ROX), and Sevion Therapeutics, Inc. (OTC:SVON). Dr. Frost previously served as a director for Cogint, Inc. (Nasdaq:COGT), Continucare Corporation, Northrop Grumman Corp., and Ideation Acquisition Corp., as Governor and Co-Vice-Chairman of the American Stock Exchange (now NYSE American), as a member of the Board of Trustees of the Scripps Research Institute until November 2012, and as Regent of the Smithsonian Institution.

Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of several pharmaceutical products.

Jane H. Hsiao, Ph.D., M.B.A., Director

Dr. Hsiao has been a director of Cocrystal since January 2, 2014 and has been a director of Cocrystal Discovery since 2008. She has served as Vice-Chairman and Chief Technical Officer of OPKO since 2007. From 1995 to January 2006, Dr. Hsiao served as the Vice Chairman-Technical Affairs of IVAX Corporation. From 1998 to 2006, Dr. Hsiao served as Chairman, Chief Executive Officer and President of IVAX Animal Health, IVAX’s veterinary products subsidiary. Prior to its merger with TransEnterix Inc. (NYSE MKT:TRXC), Dr. Hsiao served as Chairman of the Board of SafeSitch Medical, Inc. She also serves as Chairman of the Board and interim CEO of Non-Invasive Monitoring Systems Inc. (OTC:NIMU), a medical device developer. Dr. Hsiao also currently serves on the board of Neovasc, Inc. (Nasdaq:CM:NVCN), a company developing and marketing medical specialties in vascular devices. She previously served as a director for Sorrento Therapeutics, Inc. (Nasdaq:CM:SRNE), a development stage biopharmaceutical company.

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

Steven D. Rubin, Director

Mr. Rubin has been a director of Cocrystal since January 2, 2014 and a director of Cocrystal Discovery since 2008. Mr. Rubin has been the Executive Vice President of OPKO, since May 2007 and a director of OPKO since February 2007. Mr. Rubin is a member of The Frost Group, LLC, a private investment firm. In addition to OPKO, Mr. Rubin currently serves on the Boards of Directors of Non-Invasive Monitoring Systems, Inc. (OTC:NIMU), a medical device company, Neovasc, Inc. (Nasdaq:CM:NVCN), a developer of vascular devices, Kidville, Inc. (OTC:KVIL), which operates upscale learning and play facilities for children, Sevion Therapeutics, Inc. (OTC:SVON), a clinical stage company building and developing therapeutics for the treatment of cancer and immunological diseases, and Castle Brands, Inc. (NYSE MKT:ROX), a marketer of premium spirits. Mr. Rubin previously served on the Board of Directors of Cogint, Inc. (Nasdaq:COGT), Dreams, Inc., Tiger X Medical, Inc., TransEnterix, Inc., and PROLOR Biotech, Inc. (prior to its merger with OPKO Health). Mr. Rubin previously served as the Senior Vice President, General Counsel and Secretary of IVAX Corporation from August 2001 to September 2006.

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

Sam Lee, Ph.D., President

Dr. Lee has served as our President since January 2, 2014. From January 2, 2014 to November 22, 2014, Dr. Lee was a director of Cocrystal. He is a co-founder of Cocrystal Discovery and has been President and a director of Cocrystal Discovery since 2007. He has 17 years of anti-infective drug discovery research experience. Prior to being a co-founder of Cocrystal, he managed anti-infective, oncology, and inflammation drug discovery projects for eight years at ICOS Corporation. Dr. Lee was responsible for incorporating protein crystallography and structural biology approaches into ICOS research. He received his Ph.D. in Biological Sciences from the University of Notre Dame, and completed postdoctoral training in viral replication biochemistry with Dr. I. R. Lehman at Stanford University. While at Stanford, Dr. Lee founded and was Chief Executive Officer of Viral Assays in Cupertino, CA.

James J. Martin, Chief Financial Officer

Mr. Martin has served as our Chief Financial Officer since June 1, 2017. Prior to that, from February 23, 2017 through May 30, 2017, Mr. Martin served as our Interim Chief Financial Officer. Mr. Martin has also served as Chief Financial Officer of Non-Invasive Monitoring Systems, Inc. (OTCPink:NIMU) since January 2011. From November 2016 to February 2017, Mr. Martin served as Chief Financial Officer of Motus GI Holdings, Inc., a privately held medical device company. From September 2014 to November 2016, Mr. Martin served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (Nasdaq:VBIV), a pharmaceutical development and manufacturing company. From April 2014 to September 2015, Mr. Martin served as Chief Financial Officer of Vapor Corp, Inc. (Nasdaq:VPCO), a vaporizer retail and wholesale company. From January 2011 to October 2013, Mr. Martin served as Chief Financial Officer of SafeStitch prior to its merger with TransEnterix, Inc (NYSE:TRXC).

Family Relationships

There are no family relationships among our directors and executive officers.

Director Independence

Our Board, in the exercise of its reasonable business judgment, has determined that each of Cocrystal’s directors qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq Listing Rules and applicable SEC rules and regulations, with the exception of Dr. Raymond Schinazi and Dr. Gary Wilcox. In considering Dr. Phillip Frost’s independence, the Board considered the large beneficial ownership position held by him directly and through entities controlled by him.

Audit Committee

The Company has a standing Audit Committee consisting of three directors: David Block, Phillip Frost and Steven Rubin. The Audit Committee has a written charter which is available through the “Investors” section on our website at www.cocrystalpharma.com. The information on, or that can be accessed through, our website is not incorporated into this Amendment.

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

Our Board has determined that each member of the Audit Committee meets the enhanced independence requirements to audit committee members under Rule 5605(c)(2) of Nasdaq Listing Rules and under Rule 10A-3 under the Exchange Act. The Board has also determined that Mr. Steven Rubin is qualified as an Audit Committee Financial Expert, as that term is defined by Item 407(d)(5)(ii) of Regulation S-K and in compliance with the Sarbanes-Oxley Act of 2002.

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

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee of the Board (the “Committee”) was at any time during 2017 or at any other time an officer or employee of Cocrystal. None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our Board or the Committee. No member of the Committee has any other business relationship or affiliation with us other than his or her service as a director. However, our Chairman, Dr. Raymond Schinazi serves on the board of directors of Gliknik Inc., of which Dr. David Block is the CEO. Dr. Block is the Chairman of the Committee.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during fiscal year 2017.

Item 11. Executive Compensation.

The following information is related to the compensation paid, distributed or accrued by us to those persons serving as our Chief Executive Officer (principal executive officer) and Chief Financial Officer (principal financial officer) during 2017 (including those who served in an interim capacity), and one additional most highly compensated executive officer other than the Chief Executive Officer and Chief Financial Officer whose total compensation exceeded $100,000 in 2017. We refer to these persons as the “Named Executive Officers.”

2017 Summary Compensation Table

Name and Principal Position (a)(1)	Year (b)	Salary ($)(c)(1)	Bonus ($)(d)	Option Awards ($)(f)	All Other Compensation ($)(i)		Total ($)(j)
Gary Wilcox	2017	100,643	‒	‒	‒		100,643
Interim Chief Executive	2016	100,643	‒	‒	‒		100,643
Officer	2015	133,487	‒	‒	‒		133,487

James Martin	2017	134,654	‒	‒	64,905	(2)	199,559
Chief Financial Officer	2016	‒	‒	‒	‒		‒
	2015	‒	‒	‒	‒		‒

Sam Lee	2017	253,336	‒	‒	‒		253,336
President	2016	260,836	‒	‒	‒		260,836
	2015	203,620	‒	‒	‒		203,620

Curtis Dale	2017	18,886	15,910	‒	‒		34,796
Former Interim Chief	2016	197,820	‒	‒	‒		197,820
Financial Officer	2015	42,766	15,910	58,477	15,585		132,738

(1)	Salary amounts reflect amounts earned and paid each year.

(2)	Mr. Martin was paid $64,905 for consulting services prior to joining the Company as Chief Financial Officer.

Pay Ratio

In 2015 the SEC adopted a rule requiring annual disclosure of the ratio of the median employee’s annual total compensation to the total annual compensation of the principal executive officer (“PEO”). The Company’s PEO is Gary Wilcox, Interim Chief Executive Officer. The purpose of the new required disclosure is to provide a measure of the equitability of pay within the Company. The Company believes its compensation philosophy and process yield an equitable result.

Median Employee total annual compensation	$101,000
PEO total annual compensation	$100,643
Ratio of PEO to Median Employee Compensation	1.0:1.0

In determining the median employee, a listing was prepared of all employees as of December 31, 2017. Employees on leave of absence were excluded from the list and wages and salaries were annualized for those employees that were not employed for the full year of 2017. The median amount was selected from the annualized list. For simplicity, the value of the Company’s medical benefits provided were excluded as all employees including the PEO are offered the exact same benefits. As of December 31, 2017 the Company employed 10 persons.

Pay elements that were included in the annual total compensation for each employee are:

●	salary received in fiscal year 2017; and
●	annual incentive payment received for performance in fiscal year 2017.

Named Executive Officers’ Employment Agreements

Gary Wilcox. Dr. Wilcox assumed the role of Interim Chief Executive Officer in July 2016. Prior to that, Dr. Wilcox had served as a part-time senior adviser to the Company pursuant to a letter agreement dated March 31, 2015, which has not been modified upon his appointment as Interim Chief Executive Officer. Under this agreement, Dr. Wilcox’s employment is on an at-will basis and may be terminated by either party, and his annual salary is $100,000. The letter agreement contains non-competition and non-disclosure covenants by Dr. Wilcox.

Sam Lee. The Company has entered into an employment agreement with Sam Lee, the Company’s President effective January 2, 2014. Pursuant to the terms of his employment agreement, Dr. Lee’s employment is on an at-will basis and may be terminated by either party. Dr. Lee receives an annual base salary of $200,000, which was decreased from $260,000 as of December 2017.

James Martin. The Company entered into a letter agreement with Mr. Martin effective June 1, 2017. Mr. Martin receives an annual base salary of $230,000, which is subject to annual review. In addition to the base salary, Mr. Martin is eligible to receive a discretionary bonus, to the extent approved by the Board.

Outstanding Equity Awards at Fiscal Year-End

As of December 31, 2017, there were no outstanding unearned options granted to our Named Executive Officers under the 2015 Equity Incentive Plan, and no Named Executive Officer had any outstanding stock awards.

Equity Compensation Plan Information

The following chart reflects the number of shares of common stock of the Company issuable upon the exercise of awards granted under equity compensation plans approved and not approved by shareholders and the weighted average exercise price for such awards as of December 31, 2017. All numbers have been adjusted to give effect to the 1-for-30 reverse stock split effective February 24, 2018.

Name of Plan	Number of shares of common stock to be issued upon exercise of outstanding options (a)(1)	Weighted Average Exercise Price of Outstanding Options (b)($)	Number of shares remaining available for issuance under equity compensations plans (excluding the shares reflected in column (a))(1)
Equity compensation plans approved by security holders (2)	711	8.39	1,656

Equity compensation plans not approved by security holders	‒	‒	‒

Total	711	8.39	1,656

(1)	Amounts in thousands.
(2)	Represents securities issued under the 2007 Equity Incentive Plan and 2015 Equity Incentive Plan.

In 2014, in connection with the reverse merger with Cocrystal Discovery, Inc., the Company adopted and assumed the 2007 Equity Incentive Plan. On April 13, 2015, the Board adopted the 2015 Equity Incentive Plan, and our shareholders approved and ratified it on June 29, 2015. The 2015 Equity Incentive Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2015 Equity Incentive Plan to our employees, directors and independent contractors.

Grants of Plan-Based Awards

The Company made no grants of plan-based awards to any of the Named Executive Officers during the year ended December 31, 2017.

Option Exercises and Stock Vested

None of our Named Executive Officers exercised stock options or acquired shares on the vesting of stock awards in fiscal year ended December 31, 2017.

Director Compensation

We do not presently compensate our directors for their Board or committee service, and did not do so during the year ended December 31, 2017.

COMPENSATION COMMITTEE REPORT

The Compensation Committee (the “Committee”) of the Company has reviewed and discussed the Compensation Discussion and Analysis contained herein (“CD&A”) with management of the Company. Based on the Committee’s review of the CD&A and the Committee’s discussions regarding the CD&A with management, the Committee recommended to the Board (and the Board has approved) that the CD&A be included in the Company’s 2017 Form 10-K.

Submitted by the Committee of the Board of Directors

David Block, Chairman

Jane Hsiao

Steven Rubin

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis is designed to provide our shareholders with a clear understanding of our compensation philosophy and objectives, compensation-setting process and the 2017 compensation of our Named Executive Officers, or NEOs. In the following discussion, we use the term “Named Executive Officers” to refer to those persons listed under “Executive Compensation–2017 Summary Compensation Table” in this Amendment. No other executive officer had compensation exceeding $100,000 in 2017.

Our compensation philosophy is to attract and retain talented and dedicated executives who will work to achieve our desired business direction, strategy, and performance. The primary goals of our compensation program for our NEOs are to:

(i)	attract, motivate, and retain talented executives with the skill sets and expertise we need to meet our scientific and business objectives;

(ii)	be competitive in the marketplace;

(iii)	tie annual incentives to the achievement of specified performance objectives that will result in increased shareholder value; and

(iv)	be cost-effective.

To achieve these goals, we have formed the Committee that reviews and approves the executive compensation packages for our executive officers, including NEOs. These packages are generally based on a mix of salary, discretionary bonus, and equity awards. Although we have not adopted any formal guidelines for allocating total compensation between equity compensation and cash compensation, we maintain compensation plans that tie a substantial portion of our executives’ overall compensation to the achievement of corporate goals and success of the Company.

Benchmarking of Cash and Equity Compensation

With the exception of our Interim Chief Executive Officer, the Committee reviews executive compensation levels to ensure they remain competitive in our industry. We may retain the services of third-party executive compensation specialists from time to time in connection with the establishment of cash and equity compensation and related policies. We have not used any compensation consultants to date.

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

Base Salary. We try to establish and maintain competitive annual base salaries for our Named Executive Officers. In the past we have utilized comparative data purchased from Radford Consulting (a division of Aon plc). While base salaries are not primarily performance-based, we believe it is important to provide adequate, fixed compensation to executives working in a highly volatile and competitive industry such as ours. We provide fixed salary compensation to our Named Executive Officers based on their responsibilities and individual experience, taking into account competitive market compensation paid by other companies for similar positions within the pharmaceutical industry. The Committee may take into account the Company’s growth and achievements as well as salary increases, or lack thereof, during preceding periods to make determinations as to whether to increase base salary. The Committee is mindful of the Company’s cash flow needs. Accordingly it approved a reduction in our President’s salary from $260,000 to $200,000 effective December 2017.

Discretionary Annual Bonus. In addition to base salaries, the Committee has the authority to award discretionary annual bonuses to our Named Executive Officers. The Committee did not award cash bonuses to any Named Executive Officers in connection with 2017 performance and the Company is presently evaluating whether cash bonuses should be a component of executive compensation in the future.

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

The Committee typically grants stock options under the 2015 Equity Incentive Plan, which we sometimes refer to as the “Plan”. See “2015 Equity Incentive Plan,” below. As with base salaries, there is no set formula or performance criteria, which determines the amount of the equity award for our Named Executive Officers or our other employees. Nor is the Committee required to assign any relative weight to any specific factors or criteria it considers when granting stock options. Rather, the Committee will exercise its judgment and discretion by considering all factors it deems relevant at the time of such grants, including the Company’s performance during the most recent fiscal year. For the Named Executive Officers, other than the Chief Executive Officer, the decisions by the Committee may take into account the recommendation of the Company’s Chief Executive Officer, and include his subjective determination based on his assessment of the executive officer’s current position with the Company, the executive officer’s past and expected future performance and the other factors discussed in the determination of base salaries. In addition, the Committee may make stock option grants to incentivize and attract new employees, including executive officers. With limited exceptions, we have not granted employees restricted stock or restricted stock units pursuant to our equity incentive plans. However, our Committee, in its discretion, may in the future elect to make such grants to our employees and our executive officers if it deems it advisable.

2015 Equity Incentive Plan

The Plan was approved and ratified by more than 99% of the votes cast at our 2015 Annual Meeting. The Plan authorizes up to 1,666,667 shares of our common stock for issuance pursuant to the terms of the Plan. The Plan is a broad-based plan in which all employees, consultants, officers, and directors of the Company are eligible to participate. The purpose of the Plan is to further the growth and development of the Company by providing, through ownership of stock of the Company and other equity-based awards, an incentive to its officers and other key employees and consultants who are in a position to contribute materially to the prosperity of the Company, to increase such persons’ interests in the Company’s welfare, by encouraging them to continue their services to the Company, and by enabling the Company to attract individuals of outstanding ability to become employees, consultants, officers and directors of the Company.

The Plan is administered by the Committee or by the Board, which we refer to as the “Administrator.” Under the Delaware General Corporation Law, the Board may delegate to officers of the Company the power to grant awards to employees who are not officers or directors. Accordingly, the Board has delegated to the Committee the power to authorize awards to employees who are not direct reports of the Chief Executive Officer and has retained the power to authorize awards to the Chief Executive Officer and his or her direct reports. Awards granted under the Plan may be restricted stock, restricted stock units, options and stock appreciation rights (“SARs”). Such awards are made to employees, consultants, officers and directors, who, in the opinion of the Administrator, have contributed, or are expected to contribute, materially to our success. The identification of individuals entitled to receive awards, the terms of the awards, and the number of shares subject to individual awards, are determined by the Administrator, in its sole discretion. As of the record date, all of the Company’s approximately 10 employees and four non-employee directors are eligible to participate in the Plan.

Advisory Vote on Executive Compensation

We conducted our first advisory vote on executive compensation (“Say-on-Pay”) at our 2015 Annual Meeting. While this vote is not binding on the Company, our Board or the Committee, we believe that it is important for our shareholders to have an opportunity to vote on this proposal every three years as a means to express their views regarding our executive compensation philosophy, our compensation policies and programs, and our decisions regarding executive compensation, all as disclosed in this Amendment. Our Board and the Committee value the opinions of our shareholders and, to the extent there is any significant vote against the compensation of our Named Executive Officers as disclosed in this Amendment, we will consider our shareholders’ concerns and the Committee will evaluate whether any actions are necessary to address those concerns.

At the 2015 Annual Meeting, more than 99% of the votes cast on the advisory vote on the executive compensation proposal were in favor of our Named Executive Officer compensation as disclosed in this Amendment. Our Board and Committee reviewed these final vote results. Given the significant level of support, no changes to our executive compensation policies and decisions were necessary at that time based on the vote results. We have determined that our shareholders should vote on a Say-on-Pay proposal every three years, consistent with the preference expressed by our shareholders at the 2015 Annual Meeting. Accordingly, we are conducting our Say-on-Pay vote this year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the number of shares of our common stock beneficially owned as of April 25, 2018 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director, (iii) each of our Named Executive Officers and (iv) all current executive officers and directors of Cocrystal as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Cocrystal Pharma, Inc., 1860 Montreal Road, Tucker Georgia 30084.

Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Named Executive Officers:
Raymond Schinazi (2)	9,667,881	39.4%
David Block (3)	14,371	* %
Curtis Dale (4)	‒	‒
Phillip Frost (5)	3,565,421	14.6%
Jane Hsiao (6)	306,479	1.3%
Sam Lee (7)	436,262	1.8%
James Martin (8)	‒	‒
Steven Rubin (9)	32,197	* %
Gary Wilcox (10)	564,952	2.3%
All directors and executive officers as a group (8 persons):	14,596,731	59.4%
5% Stockholders:
Frost Gamma Investments Trust (11)	3,431,752	14.1%
OPKO Health, Inc. (12)	2,121,139	8.7%

* Less than 1%

(1)	Applicable percentages are based on 24,402,446 shares of common stock outstanding as of April 25, 2018. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them. The number of shares reported as beneficially owned by former executive officers is based upon a review of the Company’s stock transfer agent records.

(2)	Dr. Schinazi is a director. Includes (i) 9,240,928 shares of common stock, (ii) 301,489 shares of common stock held by an entity controlled by Dr. Schinazi, and (iii) 125,464 vested options. It does not include shares of common stock issuable upon conversion of the $500,000 convertible note of November 24, 2017 if we close the previously announced public offering. See “Certain Relationships and Related Transactions, and Director Independence” for more information about the convertible note.

(3)	Dr. Block is a director. Includes 5,622 shares of common stock and 8,749 vested options.

(4)	Mr. Dale is a former executive officer.

(5)	Dr. Frost is a director. Includes (i) 3,425,085 shares of common stock held by Frost Gamma Investments Trust and (ii) 6,667 warrants held by Frost Gamma Investments Trust and (iii) 8,749 vested options. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole shareholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole shareholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(6)	Dr. Hsiao is a director. Includes 114,509 shares of common stock held directly by Dr. Hsiao and 183,221 shares of common stock held by Hsu Gamma Investment, L.P, for which Dr. Hsiao serves as General Partner, and 8,749 vested options.

(7)	Dr. Lee is a Named Executive Officer.

(8)	Mr. Martin is a Named Executive Officer.

(9)	Mr. Rubin is a director. Includes 23,448 shares of common stock and 8,749 vested options.

(10)	Dr. Wilcox is a Named Executive Officer and a director.

(11)	Dr. Frost has voting and investment control over the securities held by Frost Gamma Investments Trust. See Footnote 5 above. Includes (i) 3,425,085 shares of common stock and (ii) 6,667 warrants. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(12)	Includes (i) 2,087,806 shares of common stock, and (ii) 33,333 warrants. It does not include shares of common stock issuable upon conversion of the $1,000,000 convertible note of January 31, 2018 if we close the previously announced public offering. See “Certain Relationships and Related Transactions, and Director Independence” for more information about the convertible note. Dr. Frost is the Chief Executive Officer and Chairman of OPKO. However, he does not hold voting and investment control over, and disclaims beneficial ownership of, the securities held by OPKO. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Set forth below is the description of transactions since January 1, 2017, to which the Company has been a party, in which the amount involved exceeded $120,000, and in which any of our directors, executive officers, beneficial owners of 5% or more of our common stock and certain other related persons had a direct or indirect material interest, other than compensation arrangements described in this Amendment under “Executive Compensation.” Share amounts and stock prices have been adjusted to give effect to the 1-for-30 reverse stock split effective February 24, 2018.

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by Dr. Raymond Schinazi, the Company’s Chairman and principal shareholder. Rent expense for 2017 totaled $153,000. In January 2018, we reduced our lease from approximately 6,148 square feet to approximately 1,200 square feet.

As described under “Cocrystal Technology – Collaborations,” in Part I of the 2017 Form 10-K, the Company has entered into certain license agreements to which Emory University is directly, or indirectly, a party. Due to Dr. Schinazi’s relationship with Emory University and his contributions to the intellectual property and technology which are the subject of the licenses, he may, in the future, be entitled under these agreements to payments of material amounts from Emory University or its partners.

On April 20, 2017, the Company sold 416,664 shares of the Company’s common stock in a private placement offering at a purchase price of $7.20 per share for gross proceeds of $3,000,000. The purchasers included the Company’s Chairman, Dr. Raymond Schinazi. In addition, OPKO, the Company’s shareholder, of which the Company’s director Dr. Phillip Frost is Chairman and Chief Executive Officer, invested in the offering.

On November 24, 2017, the Company borrowed $500,000 from each of Dr. Raymond’s Schinazi, the Company’s Chairman and principal shareholder, and Brace Pharma Capital, LLC, a company in which Dr. Schinazi serves as a director, in exchange for two-year 8% convertible notes each in the principal amount of $500,000. On January 31, 2018, the Company borrowed $1,000,000 from OPKO in exchange for a two-year 8% convertible note in the principal amount of $1,000,000. On April 3, 2018, the Company filed with the SEC a prospectus supplement with respect to a proposed public offering of its common stock (the “Proposed Offering”) pursuant to a shelf registration statement filed with the SEC on September 26, 2017 and declared effective on October 10, 2017. Pursuant to the terms of the convertible notes, if the Company receives $10 million or more in gross proceeds from the Proposed Offering or any other equity financing transaction, the three convertible notes will automatically convert into the Company’s common stock.

See “Directors, Executive Officers and Corporate Governance – Director Independence” for disclosure regarding director independence.

Item 14. Principal Accounting Fees and Services.

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of BDO USA, LLP as our independent registered public accounting firm, the Audit Committee considered whether the provision of such services was compatible with maintaining independence. All of the services provided and fees charged by our principal accountants in fiscal 2016 and 2017 were approved by the Audit Committee in accordance with its pre-approval policy. The following table shows the fees paid to our principal accountants for the fiscal years ended December 31, 2016 and 2017.

	2017 ($)	2016 ($)
Audit Fees (1)	224,845	269,830
Audit-Related Fees (2)	670	500
Tax Fees (3)	24,912	45,000

Total	250,427	315,330

(1)	Audit Fees relate to relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the Financial Accounting Standards Board’s Accounting Support fee.

(3)	Tax fees relate to professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

Audit Committee’s Pre-Approval Policies and Procedures

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

During 2017, all services performed by BDO which were subject to the SEC’s pre-approval requirements were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation	8-K	12/1/14	3.2
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	12/1/14	3.3
3.1(b)	Certificate of Amendment to Certificate of Incorporation	8-K	3/3/15	3.1
3.1(c)	Certificate of Amendment to Certificate of Incorporation	8-K	1/24/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Sam Lee Employment Agreement *	8-K	1/8/14	10.2
10.2	Amendment to Sam Lee Employment Agreement *	10-K	3/31/15	10.6
10.3	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.4	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.5	Form of Securities Purchase Agreement	8-K	09/02/16	10.1
10.6	Form of Securities Purchase Agreement	10-K	3/15/16	10.1
10.7	Form of Securities Purchase Agreement dated November 24, 2017	8-K	12/1/17	10.1
10.8	Form of Convertible Note dated November 24, 2017	8-K	12/1/17	10.2
10.9	Securities Purchase Agreement	8-K	4/24/17	10.1
10.10	Gary Wilcox Advisory Agreement*	10-K/A	04/29/16	10.16
21.1	Subsidiaries	10-K	3/31/15	21.1
23.1	Auditors Consent for Form S-3 and S-8				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)**				Furnished^
101.INS	XBRL Instance Document				Filed^
101.SCH	XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

*	Management contract or compensatory plan or arrangement.

**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

^	Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, originally filed with the SEC on March 21, 2018, which is being amended hereby.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Date: April 30, 2018	By:	/s/ Gary Wilcox
Gary Wilcox
Interim Chief Executive Officer

Date: April 30, 2018	By:	/s/ James J. Martin
James J. Martin
Chief Financial Officer

