Form 10-Q
period 2018-03-31
Cocrystal Pharma, Inc.
filed 2018-05-10
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 10, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was XXX.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2018

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,249	$748
Restricted cash	29	29
Prepaid expenses and other current assets	203	105
Mortgage note receivable, current portion	-	1,294
Total current assets	1,481	2,176

Property and equipment, net	109	119
Deposits	31	31
In process research and development	53,905	53,905
Goodwill	65,195	65,195
Total assets	$120,721	$121,426

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$810	$837
Derivative liabilities	548	569
Total current liabilities	1,358	1,406
Long-term liabilities
Deferred rent	25	31
Convertible notes payable	2,039	1,007
Deferred tax liability	13,163	13,582
Total long-term liabilities	15,227	14,620

Total liabilities	16,585	16,026

Commitments and contingencies

Common stock, $0.001 par value; 800,000 shares authorized; 24,402 and 24,275 issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	24	24
Additional paid-in capital	243,708	243,419
Accumulated deficit	(139,596)	(138,043)
Total stockholders’ equity	104,136	105,400

Total liabilities and stockholders’ equity	$120,721	$121,426

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017

Operating expenses
Research and development	$877	$2,071
General and administrative	1,190	1,050
Total operating expenses	2,067	3,121

Loss from operations	(2,067)	(3,121)

Other income (expense)
Interest income (expense)	(32)	2
Gain on disposal of mortgage note	106	-
Change in fair value of derivative liabilities	21	571
Total other income, net	95	573

Loss before income tax benefit	(1,972)	(2,548)

Income tax benefit	419	-

Net loss and comprehensive loss	$(1,553)	$(2,548)

Net loss per common share:
Loss per share, basic	$(0.06)	$(0.11)
Weighted average common shares outstanding, basic	24,384	23,801

Loss per share, fully diluted	$(0.06)	$(0.11)
Weighted average common shares outstanding, diluted	24,384	23,801

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity
Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Stock-based compensation	-	-	105	-	105
Exercise of common stock options	127	-	184	-	184
Net loss	-	-	-	(1,553)	(1,553)
Balance as of March 31, 2018	24,402	$24	$243,708	$(139,596)	$104,136

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2018	2017

Operating activities:
Net loss	$(1,553)	$(2,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15	26
Stock-based compensation	105	212
Interest income	32	-
Gain on mortgage note receivable	(106)	-
Change in deferred income tax	(419)	-
Change in fair value of derivative liabilities	(21)	571
Changes in operating assets and liabilities:
Accounts receivable	-	21
Prepaid expenses and other current assets	(98)	266
Accounts payable and accrued expenses	(27)	558
Deferred rent	(6)	(16)
Net cash used in operating activities	(2,078)	(2,052)

Investing activities:
Purchase of fixed assets	(5)	(33)
Proceeds from mortgage note receivable	1,400	-
Net cash provided by (used in) investing activities	1,395	(33)

Financing activities:
Proceeds from issuance of notes payable	1,000	-
Proceeds from exercise of stock options	184	-
Net cash provided by financing activities	1,184	-

Net increase (decrease) in cash, cash equivalent, and restricted cash	501	(2,085)
Cash, cash equivalent, and restricted cash at beginning of period	777	3,640
Cash, cash equivalent, and restricted cash at end of period	$1,278	$1,555

See accompanying notes to condensed consolidated financial statements.

Cocrystal Pharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share amounts)

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

Effective November 25, 2014, Cocrystal Pharma, Inc. and affiliated entities completed a series of merger transactions as a result of which Cocrystal Pharma, Inc. merged with RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”). We refer to the surviving entity of this merger as “Cocrystal” or the “Company”.

Cocrystal is a biotechnology company that develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, influenza and norovirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations are dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2018, the Company has primarily funded its operations through equity offerings. In late 2017 and early 2018, we borrowed $2 million and issued convertible notes. See Note 12 “Subsequent Events.”

As of March 31, 2018, the Company had an accumulated deficit of $139,596. During the three-month period ended March 31, 2018, the Company had a loss from operations of $2,067. Cash used in operating activities was approximately $2,078 for the three months ended March 31, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

On January 18, 2018, the Board of Directors of the Company filed an amendment (the “Amendment”) with the Delaware Secretary of State to affect a one-for-thirty reverse split (the “Reverse Stock Split”) of the Company’s class of Common Stock. The Amendment took effect on January 24, 2018. The Reverse Stock Split did not change the authorized number of shares of Common Stock. Pursuant to the terms of the Company’s outstanding convertible notes, its options and warrants have been proportionately adjusted to reflect the Reverse Stock Split, and, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding stock options, convertible notes and warrants to Common Stock, and the number of shares reserved for issuance pursuant to the Company’s equity compensation plans have been reduced proportionately.

All per share amounts and number of shares in the consolidated financial statements and related notes have been retroactively restated to reflect the Reverse Stock Split.

Basis of Presentation and Significant Accounting Policies

The accompanying condensed consolidated financial statements have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, normally included in annual financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted pursuant to those rules and regulations. We believe disclosures made are adequate to make the information presented not misleading. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary to fairly state the financial position, results of operations and cash flows with respect to the interim condensed consolidated financial statements have been included. The results of operations for the interim periods are not necessarily indicative of the results of operations for the entire fiscal year. All intercompany accounts and transactions have been eliminated in consolidation. Reference is made to the audited annual financial statements of Cocrystal Pharma, Inc. included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed on March 21, 2018 (“Annual Report”), which contain information useful to understanding the Company’s business and financial statement presentations. The condensed consolidated balance sheet as of December 31, 2017 was derived from the Company’s most recent audited financial statements, but does not include all disclosures required by GAAP for a year-end balance sheet. Our significant accounting policies and practices are presented in Note 2 to the financial statements included in the Form 10-K.

Segments

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Use of Estimates

Preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. We continually evaluate estimates used in the preparation of the condensed consolidated financial statements for reasonableness. Appropriate adjustments, if any, to the estimates used are made prospectively based upon such periodic evaluation. The significant areas of estimation include determining the deferred tax valuation allowance, estimating accrued clinical expenses, the inputs in determining the fair value of the in-process research and development (“IPR&D”) and goodwill as part of the annual impairment analysis, the inputs in determining the fair value of equity-based awards and warrants issued as well as the values ascribed to assets acquired and liabilities assumed in business combinations. Actual results may differ from estimates made.

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

Products developed by the Company will require approvals from the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies prior to commercial sales in their respective markets. The Company’s products may not receive the necessary clearances and if they are denied clearance, clearance is delayed or the Company is unable to maintain clearance, the Company’s business could be materially adversely impacted.

Property and Equipment

Property and equipment, which consists of lab equipment, computer equipment, and office equipment, are stated at cost and depreciated over the estimated useful lives of the assets (three to five years) using the straight-line method.

Goodwill and In-Process Research and Development

The Company’s intangible assets determined to have indefinite useful lives including IPR&D and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. IPR&D acquired in a business combination is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life.

Goodwill and in-process research and development are evaluated for impairment first by a qualitative assessment to determine the likelihood of impairment. If it is determined that impairment is more likely than not, the Company will then proceed to the two-step impairment test. The impairment test compares the carrying amount of the IPR&D asset to its fair value. If the carrying amount exceeds the fair value of the asset, such excess is recorded as an impairment loss.

The Company has established November 30th as the date for its annual impairment test of goodwill and IPR&D.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist, which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value.

Mortgage Note Receivable

The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note is considered to be impaired if, based on current information and events, the Company determines that it is probable that it would be unable to collect all amounts due according to the existing contractual terms. Upon determination that the note is impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell. As discussed in Note 8, the mortgage note receivable was collected in full during the three months ended March 31, 2018.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. We early adopted ASU 2016-18 at December 31, 2017 and disclosure revisions have been made for the years presented on the Consolidated Statements of Cash Flows. All prior periods have been adjusted

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718). This standard makes several modifications to Topic 718 related to the accounting for forfeitures, employer tax withholding on share-based compensation and the financial statement presentation of excess tax benefits or deficiencies. ASU 2016-09 also clarifies the statement of cash flows presentation for certain components of share-based awards. The Company adopted this standard as of January 1, 2017 and there was no impact to its consolidated financial statements. The Company has elected to adopt the provisions of ASU No. 2016-09 that allow for stock option forfeitures to be recorded as they occur; however, adoption of this provision had no impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which eliminates step 2 from the goodwill impairment test. As amended, the goodwill impairment test will consist of one step comparing the fair value. The Company adopted this standard as of January 1, 2017 and there was no impact to its consolidated financial statements. The Company has elected to adopt the provisions of ASU No. 2016-09 that allow for stock option forfeitures to be recorded as they occur; however, adoption of this provision had no impact on its consolidated financial statements of a reporting unit with its carrying amount. An entity should recognize a goodwill impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. An entity may still perform the optional qualitative assessment for a reporting unit to determine if it is more likely than not that goodwill is impaired. The ASU eliminates the requirement to perform a qualitative assessment for any reporting unit with zero or negative carrying amount. Therefore, the same one-step impairment assessment will apply to all reporting units. However, for a reporting unit with a zero or negative carrying amount, the ASU adds a requirement to disclose the amount of goodwill allocated to it and the reportable segment in which it is included. This ASU will be effective for the Company for its annual or any interim goodwill impairment tests in the year beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company has not yet determined when it will adopt the provisions of this ASU for future goodwill impairment tests.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this Update add various Securities and Exchange Commissions (“SEC”) paragraphs pursuant to the issuance of SEC Accounting Bulleting No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements.

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

The Company categorizes its cash equivalents as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model as discussed in Note 5 below.

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of March 31, 2018 and December 31, 2017, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	March 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$1,278	$1,278	$-	$-
Total assets	$1,278	$1,278	$-	$-

Liabilities:
Warrants potentially settleable in cash	$548	$-	$-	$548
Total liabilities	$548	$-	$-	$548

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$777	$777	$-	$-
Total assets	$777	$777	$-	$-

Liabilities:
Warrants potentially settleable in cash	$569	$-	$-	$569
Total liabilities	$569	$-	$-	$569

The Company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2018 or 2017. A reconciliation of the beginning and ending Level 3 liabilities for the three months ended March 31, 2018 and 2017 is as follows:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2018	2017
Balance , January 1,	$569	$1,476
Estimated fair value of warrants exchanged for common shares	-	-
Change in fair value of warrants	(21)	(571)
Balance at March 31,	$548	$905

Note 3 – Convertible Notes Payable

On November 24, 2017, the Company entered into a Securities Purchase Agreement with two accredited investors, including the Company’s Chairman of the Board, pursuant to which the Company sold an aggregate principal amount of $1,000,000 of its 8% convertible notes (“Nov 2017 Notes”) due November 24, 2019. At the option of the Purchaser, the Nov 2017 Notes are convertible at $8.10 per share. In the event the Company completes a financing in which the Company receives at least $10,000,000 in gross proceeds and issues common stock or common stock equivalents to the investor (a “Financing”) or there is a change of control of the Company (or sale of substantially all of the Company’s assets), the outstanding principal amount of the Nov 2017 Notes shall automatically convert. Upon the closing of a Financing, the conversion price of the Nov 2017 Notes shall be the lesser of (i) $8.10 per share or (ii) the price per share of the securities sold in the Financing.

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

See Note 12 “Subsequent Events.”

Note 4 – Stockholders’ equity

The Company has authorized up to 800,000,000 shares of common stock, $0.001 par value per share, and had 24,402,444 shares issued and outstanding as of March 31, 2018.

On January 18, 2018, the Board of Directors of the Company filed an amendment (the “Amendment”) with the Delaware Secretary of State to effect a one-for-thirty reverse split of the Company’s class of Common Stock. The Amendment took effect on January 24, 2018. No fractional shares will be issued or distributed as a result of the Amendment. There was no change in the par value of our common stock.

Shares of common stock authorized for future issuance as follows as of March 31, 2018 (in thousands):

As of March 31, 2018
Stock options issued and outstanding	426
Authorized for future option grants	1,813
Warrants outstanding	209
Convertible notes	247
Total	2,695

See Note 12 “Subsequent Events.”

Note 5 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2018 and 2017 (in thousands):

	Warrants accounted for as:	Warrants accounted for as:
	Equity	Liabilities
	April 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2017	50	26	133	209

Warrants expired	-	-	-	-
Warrants exercised	-	-	-	-
Outstanding, March 31, 2018	50	26	133	209
Expiration date	April 25, 2018	October 24, 2023	January 16, 2024

Warrants consist of warrants potentially settleable in cash, which are liability-classified warrants, and equity-classified warrants.

Warrants classified as liabilities

Liability-classified warrants consist of warrants issued in connection with equity financings in October 2013 and January 2014. The outstanding warrants are potentially settleable in cash and were determined not to be indexed to the Company’s own stock and are therefore accounted for as liabilities.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2018:

	October 2013 warrants	January 2014 warrants

Strike price	$15.00	$15.00
Expected term (years)	5.57	5.80
Cumulative volatility %	86.73%	87.08%
Risk-free rate %	2.59%	2.61%

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

Note 6 – Stock-based compensation

The Company recorded approximately $105,000 and $212,000 of stock-based compensation related to employee stock options for the three months ended March 31, 2018 and 2017, respectively. As of March 31, 2018, there was $441,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 1.0 year.

As of March 31, 2018, an aggregate of 2,239,000 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plans, including 426,000 shares subject to outstanding common stock options granted under the plan and 1,813,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the three months ended March 31, 2018 (in thousands, except per share amounts):

	Number of Shares available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	1,656	711	$8.39	$1,640
Exercised	-	(128)	1.45	-
Granted	-	-	-	-
Cancelled	157	(157)	3.01	-
Balance at March 31, 2018	1,813	426	$12.44	$1,192

As of March 31, 2018, options to purchase 425,637 shares of common stock, with an aggregate intrinsic value of $569,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 3.0 years. As of March 31, 2018, options to purchase 396,472 shares of common stock, with an intrinsic value of $569,000 were exercisable with a weighted average exercise price of $10.78 per share and a weighted average remaining contractual term of 2.7 years. The aggregate intrinsic value of outstanding and exercisable options at March 31, 2018 was calculated based on the closing price of the Company’s common stock as reported on the NASDAQ markets on March 31, 2018 of $5.95 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 7 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three months ended March 31, 2018, diluted net loss per common share is the same as basic net loss per common share for these periods.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	Three months ended March 31,
	2018	2017
Options to purchase common stock	426	779
Warrants to purchase common stock	209	209
Notes payable convertible to common stock	247	-
Total	882	988

Note 8 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which was collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage was owned by Daniel Fisher, one of the founders of Biozone. The property was also under lease to MusclePharm. The mortgage note had a maturity date of August 1, 2032 and bears an interest rate of 7.24%.

Shortly thereafter in 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC (the primary obligor of the note), brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits were later settled and the complaints dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. At the time of the note’s acquisition, 580 Garcia Properties LLC was delinquent in its obligation to make monthly payments. In December 2015, the Company proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings. During 2017, the court enjoined the Company from proceeding with the foreclosure sale pending further developments in the litigation.

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1.4 million in exchange for the release of the aforementioned note and deed of trust.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $13,163,000 as of March 31, 2018 and $13,583,000 December 31, 2017, which is related to acquired in-process research and development considered to be an indefinite-lived intangible.

The Company’s effective income tax rate was 21.2% and 0% for the three-months ended March 31, 2018 and March 31, 2017, respectively. The primary driver of the effective tax rate for the three months ended March 31 2018 is the 21% tax rate for corporations (see discussion below). The primary driver of the effective tax rate for the three months ended March 31, 2017 is the valuation allowance offsetting the Company’s net deferred tax assets.

Management assesses its deferred tax assets quarterly to determine whether all or any portion of the asset is more likely than not unrealizable under ASC 740. The Company is required to establish a valuation allowance for any portion of the asset that management concludes is more likely than not to be unrealizable. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company’s assessment considers all evidence, both positive and negative, including the nature, frequency and severity of any current and cumulative losses, taxable income in carryback years, the scheduled reversal of deferred tax liabilities, tax planning strategies, and projected future taxable income in making this assessment.

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of March 31, 2018 and December 31, 2017, the Company had no gross unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions. The Company is not currently under examination in any jurisdiction.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal revenue Code including a permanent reduction to the US corporate statutory rate from 35% to 21% effective for tax years beginning after December 31, 2017. In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts to the re-measurement of our deferred tax assets and liabilities during the year ended December 31, 2017. As of March 31, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated actions the Company may take as a result of the Act. We are continuing to gather information and assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns.

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

Note 11 - Transactions with Related Parties

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. Currently, this facility is being leased on a month-to-month basis. On an annualized basis, rent expense for this location would be approximately $44,000. The total rent expense was $11,000 and $47,000 for the three months ended March 31, 2018 and 2017, respectively.

Note 12 – Subsequent events

On May 3, 2018, we closed a public offering receiving gross proceeds of approximately $8 million and net proceeds of $7.1 million. We sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning November 3, 2018. The underwriter has a 45 day option to purchase an additional 631,578 shares of common stock solely to cover overallotments.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal is a biotechnology company working to develop novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create first-in-class and best-in-class antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, influenza and norovirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Highlights

During the last three months, the Company focused its research and development efforts primarily in three areas:

●	Hepatitis C. Our Hepatitis C Virus (“HCV”) Non-Nucleoside Polymerase Inhibitor CC-31244, is a potential best-in-class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. It has the potential to be an important component in an all-oral ultra-short HCV combination therapy. CC-31244 showed an acceptable safety profile in both healthy volunteers and HCV-infected patients. There were no serious adverse events or discontinuations due to adverse events. The mean HCV viral load reduction was 3 logs at 48 hours and a sustained post-treatment antiviral effect after seven days of treatment. The Company filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) on February 28 and received notice from the FDA on March 29 that its IND was now open and the Company was cleared to initiate its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals. The Company is in partnership discussions for further clinical development of CC-31244.

●	Influenza. We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We plan to complete IND enabling studies and file an IND with the FDA this year.

●	Norovirus. We continue to identify and develop nucleoside and non-nucleoside polymerase inhibitors.

Results of Operations for the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were approximately $877,000 for the three months ended March 31, 2018, compared with $2,071,000 for the three months ended March 31, 2017. This decrease of $1,194,000, or 58%, was due to the conclusion of phase I clinical trial during the 1st quarter of 2017 and lower pre-clinical testing.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,190,000 for the three months ended March 31, 2018, compared with $1,050,000 for the three months ended March 31, 2017. The increase of $140,000, or 13%, was primarily due to the timing of state franchise fees and taxes.

Interest Income/(Expense)

Interest expense was $32,000 for the three months ended March 31, 2018, compared to $2,000 in interest income for the three months ended March 31, 2017. The 2017 amount reflects only interest earned through our bank accounts. In the 4th quarter of 2017 and again in the 1st quarter of 2018, the company issued convertible notes payable, causing interest expense to exceed interest income during 2018.

Other Income/Expense

Change in fair value of derivative liabilities for the three months ended March 31, 2018 was $22,000 compared to $571,000 for the three months ended March 31, 2017. In accordance with United States generally accepted accounting principles, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods.

The Company also recognized a gain of $106,000 on the disposal of its mortgage note during 2018. The Company resolved all outstanding claims and disputes with 580 Garcia Properties, LLC. In exchange, the Company received $1,400,000 on February 9, 2018 from a third party. The Company was carrying the Mortgage Note at $1,294,000 asset on its December 31, 2017 balance sheet, resulting in the aforementioned gain.

Income Taxes

For the three months ended March 31, 2018, we recognized an income tax benefit of $419,000. No income tax benefit or expense was recognized for the three months ended March 31, 2017.

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $13,163,000 as of March 31, 2018 and $13,582,000 as of December 31, 2017 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three months ended March 31, 2018, we had a net loss of approximately $1,553,000 compared to a net loss of approximately $2,548,000 for the same period in 2017. This overall decrease of $995,000 is primarily due to staff changes that led to a $373,000 reduction in personnel expenses, settlement of outstanding legal matters resulting in a $139,000 reduction in legal expenses, and a $579,000 reduction in R&D program spend as Phase I testing concluded during 2017. We believe investors should focus on our operating loss rather than net loss for the periods presented. Our operating loss, which does not include the change in the value of derivative liabilities, a non-cash expense, for the three months ended March 31, 2018, was $2,068,000 compared to $3,121,000 for the same period in 2017.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $2,078,000 for the three months ended March 31, 2018 compared to $2,052,000 for the same period in 2017.

Net cash provided by investing activities was $1,395,000 for the three months ended March 31, 2018 compared to net cash used in investing activities of $33,000 for the same period in 2017. This increase in cash provided by investing activities was the result of the sale of its mortgage note asset for $1,400,000.

Net cash provided by financing activities was $1,184,000 for the three months ended March 31, 2018 compared to no cash provided by financing activities for the three months ended March 31, 2017. Net cash provided by financing activities during 2018 consisted of $1,000,000 in proceeds from the issuance of convertible notes and $184,000 in proceeds from the exercise of stock options.

We have a history of operating losses as we have focused our efforts on raising capital and research and development activities. The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has never been profitable, has no products approved for sale, has not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows since inception. For the year ended December 31, 2017, the Company recorded a net loss of approximately $0.6 million and used approximately $6.9 million of cash used in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities should the Company be unable to continue as a going concern.

The net proceeds from our public offering provided us with less than what we estimate we need to operate over the next 12 months. If the overallotment option is exercised in full, we will receive approximately $8.2 million in net proceeds which may give us sufficient proceeds for that period. Either way, it is likely we will need to continue raising capital in the future as our clinical and pre-clinical activities continue.

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

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$141	$-	$-	$-

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our drug development activities, cash flow deficit and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the continued strength of the market for bio pharma equity offerings, unanticipated events which adversely affect the timing and success of our regulatory filings, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K and prospectus supplement dated April 30, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our critical accounting policies and estimates upon which our financial statements are derived. There have been no changes to these policies since December 31, 2017, other than the following disclosures pertaining to the Business Combinations and Intangible Assets accounting policy: As of March 31, 2018, the Company had a goodwill balance of $65 million.  The Company’s annual impairment assessment date is November 30, 2017.  Subsequent to March 31, 2018, the Company began to experience a decline in its stock price from a high of $6.43 at April 2, 2018 to a low of $1.91 on May 9, 2018.  The Company believes this is attributed to several factors including the public offering effectuated on May 3, 2018 which raised dilution concerns, and the fact that our common stock is thinly traded. If the decline continues and is sustained it is most likely a triggering event to assess our goodwill and IPRD for impairment as of and for the period ended June 30, 2018.  The possibility exists that we may conclude that our long-lived intangible assets are impaired as of June 30, 2018 by a material amount.

Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2018 as a result of the material weaknesses in our internal control over financial reporting described below in the “Changes in Internal Control Over Financial Reporting”.

Changes in Internal Control Over Financial Reporting

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, we concluded there were material weaknesses in the design and operating effectiveness of our internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Exchange Act. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, our management concluded that our Company has the following material weaknesses in internal control over financial reporting as of December 31, 2017:

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

Remedial Actions to Address Material Weaknesses

With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2017 and the three months ended March 31, 2018, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures which were designed and implemented by our management team.

Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. Our efforts have focused on strengthening our finance organization and designing a suite of controls with respect to our stock-based compensation related processes and financial close processes, as well as implementing procedures to determine that related party transactions are appropriately authorized, identified, and disclosed in our financial statements. Consistent with the remediation plan as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. During the year ended December 31, 2017 and the three months ended March 31, 2018 we have taken and expect to take the following remediation actions:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the quarter ended March 31, 2018, there were no material developments to our previously reported legal proceedings except the following:

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

ITEM 1.A RISK FACTORS

Investors should review the Risk Factors in our prospectus supplement dated April 30, 2018.

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

Cocrystal Pharma, Inc.

Dated: May 10, 2018	By:	/s/ Gary Wilcox
Gary Wilcox Interim Chief Executive Officer (Principal Executive Officer)

Dated: May 10, 2018	By:	/s/ James Martin
James Martin Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
1.1	Underwriting Agreement between Cocrystal Pharma, Inc. and A.G.P./Alliance Global Partners	8-K	5/2/18	1.1
2.1	Agreement and Plan of Merger	8-K	12/1/14	2.1
3.1	Certificate of Incorporation	8-K	12/1/14	3.2
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	12/1/14	3.3
3.1(b)	Certificate of Amendment to Certificate of Incorporation	8-K	3/3/15	3.1
3.1(c)	Certificate of Amendment to Certificate of Incorporation	8-K	1/24/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Form of Securities Purchase Agreement	8-K	12/1/17	10.1
10.2	Form of Convertible Note	8-K	12/1/17	10.2
10.3	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

