Form 10-Q
period 2018-06-30
Cocrystal Pharma, Inc.
filed 2018-08-09
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

(786)-459-1831

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of August 9, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,923,076.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2018

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,841	$748
Restricted cash	29	29
Prepaid expenses and other current assets	229	105
Mortgage note receivable, current portion	-	1,294
Total current assets	7,099	2,176

Property and equipment, net	95	119
Deposits	31	31
In process research and development	53,905	53,905
Goodwill	65,195	65,195
Total assets	$126,325	$121,426

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$765	$837
Derivative liabilities	288	569
Total current liabilities	1,053	1,406
Long-term liabilities
Deferred rent	17	31
Convertible notes payable	-	1,007
Deferred tax liability	12,609	13,582
Total long-term liabilities	12,626	14,620

Total liabilities	13,679	16,026

Commitments and contingencies (Note 10)

Common stock, $0.001 par value; 800,000 shares authorized; 29,923 and 24,275 issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	30	24
Additional paid-in capital	253,556	243,419
Accumulated deficit	(140,940)	(138,043)
Total stockholders’ equity	112,646	105,400

Total liabilities and stockholders’ equity	$126,325	$121,426

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017

Operating expenses
Research and development	1,119	1,255	1,997	3,325
General and administrative	1,013	(55)	2,205	996
Total operating expenses	2,132	1,200	4,202	4,321

Loss from operations	(2,132)	(1,200)	(4,202)	(4,321)

Other income (expense)
Interest income/(expense)	(24)	-	(55)	1
Gain on disposal of mortgage note	-	-	106	-
Change in fair value of derivative liabilities	259	198	281	769
Total other income (expense), net	(235)	198	332	770

Loss before income taxes	(1,897)	(1,002)	(3,870)	(3,551)
Income tax benefit	554	-	973	-
Net loss and comprehensive loss	$(1,343)	$(1,002)	$(2,897)	$(3,551)

Net loss per common share:
Loss per share, basic	$(0.05)	$(0.04)	$(0.11)	$(0.15)
Weighted average common shares outstanding, basic	27,716	24,154	26,050	23,978

Loss per share, fully diluted	$(0.05)	$(0.04)	$(0.11)	$(0.15)
Weighted average common shares outstanding, diluted	27,716	24,154	26,050	23,978

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Sale of common shares and issuance of warrants	4,435	5	7,679	-	7,684
Stock-based compensation	-	-	212	-	212
Convertible debt instruments	1,085	1	2,061	-	2,062
Exercise of common stock options	128	-	185	-	185
Net loss	-	-	-	(2,897)	(2,897)

Balance as of June 30, 2018	29,923	$30	$253,556	$(140,940)	$112,646

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2018	2017
Operating activities:
Net loss	$(2,897)	$(3,551)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	29	52
Stock-based compensation	212	268
Interest expense	55	-
Gain on mortgage note receivable	(106)	-
Change in deferred income tax	(973)	-
Change in fair value of derivative liabilities	(281)	(769)
Change in deferred rent	(14)	(9)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(124)	342
Accounts payable and accrued expenses	(72)	530
Net cash used in operating activities	(4,171)	(3,137)

Investing activities:
Purchase of fixed assets	(5)	(40)
Long-term deposits	-	(12)
Proceeds from mortgage note receivable	1,400	-
Net cash provided by (used in) investing activities	1,395	(52)

Financing activities:
Proceeds from issuance of common stock and warrants	7,684	3,000
Proceeds from issuance of notes payable	1,000	-
Proceeds from exercise of stock options	185	-
Net cash provided by financing activities	8,869	3,000

Net increase (decrease) in cash and cash equivalents	6,093	(189)
Cash and cash equivalents at beginning of period	777	3,640
Cash and cash equivalents at end of period	$6,870	$3,451

Non-cash financing activity:
Issuance of commons stock upon conversion of notes payable	2,062	-

See accompanying notes to condensed consolidated financial statements

Cocrystal Pharma, Inc.

Notes to the Condensed Consolidated Financial Statements

(unaudited)

(in thousands, except per share data)

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

Cocrystal is a biotechnology company that develops novel medicines for use in the treatment of human viral diseases. Cocrystal has developed proprietary structure-based drug design technology and antiviral nucleoside chemistry to create antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of hepatitis C, influenza, and norovirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company operates in only one segment. Management uses cash flow as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2018, the Company has primarily funded its operations through equity offerings.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As of June 30, 2018, the Company had an accumulated deficit of $140,940. During the three and six month period ended June 30, 2018, the Company had a loss from operations of $2,132 and $4,202, respectively. Cash used in operating activities was approximately $4,171 for the six months ended June 30, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and AGP (AGP, Ladenburg and Barrington, together the “Sales Agents”), pursuant to which and at the Company’s sole discretion, may issue and sell over time and from time to time, to or through the Sales Agents, up to $10,000,000 of shares of the Company’s common stock. The Sales Agents will use commercially reasonable efforts to sell on our behalf all of the shares requested to be sold by the Company, consistent with their normal trading and sales practices, subject to the terms of the Distribution Agreement. As of the filing date of this report, we have not sold any shares of common stock under the Distribution Agreement.

If we are able to raise at least $2 million from the efforts of the Sales Agents under the Distribution Agreement, we believe we will have sufficient capital to fund operations for more than 12 months.

On January 18, 2018, the Board of Directors of the Company filed an amendment (the “Amendment”) with the Delaware Secretary of State to affect a one-for-thirty reverse split (the “Reverse Stock Split”) of the Company’s class of Common Stock. The Amendment took effect on January 24, 2018. The Reverse Stock Split did not change the authorized number of shares of Common Stock. Pursuant to the terms of the Company’s previously outstanding convertible notes (See Note 3 - Convertible Notes Payable), its options and warrants have been proportionately adjusted to reflect the Reverse Stock Split, and, pursuant to their terms, a proportionate adjustment was made to the per share exercise price and number of shares issuable under all of the Company’s outstanding stock options, convertible notes and warrants to Common Stock, and the number of shares reserved for issuance pursuant to the Company’s equity compensation plans have been reduced proportionately.

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

Goodwill and In-Process Research and Development

The Company’s intangible assets determined to have indefinite useful lives including in-process research and development (“IPR&D”) and goodwill, are tested for impairment annually, or more frequently if events or circumstances indicate that the assets might be impaired. Such circumstances could include but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. IPR&D acquired in a business combination is capitalized as an intangible asset and tested for impairment at least annually until commercialization, after which time the IPR&D is amortized over its estimated useful life.

The Company has established November 30th as the date for its annual impairment test of goodwill and IPR&D, unless indicators of impairment exist at interim periods.

The impairment test of goodwill requires us to compare the estimated fair value of the reporting unit to its carrying value. If the carrying value of the reporting unit is lower than its estimated fair value, no further evaluation is required. If the carrying value of the reporting unit exceeds its estimated fair value, an impairment charge is recorded for that excess, limited to the total amount of goodwill allocated to that reporting unit.

The indefinite-life intangible asset impairment test consists of a comparison of the fair value of the indefinite-life intangible asset with its carrying amount. If the carrying amount exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. If the fair value exceeds its carrying amount, the indefinite-life intangible asset is not considered impaired.

As of June 30, 2018, the Company had a goodwill balance of $65 million. The Company’s annual impairment assessment date is November 30, 2017. The decline in the Company’s market capitalization during the quarter ended June 30, 2018 was identified as an indicator of possible impairment and resulted in the Company performing an interim assessment for goodwill impairment. The Company engaged an outside valuation firm to assist management with performing the assessment as of June 30, 2018. The results of management’s assessment were that the Company’s fair market value exceeded its book value by approximately $25 million as of June 30, 2018. As a result, the Company concluded that its goodwill was not impaired as of June 30, 2018.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of all of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist, which warrant adjustments to the carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value.

Mortgage Note Receivable

As discussed in Note 8 – Mortgage Note Receivable, the Company’s mortgage note receivable was collected in full during the three months ended March 31, 2018.

The Company recorded its mortgage note receivable at the amount advanced to the borrower, which included the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income was accrued as earned over the term of the mortgage note. The Company evaluated the collectability of both interest and principal of the note to determine whether it is impaired. The note would have been considered to be impaired if, based on current information and events, the Company determined that it was probable that it would be unable to collect all amounts due according to the existing contractual terms. Upon determination that the note was impaired, the amount of loss would have been calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU No. 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. For public companies, the standard will take effect for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 with earlier application permitted. We early adopted ASU 2016-18 at December 31, 2017 and disclosure revisions have been made for the years presented on the Consolidated Statements of Cash Flows. All prior periods have been adjusted.

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment. The guidance in ASU 2017-04 eliminates the requirement to determine the fair value of individual assets and liabilities of a reporting unit to measure goodwill impairment. Under the new guidance, the reporting unit’s fair value is compared to its carrying amount. If the carrying amount exceeds the fair value, an impairment charge is recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for annual or any interim goodwill impairment tests in the year beginning January 1, 2020. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. The Company adopted this standard as of January 1, 2017 and there was no impact to its consolidated financial statements.

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this Update add various Securities and Exchange Commissions (“SEC”) paragraphs pursuant to the issuance of SEC Accounting Bulleting No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements. See Note 9. Income Taxes.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation: Improvements to Nonemployee Share-Based Payment Accounting (Topic 718). The guidance in ASU 2018-07 simplifies the accounting for nonemployee share-based payment transactions by expanding the scope of ASC Topic 718, Compensation – Stock Compensation, to include share-based payment transactions for acquiring goods and services from nonemployees. Under the new guidance, most of the guidance on stock compensation payments to nonemployees would be aligned with the requirements for share-based payments granted to employees. The guidance is effective for annual reporting periods beginning after December 15, 2018, including interim reporting periods within those annual reporting periods, with early adoption permitted. The company is currently evaluating the potential impact of this accounting standard. The Company does not expect the adoption of this standard will have a material impact to its consolidated financial statements.

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

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of June 30, 2018 and December 31, 2017, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	June 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$6,870	$6,870	$-	$-
Total assets	$6,870	$6,870	$-	$-

Liabilities:
Warrants potentially settleable in cash	$288	$-	$-	$288
Total liabilities	$288	$-	$-	$288

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and cash equivalents	$777	$777	$-	$-
Total assets	$777	$777	$-	$-

Liabilities:
Warrants potentially settleable in cash	$569	$-	$-	$569
Total liabilities	$569	$-	$-	$569

The Company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2018 or 2017. A reconciliation of the beginning and ending Level 3 liabilities for the six months ended June 30, 2018 and 2017 is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2018	June 30, 2017
Balance, January 1,	$569	$1,476
Change in fair value of warrants	(281)	(769)
Balance at June 30,	$288	$707

Note 3 – Convertible Notes Payable

On November 24, 2017, the Company entered into a Securities Purchase Agreement with two accredited investors, including the Company’s Chairman of the Board, pursuant to which the Company sold an aggregate principal amount of $1,000,000 of its 8% convertible notes (“Nov 2017 Notes”) due November 24, 2019. At the option of the Purchaser, the Nov 2017 Notes were convertible at $8.10 per share. In the event the Company completed a financing in which the Company receives at least $10,000,000 in gross proceeds and issued common stock or common stock equivalents to the investor (a “Financing”) or there is a change of control of the Company (or sale of substantially all of the Company’s assets), the outstanding principal amount of the Nov 2017 Notes would automatically convert. Upon the closing of a Financing, the conversion price of the Nov 2017 Notes shall be the lesser of (i) $8.10 per share or (ii) the price per share of the securities sold in the Financing.

On January 31, 2018, the Company, entered into a Securities Purchase Agreement (the “SPA”) with OPKO Health, Inc. (the “Purchaser”), pursuant to which the Company borrowed $1,000,000 from the Purchaser in exchange for issuing the Purchaser an 8% Convertible Note (the “Note”) due January 31, 2020. At the option of the Purchaser, the Note was convertible at $8.10 per share. In the event the Company completed a financing in which the Company receives at least $10,000,000 in gross proceeds and issues common stock or common stock equivalents to the investor (a “Financing”) or there is a change of control of the Company (or sale of substantially all of the Company’s assets), the outstanding principal amount of the Note would automatically convert. Upon the closing of a Financing, the conversion price of the Note shall be the lesser of (i) $8.10 per share and (ii) the price per share of the securities sold in the Financing.

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

Although the gross proceeds in the recent public offering were not $10 million, in May 2018, the Company issued a total of 1,085,105 of common stock upon conversion of all of the outstanding 8% convertible notes payable at $1.90 per share, which was the offering price in our recently closed public offering. The number of shares was based on the aggregate amount of the principal and accrued interest of $2,062,000 as of the date of the conversion. The conversion was approved by disinterested members of our Board of Directors.

Note 4 – Stockholders’ equity

The Company has authorized up to 800 million shares of common stock at June 30, 2018, $0.001 par value per share, and had 29,923,076 shares issued and outstanding as of June 30, 2018. Subsequently on August 6, 2018, the Company held its 2018 Annual Meeting of Shareholders and voted to reduce the number of shares of common stock, $0.001 par value per share, authorized from 800 million to 100 million shares.

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

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8 million and $7.7 million, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share, which the underwriter sold to the public at $1.90 per share, and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018, the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of June 30, 2018, the underwriter has no further option to purchase additional shares.

On May 21, 2018, the Company issued a total of 1,085,105 of common stock upon conversion of all of our outstanding 8% convertible notes. See Note 3 - Convertible Notes Payable.

Shares of common stock authorized for future issuance are as follows as of June 30, 2018 (in thousands):

As of June 30, 2018
Stock options issued and outstanding	426
Authorized for future option grants	1,813
Warrants outstanding	243
Total	2,482

Note 5 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2018 (in thousands):

	Warrants accounted for as: Equity		Warrants accounted for as: Liabilities
	May 2018 warrants	April 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2017	-	50	26	133	209

Warrants Issued	84	-	-	-	84
Warrants Expired	-	(50)	-	-	(50)
Warrants exercised	-	-	-	-	-
Outstanding, June 30, 2018	84	-	26	133	243
Expiration date	October 27, 2022	April 25, 2018	October 24, 2023	January 16, 2024

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2018:

	October 2013 warrants	January 2014 warrants

Strike price	$15.00	$15.00

Expected term (years)	5.32	5.55
Cumulative volatility %	88.17%	88.59%
Risk-free rate %	2.74%	2.75%

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

Note 6 – Stock-based compensation

The Company recorded approximately $107,000 and $212,000 of stock-based compensation related to employee stock options for the three and six months ended June 30, 2018 and $54,000 and $268,000 for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $334,000 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 0.8 years.

As of June 30, 2018, an aggregate of 2,239,000 shares of common stock were reserved for issuance under the Company’s Equity Incentive Plans, including 426,000 shares subject to outstanding common stock options granted under the plan and 1,813,000 shares available for future grants. The administrator of the plan determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the six months ended June 30, 2018 (in thousands, except per share amounts):

	Number of Shares available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	1,656	711	$8.39	$1,640
Exercised	-	(128)	1.45	-
Granted	-	-	-	-
Cancelled	157	(157)	3.01	-
Balance at June 30, 2018	1,813	426	$12.44	$1,192

As of June 30, 2018, options to purchase 425,637 shares of common stock, with an aggregate intrinsic value of $57,000, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 2.8 years. As of June 30, 2018, options to purchase 411,052 shares of common stock, with an intrinsic value of 57,000 were exercisable with a weighted average exercise price of $11.64 per share and a weighted average remaining contractual term of 2.6 years. The aggregate intrinsic value of outstanding and exercisable options at June 30, 2018 was calculated based on the closing price of the Company’s common stock as reported on the NASDAQ markets on June 29, 2018 of $3.66 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 7 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three and six months ended June 30, 2018, diluted net loss per common share is the same as basic net loss per common share for these two periods.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended June 30		For the six months ended June 30
	2018	2017	2018	2017
Options to purchase common stock	426	768	426	768
Warrants to purchase common stock	243	209	243	209
Total	669	977	669	977

Note 8 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626,290 which was collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage was owned by an entity managed by Daniel Fisher, one of the founders of Biozone, the property was also under lease to MusclePharm. The mortgage note had a maturity date of August 1, 2032 and bears an interest rate of 7.24%.

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

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate. The Company has recorded a net deferred tax liability of $12,609,000 as of June 30, 2018 and $13,582,000 December 31, 2017, which is related to acquired in-process research and development considered to be an indefinite-lived intangible.

The Company’s effective income tax rate was 25% and 0% for the six-months ended June 30, 2018 and June 30, 2017, respectively. The primary driver of the effective tax rate for the six months ended June 30 2018 is the 21% federal tax rate for corporations (see discussion below). The primary driver of the effective tax rate for the six months ended June 30, 2017 is the valuation allowance offsetting the Company’s net deferred tax assets.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of June 30, 2018 and December 31, 2017, the Company had no gross unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions. The Company is not currently under examination in any jurisdiction.

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal revenue Code including a permanent reduction to the US corporate statutory rate from 35% to 21% effective for tax years beginning after December 31, 2017. In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts to the re-measurement of our deferred tax assets and liabilities during the year ended December 31, 2017. As of June 30, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated actions the Company may take as a result of the Act. We are continuing to gather information and assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns.

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

Note 11 - Transactions with Related Parties

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. Currently, this facility is being leased on a month-to-month basis. On an annualized basis, rent expense for this location would be approximately $44,000. The total rent expense was $22,000 and $111,000 for the six months ended June 30, 2018 and 2017, respectively.

Note 12 – Subsequent Events

Equity Distribution Agreement

On July 19, 2018, Cocrystal Pharma, Inc. (the “Company”) entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and A.G.P./Alliance Global Partners (“AGP,” and together with Ladenburg and Barrington, the “Sales Agents”), pursuant to which the Company may issue and sell over time and from time to time, to or through the Sales Agents, up to $10,000,000 of shares of the Company’s common stock (the “Shares”). Sales of the Shares, if any, may be made in negotiated transactions or transactions that are deemed to be an “at-the-market offering”.

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

Highlights

During the last six months, the Company focused its research and development efforts primarily in three areas:

●

Hepatitis C. Our Hepatitis C Virus (“HCV”) Non-Nucleoside Polymerase Inhibitor CC-31244, is a potential best-in-class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. It has the potential to be an important component in an all-oral ultra-short HCV combination therapy. CC-31244 showed an acceptable safety profile in both healthy volunteers and HCV-infected patients. There were no serious adverse events or discontinuations due to adverse events. The mean HCV viral load reduction was 3 logs at 48 hours and a sustained post-treatment antiviral effect after seven days of treatment. The Company filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) on February 28, 2018 and received notice from the FDA on March 29, 2018 that its IND was now open and the Company was cleared to initiate its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals.

On June 28, 2018, the Company announced the commencement of enrollment and initiation of patient dosing in its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals. We expect to receive topline data this year. The Phase 2a open-label study is designed to evaluate the safety, tolerability and preliminary efficacy of CC-31244 in combination with an approved HCV drug. The Company is in partnership discussions for further clinical development of CC-31244.

●

Influenza. We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We plan to complete preclinical IND enabling studies near year end and initiate a Phase 1 study during the first half of 2019. In addition, novel inhibitors effective against both strains A and B have been identified and are in the preclinical stage. Several of these have potencies approaching single digit nanomolar. Cocrystal is comparing them with its influenza A inhibitor, CC-42344 and will determine which program(s) to take forward based on data obtained in Q3 and Q4 2018. The Company is considering both oral and inhaled routes of delivery. We intend to vigorously pursue these compounds. The Company is in partnership discussions for our influenza program.

●	Norovirus Infections. We continue to identify and develop nucleoside and non-nucleoside polymerase inhibitors.

Results of Operations for the Three and Six Months Ended June 30, 2018 compared to the Three and Six Months Ended June 30, 2017

Research and Development Expense

Research and development expense consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were approximately $1,119,000 for the three months ended June 30, 2018, compared with $1,255,000 for the three months ended June 30, 2017. The decrease of $136,000, or 11%, was due to the reduction in the timing of clinical trials costs.

Total research and development expenses for the six months ended June 30, 2018 were $1,997,000, compared with $3,325,000 for the six months ended June 30, 2017. The decrease of $1,328,000 or 40%, was the result of timing of clinical trials activity.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $1,013,000 for the three months ended June 30, 2018, compared with $(55,000) for the three months ended June 30, 2017. The increase of $1,068,000 was primarily due to 2017 events that reduced expenses which included an $896,000 insurance reimbursement of prior legal costs and a $132,000 non-cash reversal of stock compensation expense related to unvested options for executives that left the Company.

General and administrative expenses were approximately $2,205,000 for the six months ended June 30, 2018, compared with $996,000 for the six months ended June 30, 2017. The increase of $1,209,000 was primarily due to the aforementioned insurance reimbursement of prior legal costs and reversal of stock compensation.

Interest Income/(Expense)

Interest expense was $24,000 and $55,000 for the three months and six months ended June 30, 2018, respectively. Interest income was $0 and $1,000 for the three and six months ended June 30, 2017, respectively. The 2018 amounts represent interest incurred on convertible notes which were recently converted. Interest income was negligible for the three and six months ended June 30, 2018 and 2017. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/(Expense)

Change in the fair value of derivative liabilities for the three months ended June 30, 2018 was $259,000 compared to $198,000 for the three months ended June 30, 2017. Change in fair value of derivative liabilities for the six months ended June 30, 2018 was $281,000 compared to $769,000 for the six months ended June 30, 2017. In accordance with United States generally accepted accounting principles, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods.

The Company also recognized a gain of $106,000 on the disposal of its mortgage note during the six months ended June 30, 2018. The Company resolved all outstanding claims and disputes with 580 Garcia Properties, LLC. In exchange, the Company received $1,400,000 on February 9, 2018 from a third party. At December 31, 2017, the mortgage note receivable balance was $1,294,000 resulting in the aforementioned gain.

Income Taxes

For the three and six months ended June 30, 2018, we recognized an income tax benefit of $554,000 and $973,000, respectively. No income tax benefit or expense was recognized for the three and six-months ended June 30, 2017.

As a result of our cumulative losses, we have concluded that a full valuation allowance against our net deferred tax assets is appropriate. We have recorded a net deferred tax liability of $12,609,000 as of June 30, 2018 and $13,582,000 as of December 31, 2017 as we have not considered the deferred tax liability, which is related to acquired in-process research and development, to be a future source of taxable income in evaluating the need for a valuation allowance against our deferred tax assets due to the in-process research and development asset being considered an indefinite-lived intangible asset.

Net Loss

As a result of the above factors, for the three and six months ended June 30, 2018, we had a net loss of approximately $1,343,000 and $2,897,000 compared to a net loss of approximately $1,002,000 and $3,551,000 for the same periods in 2017.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $4,171,000 for the six months ended June 30, 2018 compared to $3,137,000 for the same period in 2017.

Net cash provided by investing activities was $1,395,000 for the six months ended June 30, 2018 compared to $52,000 net cash used by investing activities for the same period in 2017. For the six months ended June 30, 2018, net cash provided by investing activities primarily consists of the proceeds from the sale of the mortgage note asset for $1,400,000. For the six months ended June 30, 2017, net cash used for investing activities consist primarily of capital spending of $40,000 and payment of a long-term deposit of $12,000.

For the six months ended June 30, 2018, cash provided by financing activities totaled $8,869,000. Our 2018 financing activities included $7,684,000 net proceeds from the issuance of common stock and warrants, $1,000,000 in proceeds from the issuance of convertible notes and $185,000 in proceeds from the exercise of stock options. Net cash provided by financing activities for the six months ended June 30, 2017 amounted to approximately $3,000,000 in proceeds from issuance of common stock.

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

For the year ended December 31, 2017, the Company recorded a net loss of approximately $613,000 and used approximately $6,903,000 of cash in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. We believe that we do not have sufficient funds for planned operations over the next 12 months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities should the Company be unable to continue as a going concern.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8 million and $7.7 million, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018 the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of June 30, 2018, the underwriter has no further option to purchase additional shares.

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and AGP (AGP, Ladenburg and Barrington, together the “Sales Agents”), pursuant to which the Company may issue and sell over time and from time to time, to or through the Sales Agents, up to $10,000,000 of shares of the Company’s common stock. The Sales Agents will use commercially reasonable efforts to sell on our behalf all of the shares requested to be sold by the Company, consistent with their normal trading and sales practices, subject to the terms of the Distribution Agreement. As of the filing date of this report, we not have sold any shares of common stock under the Distribution Agreement.

If we are able to raise at least $2 million from the efforts of the Sales Agents under the Distribution Agreement, we believe we will have sufficient capital to fund operations for more than 12 months.

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

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$99	$-	$-	$-

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements including statements regarding our drug development activities, expected timing of topline data, and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include unexpected adverse events affecting our ability to sell under the Distribution Agreement including the condition of the capital markets in general and for bio pharma companies in particular, unanticipated events which adversely affect the timing and success of our regulatory filings, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 and the prospectus supplement dated July 19, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

As of June 30, 2018, the Company had a goodwill balance of $65 million. The Company’s annual impairment assessment date is November 30, 2017. The decline in the Company’s market capitalization during the quarter ended June 30, 2018 was identified as an indicator of possible impairment and resulted in the Company performing an interim assessment for goodwill impairment. The Company engaged an outside valuation firm to assist management with performing the assessment as of June 30, 2018. The results of management’s assessment were that the Company’s fair market value exceeded its book value by approximately $25 million as of June 30, 2018. As a result, the Company concluded that its goodwill was not impaired as of June 30, 2018.

Readers are encouraged to review these disclosures in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There has been no material change in our assessment of sensitivity to market risk since our presentation set forth in Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of June 30, 2018 as a result of the material weaknesses in our internal control over financial reporting described below in the “Changes in Internal Control Over Financial Reporting”.

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

Remedial Actions to Address Material Weaknesses

With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2017 and the six months ended June 30, 2018, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures which were designed and implemented by our management team.

Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. Our efforts have focused on strengthening our finance organization and designing a suite of controls with respect to our stock-based compensation related processes and financial close processes, as well as implementing procedures to determine that related party transactions are appropriately authorized, identified, and disclosed in our financial statements. Consistent with the remediation plan as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. During the year ended December 31, 2017 and the six months ended June 30, 2018 we have taken and expect to take the following remediation actions:

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the six months ended June 30, 2018, there were no material developments to our previously reported legal proceedings except the following:

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

In November 2017, Lee Pederson, a former Biozone Pharmaceuticals, Inc. lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On July 11, 2018, the United States Magistrate Judge issued a Report and Recommendation to the United States District Court Judge, that Pederson’s complaint against the Company and co-defendants, be dismissed without prejudice, for lack of personal jurisdiction. On July 16, 2018, Pederson filed an objection to the Report and Recommendation and the Company filed a response to Pederson’s Objection on July 30, 2018. There is no hearing presently scheduled for Pederson’s objections.

ITEM 1.A RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Form 10-K for the year ended December 31, 2017 and the prospectus supplement dated July 19, 2018.

Any future impairment in the carrying value of goodwill and indefinite-lived intangible assets could depress our stock price.

We have a significant amount of goodwill and indefinite-lived intangible assets for in-process research and development (“IPR&D”) on our balance sheet. Goodwill and indefinite-lived intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit or IPR&D asset exceeds its current fair value, the goodwill or IPRD&D asset is considered impaired. Events and conditions that could result in impairment in the value of our indefinite-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay development efforts, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, safety or efficacy issues that surface during development efforts, clinical outcomes for drug candidates not leading to regulatory approval, or other factors leading to reduction in expected long-term sales or profitability. We have in the past and may in the future be required to record impairment charges to write-off goodwill and IPR&D assets related to our 2014 acquisition of RFS Pharma. Our stock price could be negatively impacted should future impairments of our indefinite-lived assets or goodwill occur.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Dated: August 9, 2018	By:	/s/ Gary Wilcox
Gary Wilcox
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2018	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger	8-K	12/1/14	2.1
3.1	Certificate of Incorporation, as amended				Filed
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Form of Securities Purchase Agreement	8-K	12/1/17	10.1
10.2	Form of Convertible Note	8-K	12/1/17	10.2
10.3	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 4400 Biscayne Blvd, Suite 101, Miami, FL 33137

