Form 10-Q
period 2018-09-30
Cocrystal Pharma, Inc.
filed 2018-11-09
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

Commission file number: 001-38418

COCRYSTAL PHARMA, INC.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	35-2528215
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

19805 N. Creek Parkway
Bothell, WA	98011
(Address of Principal Executive Offices)	(Zip Code)

(786)-459-1831

(Registrant’s Telephone Number, Including Area Code)

1860 Montreal Road, Tucker GA 30084

(Former name, former address and former fiscal year, if changed since last report)

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

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

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

As of November 6, 2018, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 29,923,076.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2018

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2018	December 31, 2017
	(unaudited)
Assets
Current assets:
Cash	$4,684	$748
Restricted cash	29	29
Prepaid expenses and other current assets	278	105
Mortgage note receivable	-	1,294
Total current assets	4,991	2,176

Property and equipment, net	31	119
Deposits	49	31
In process research and development	53,905	53,905
Goodwill	65,195	65,195
Total assets	$124,171	$121,426

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$978	$837
Derivative liabilities	159	569
Total current liabilities	1,137	1,406
Long-term liabilities
Deferred rent	10	31
Convertible notes payable	-	1,007
Deferred tax liability	12,123	13,582
Total long-term liabilities	12,133	14,620

Total liabilities	13,270	16,026

Commitments and contingencies (Note 10)

Common stock, $0.001 par value; 100,000 shares authorized; 29,923 and 24,275 issued and outstanding as of September 30, 2018 and December 31, 2017, respectively (Note 4)	30	24
Additional paid-in capital	253,676	243,419
Accumulated deficit	(142,805)	(138,043)
Total stockholders’ equity	110,901	105,400

Total liabilities and stockholders’ equity	$124,171	$121,426

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017

Operating expenses
Research and development	1,467	1,393	3,464	4,718
General and administrative	952	717	3,157	1,712
Total operating expenses	2,419	2,110	6,621	6,430

Loss from operations	(2,419)	(2,110)	(6,621)	(6,430)

Other income (expense)
Interest expense	-	(2)	(55)	(1)
Gain on disposal of mortgage note receivable	-	-	106	-
Loss on disposal of property and equipment	(61)	-	(61)	-
Change in fair value of derivative liabilities	129	(148)	410	621
Total other income (expense), net	68	(150)	400	620

Loss before income taxes	(2,351)	(2,260)	(6,221)	(5,810)
Income tax benefit	483	-	1,459	-
Net loss and comprehensive loss	$(1,868)	$(2,260)	$(4,762)	$(5,810)

Net loss per common share:
Loss per share, basic	$(0.06)	$(0.09)	$(0.17)	$(0.24)
Weighted average common shares outstanding, basic	29,923	24,268	27,360	24,009

Loss per share, fully diluted	$(0.06)	$(0.09)	$(0.17)	$(0.24)
Weighted average common shares outstanding, diluted	29,923	24,268	27,360	24,009

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	capital	Deficit	Equity

Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Sale of common shares and issuance of warrants	4,435	5	7,679	-	7,684
Stock-based compensation	-	-	332	-	332
Convertible debt instruments	1,085	1	2,061	-	2,062
Exercise of common stock options	128	-	185	-	185
Net loss	-	-	-	(4,762)	(4,762)

Balance as of September 30, 2018	29,923	$30	$253,676	$(142,805)	$110,901

See accompanying notes to condensed consolidated financial statements

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2018	2017
Operating activities:
Net loss	$(4,762)	$(5,810)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	40	77
Stock-based compensation	332	409
Interest expense	55	-
Gain on mortgage note receivable	(106)	-
Loss on disposal of property and equipment	61	-
Change in deferred income tax	(1,459)	-
Change in fair value of derivative liabilities	(410)	(621)
Change in deferred rent	(21)	(14)
Changes in operating assets and liabilities:
Accounts receivable	-	21
Prepaid expenses and other current assets	(173)	277
Accounts payable and accrued expenses	141	338
Deposits	(18)	-
Net cash used in operating activities	(6,320)	(5,323)

Investing activities:
Purchase of property and equipment	(13)	(40)
Long-term deposits	-	(12)
Proceeds from mortgage note receivable	1,400	-
Net cash provided by (used in) investing activities	1,387	(52)

Financing activities:
Proceeds from issuance of common stock and warrants	7,684	3,000
Proceeds from issuance of convertible notes payable	1,000	-
Proceeds from exercise of stock options	185	80
Net cash provided by financing activities	8,869	3,080

Net increase (decrease) in cash and restricted cash	3,936	(2,295)
Cash and restricted cash, at beginning of period	777	3,640
Cash and restricted cash, at end of period	$4,713	$1,345

Non-cash financing activity:

Issuance of commons stock upon conversion of convertible notes payable	$2,062	-

Below is the reconciliation of cash and restricted cash within the statement of cash flows:
Cash	$4,684	$1,345
Restricted cash	29	-
Cash and restricted cash, at end of period	$4,713	$1,345

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

The Company’s activities since inception have consisted principally of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through September 30, 2018, the Company has primarily funded its operations through equity offerings.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. As of September 30, 2018, the Company had an accumulated deficit of $142,805. During the three and nine month period ended September 30, 2018, the Company had a loss from operations of $2,419 and $6,621, respectively. Cash used in operating activities was approximately $6,320 for the nine months ended September 30, 2018. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that any additional capital that it is able to obtain, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue to incur substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and AGP (AGP, Ladenburg and Barrington, together the “Sales Agents”), pursuant to which and at the Company’s sole discretion, may issue and sell over time and from time to time, to or through the Sales Agents, up to $10,000,000 of shares of the Company’s common stock. As of the filing date of this report, we have not sold any shares of common stock under the Distribution Agreement. Ladenburg has a “conflict of interest” within the meaning of Financial Industry Regulatory Authority (“FINRA”) Rule 5121(f)(5)(B) in this offering because Dr. Phillip Frost beneficially owns more than 10% of our common equity and more than 10% of the common equity of Ladenburg’s parent, Ladenburg Thalmann Financial Services, Inc. Dr. Frost is also a director of the Company and until September 2018 was chairman of the board of Ladenburg Thalmann Financial Services, Inc. Due to this conflict of interest, Barrington Research acted as a “qualified independent underwriter” in accordance with FINRA Rule 5121. The Sales Agents will use commercially reasonable efforts to sell on our behalf all of the shares requested to be sold by the Company, consistent with their normal trading and sales practices, subject to the terms of the Distribution Agreement.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. The Company maintains deposits in federally insured financial institutions in excess of federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risk on its cash.

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

As of September 30, 2018, the Company had a goodwill of $65,000. The Company’s last annual impairment assessment was on November 30, 2017. During the third quarter ended September 30, 2018, the Company performed quantitative assessment of the goodwill in conjunction with the quarterly review for indicators of impairment. The decline in the Company’s market capitalization during the quarter ended September 30, 2018 was identified as an indicator of possible impairment. We estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on management’s assessment, the Company’s fair market value exceeded its book value by approximately 3% as of September 30, 2018. As a result, the Company concluded that its goodwill was not impaired as of September 30, 2018.

The Company’s market capitalization has continued to decline subsequent to September 30, 2018. The Company will conduct its annual impairment assessment on November 30, 2018 to assess whether the deterioration in the Company’s market capitalization leads to the Company’s fair market value being lower than its book value resulting in a potential impairment of its goodwill in the last quarter of 2018.

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

Convertible Notes Payable

The Company accounts for convertible notes payable (when it has determined that the embedded conversion options should not be bifurcated from their host instruments) in accordance with ASC 470-20, Debt with Conversion and Other Options. Accordingly, the Company records, when necessary, discounts to convertible notes payable for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their earliest date of redemption. The Company determined that the embedded conversion options in its previously issued convertible notes payable do not meet the definition of a derivative liability.

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

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842). ASU 2016-02 impacts any entity that enters into a lease with some specified scope exceptions. This new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the statement of operations. The guidance updates and supersedes Topic 840, Leases. For public entities, ASU 2016-02 is effective for fiscal years, and interim periods with those years, beginning after December 15, 2018, and early adoption is permitted. A modified retrospective transition approach is required for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. The Company will adopt this ASU on January 1, 2019, and expects to adopt the new guidance using the transition method that allows entities to initially apply the new standard as of the date of adoption and recognize a cumulative effect adjustment to the opening balance of accumulated deficit as of that date. In addition, the Company expects to utilize the package of practical expedients that allows entities to retain the classification of lease contracts existing as of the date of the adoption. The Company is currently evaluating the potential impact of this accounting standard.

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

In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740), Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The amendments in this Update add various Securities and Exchange Commissions (“SEC”) paragraphs pursuant to the issuance of SEC Accounting Bulleting No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“Act”) (“SAB 118”). The SEC issued SAB 118 of the Act in the period of enactment. SAB 118 allows disclosure that timely determination of some or all of the income tax effects from the Act are incomplete by the due date of the financial statements and if possible provide a reasonable estimate. The Company has provided a reasonable estimate in the notes to the consolidated financial statements. See Note 9 - Income Taxes.

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

The Company categorizes its cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option-pricing model as discussed in Note 5 - Warrants.

The following table presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date as of September 30, 2018 and December 31, 2017, and their placement within the fair value hierarchy as discussed above:

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	September 30, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$4,713	$4,713	$-	$-
Total assets	$4,713	$4,713	$-	$-

Liabilities:
Warrants potentially settleable in cash	$159	$-	$-	$159
Total liabilities	$159	$-	$-	$159

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$777	$777	$-	$-
Total assets	$777	$777	$-	$-

Liabilities:
Warrants potentially settleable in cash	$569	$-	$-	$569
Total liabilities	$569	$-	$-	$569

The Company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2018 or 2017. A reconciliation of the beginning and ending Level 3 liabilities for the nine months ended September 30, 2018 and 2017 is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2018	September 30, 2017
Balance, January 1,	$569	$1,476
Change in fair value of warrants	(410)	(621)
Balance at September 30,	$159	$855

Note 3 – Convertible Notes Payable

On November 24, 2017, the Company entered into a Securities Purchase Agreement with two accredited investors, including the Company’s Chairman of the Board, pursuant to which the Company sold an aggregate principal amount of $1,000, of its 8% convertible notes (“Nov 2017 Notes”) due on November 24, 2019. At the option of the Purchaser, the Nov 2017 Notes were convertible at $8.10 per share. In the event the Company completed a financing in which the Company receives at least $10,000 in gross proceeds and issued common stock or common stock equivalents to the investor (a “Financing”) or there is a change of control of the Company (or sale of substantially all of the Company’s assets), the outstanding principal amount of the Nov 2017 Notes would automatically convert. Upon the closing of a Financing, the conversion price of the Nov 2017 Notes shall be the lesser of (i) $8.10 per share or (ii) the price per share of the securities sold in the Financing.

On January 31, 2018, the Company, entered into a Securities Purchase Agreement (the “SPA”) with OPKO Health, Inc. (the “Purchaser”), a related party, pursuant to which the Company borrowed $1,000 from the Purchaser in exchange for issuing the Purchaser an 8% Convertible Note (the “Note”) due January 31, 2020. At the option of the Purchaser, the Note was convertible at $8.10 per share. In the event the Company completed a financing in which the Company receives at least $10,000 in gross proceeds and issues common stock or common stock equivalents to the investor (a “Financing”) or there is a change of control of the Company (or sale of substantially all of the Company’s assets), the outstanding principal amount of the Note would automatically convert. Upon the closing of a Financing, the conversion price of the Note shall be the lesser of (i) $8.10 per share and (ii) the price per share of the securities sold in the Financing.

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

Although the gross proceeds in the recent public offering were $8,000, in May 2018, the Company issued a total of 1,085,105 shares of common stock upon conversion of all of the outstanding 8% convertible notes payable at $1.90 per share, which was the offering price in our recently closed public offering. The number of shares was based on the aggregate amount of the principal and accrued interest of $2,062 as of the date of the conversion. The conversion was approved by disinterested members of our Board of Directors.

Note 4 – Stockholders’ equity

The Company has authorized up to 100 million shares of common stock at September 30, 2018, $0.001 par value per share, and had 29,923,076 shares issued and outstanding as of September 30, 2018.

On August 6, 2018, the Company held its 2018 Annual Meeting of Shareholders and voted to reduce the number of shares of common stock, $0.001 par value per share, authorized from 800 million to 100 million shares.

On May 21, 2018, the Company issued a total of 1,085,105 of common stock upon conversion of all of our outstanding 8% convertible notes. See Note 3 - Convertible Notes Payable.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,000 and $7,684, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share, which the underwriter sold to the public at $1.90 per share, and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018, the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of September 30, 2018, the underwriter has no further option to purchase additional shares.

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

Shares of common stock authorized for future issuance are as follows as of September 30, 2018 (in thousands):

As of September 30, 2018
Stock options issued and outstanding	1,351
Authorized for future option grants	888
Warrants outstanding	243
Total	2,482

Note 5 – Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2018 (in thousands):

	Warrants accounted for as: Equity		Warrants accounted for as: Liabilities
	May 2018 warrants	April 2013 warrants	October 2013 Series A warrants	January 2014 warrants	Total

Outstanding, December 31, 2017	-	50	26	133	209

Warrants Issued	84	-	-	-	84
Warrants Expired	-	(50)	-	-	(50)
Warrants exercised	-	-	-	-	-
Outstanding, September 30, 2018	84	-	26	133	243
Expiration date	October 27, 2022	April 25, 2018	October 24, 2023	January 16, 2024

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of comprehensive loss as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2018:

	October 2013 warrants	January 2014 warrants

Strike price	$15.00	$15.00

Expected term (years)	5.07	5.30
Cumulative volatility %	87.95%	87.99%
Risk-free rate %	2.73%	2.74%

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

Note 6 – Stock-based compensation

The Company recorded approximately $120 and $332 of stock-based compensation related to employee stock options for the three and nine months ended September 30, 2018 and $142 and $409 for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $2,163 of unrecognized compensation cost related to outstanding options that is expected to be recognized as a component of the Company’s operating expenses over a weighted average period of 2.4 years.

As of September 30, 2018, an aggregate of 2,239,000 shares of common stock were reserved for issuance under the Company’s 2007 Equity Incentive Plan (the “Prior Plan”) and the Company’s 2015 Equity Incentive Plan (the “2015 Plan” and together with the Prior Plan, the “Plans”), including 1,351,000 shares subject to outstanding stock options granted under the Plans and 888,000 shares available for future grants under the 2015 Plan. The administrator of the Plans determines the times when an option may become exercisable at the time of grant. Vesting periods of options granted to date have not exceeded five years. The options generally will expire, unless previously exercised, no later than ten years from the grant date. The Company is using unissued shares for all shares issued for options and restricted share awards.

The following schedule presents activity in the Company’s outstanding stock options for the nine months ended September 30, 2018 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	1,656	711	$8.39	$1,640
Exercised	-	(128)	1.53	-
Granted	(925)	925	2.78	-
Cancelled	157	(157)	3.01	-
Balance at September 30, 2018	888	1,351	$5.83	$-

As of September 30, 2018, options to purchase 1,351,000 shares of common stock, with no aggregate intrinsic value, were outstanding that were fully vested or expected to vest with a weighted average remaining contractual term of 7.6 years. The aggregate intrinsic value of outstanding and exercisable options at September 30, 2018 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Markets on September 30, 2018 of $2.50 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Note 7 – Net Loss per Share

The Company accounts for and discloses net loss per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing net loss attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common shares for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants. Because the inclusion of potential common shares would be anti-dilutive for the three and nine months ended September 30, 2018, diluted net loss per common share is the same as basic net loss per common share for these two periods.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended September 30		For the nine months ended September 30
	2018	2017	2018	2017
Options to purchase common stock	1,351	21,344	1,351	21,344
Warrants to purchase common stock	243	6,275	243	6,275
Total	1,594	27,619	1,594	27,619

Note 8 - Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for $2,626 which was collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage was owned by an entity managed by Daniel Fisher, one of the founders of Biozone, the property was also under lease to MusclePharm. The mortgage note had a maturity date of August 1, 2032 and bears an interest rate of 7.24%.

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

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1,400 in exchange for the release of the aforementioned note and deed of trust.

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

In December 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the Internal revenue Code including a permanent reduction to the US corporate statutory rate from 35% to 21% effective for tax years beginning after December 31, 2017. In accordance with ASU 2018-05 and SAB 118, the Company recognized the provisional tax impacts to the re-measurement of our deferred tax assets and liabilities during the year ended December 31, 2017. As of September 30, 2018, we have not made any additional measurement-period adjustments related to these items. Such adjustments may be necessary in future periods due to, among other things, the significant complexity of the Act and anticipated actions the Company may take as a result of the Act. We are continuing to gather information and assess the application of the Act and expect to complete our analysis with the filing of our 2017 income tax returns.

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate, except for the indefinite-life deferred tax assets related to net operating losses (NOLs) that do not expire amounting to $1,459 as of September 30, 2018. The Company has recorded a net deferred tax liability of $12,123 as of September 30, 2018 and $13,582 December 31, 2017, which is related to acquired in-process research and development considered to be an indefinite-lived intangible.

The Company’s effective income benefit tax rate was 23.41% and 0.00% for the nine-months ended September 30, 2018 and September 30, 2017, respectively. The primary driver of the effective tax rate is the valuation allowance offsetting the Company’s net deferred tax assets.

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

FASB ASC Topic 740, Income Taxes (“ASC 740”), prescribes a recognition threshold and a measurement criterion for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be considered more likely than not to be sustained upon examination by taxing authorities. The Company records interest and penalties related to uncertain tax positions as a component of the provision for income taxes. As of September 30, 2018 and December 31, 2017, the Company had no gross unrecognized tax benefits.

The Company currently files income tax returns in the United States federal and various state jurisdictions. The Company is not currently under examination in any jurisdiction.

Note 10 – Commitments and Contingencies

Commitments

Cocrystal Pharma has an exclusive license from Emory University for use of certain inventions and technology related to inhibitors of hepatitis C virus that were jointly developed by Emory and Cocrystal Pharma employees. The License Agreement is dated March 7, 2013 wherein Emory agrees to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that is based on technology disclosed within three (3) years of March 7, 2013. The agreement includes payments due to Emory ranging from $40 to $500 based on successful achievement of certain drug development milestones. Additionally, Cocrystal may have royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25 and increase to $400 in year five upon product commercialization. One of Cocrystal’s Directors, Dr. Raymond Schinazi, is also a faculty member at Emory University.

In the ordinary course of business, the Company enters into non-cancelable operating leases for its facilities, including related party leases. See Note 11 - Transactions with Related Parties. The future minimum lease payments under non-cancelable operating leases as of September 30, 2018 are as follows:

	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$199	$434	$358	$61

Litigations

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

In November 2017, Lee Pederson (Pederson), a former Biozone Pharmaceuticals, Inc. lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On July 11, 2018, the United States Magistrate Judge issued a Report and Recommendation to the United States (US) District Court Judge, that Pederson’s complaint against the Company and co-defendants, be dismissed without prejudice, for lack of personal jurisdiction. On July 16, 2018, Pederson filed an objection to the Report and Recommendation and the Company filed a response to Pederson’s Objection on July 30, 2018. On September 13, 2018, the US District Court Judge granted the Company and co-defendant’s motion to dismiss Pederson’s amended complaint. Subsequent to September 30, 2018, Pederson has filed a notice of appeal with the US Court of Appeals for the Eight Circuit on October 11, 2018. Management believes that this complaint is without merit and will be dismissed without monetary damages.

On September 20, 2018, Anthony Pepe, individually and on behalf of a class, filed with the U.S. District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. Pepe also alleges violation of other sections of the Exchange Act by the defendants named in the complaint other than the Company. Pepe seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. Management cannot assess the potential impact of this complaint as of the reporting date.

Note 11 - Transactions with Related Parties

Since November 2014, the Company has leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Raymond Schinazi. Currently, this facility is being leased on a month-to-month basis. On an annualized basis, rent expense for this location would be approximately $44. The total rent expense was $22 and $133 for the three and nine months ended September 30, 2018 and $51 and $162 for the three and nine months ended 2017, respectively.

In September 2018, the Company leased administrative offices from a limited liability company owned by one of Cocrystal’s directors and principal shareholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense for this location would be approximately $47. The total rent expense was $4 and $4 for the three and nine months ended September 30, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal is a biotechnology company working to develop novel medicines for use in the treatment of human viral diseases. Cocrystal has developed a proprietary structure-based drug design technology platform and antiviral nucleoside chemistry to create first-in-class and best-in-class antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of diseases caused by hepatitis C virus, influenza virus and norovirus. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

Highlights

During the last nine months, the Company focused its research and development efforts primarily in three areas:

●

Hepatitis C. Our Hepatitis C Virus (“HCV”) Non-Nucleoside Polymerase Inhibitor CC-31244, is a potential best-in-class pan-genotypic inhibitor of NS5B polymerase for the treatment of hepatitis C infection. It has the potential to be an important component in an all-oral ultra-short HCV combination therapy. In a Phase 1a and Phase 1b clinical trial CC-31244 showed an acceptable safety profile in both healthy volunteers and HCV-infected patients. There were no serious adverse events or discontinuations due to adverse events. The mean HCV viral load reduction was 3 logs at 48 hours and a sustained post-treatment antiviral effect after seven days of treatment. The Company filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) on February 28, 2018 and received notice from the FDA on March 29, 2018 that its IND was now open and the Company was cleared to initiate its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals.

On June 28, 2018, the Company announced the commencement of enrollment and initiation of patient dosing in its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals. We expect to receive topline data this year. The Phase 2a open-label study is designed to evaluate the safety, tolerability and preliminary efficacy of CC-31244 in combination with Epclusa, an approved HCV drug. Patients are treated with CC-31244 and Epclusa for two weeks and then Epclusa alone for an additional four weeks. The Company is in partnership discussions for further clinical development of CC-31244.

On September 20, 2018, the Company announced it completed patient enrollment.

●	Influenza. We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We are currently conducting additional preclinical IND enabling studies and plan to initiate a Phase 1 study during 2019. In addition, novel inhibitors effective against both strains A and B have been identified and are in the preclinical stage. Several of these have potencies approaching single digit nanomolar. Cocrystal is comparing them with its influenza A inhibitor, CC-42344 and will determine which program(s) to take forward based on data obtained in Q4 2018. The Company is considering both oral, intravenous and inhaled routes of delivery. The Company is in partnership discussions for our influenza program.

●	Norovirus Infections. We continue to identify and develop non-nucleoside polymerase inhibitors using the Company’s proprietary structure-based drug design technology platform.

Results of Operations for the Three and Nine Months Ended September 30, 2018 compared to the Three and Nine Months Ended September 30, 2017

Research and Development Expense

Research and development expense consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were approximately $1,467,000 for the three months ended September 30, 2018, compared with $1,393,000 for the three months ended September 30, 2017. The increase of $74,000, or 5.3%, was due to the timing of Phase 2a clinical trials costs in 2018.

Total research and development expenses for the nine months ended September 30, 2018 were $3,464,000, compared with $4,718,000 for the nine months ended September 30, 2017. The decrease of $1,254,000 or 26.6%, was the result of reduced cost and timing of clinical trials activity.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $952,000 for the three months ended September 30, 2018, compared with $717,000 for the three months ended September 30, 2017. The increase of $235,000 was primarily due to professional fees associated with our annual meeting and continued listing requirements.

General and administrative expenses were approximately $3,157,000 for the nine months ended September 30, 2018, compared with $1,712,000 for the nine months ended September 30, 2017. The increase of $1,445,000 was primarily due to lower 2017 expense that resulted from reductions which included an $896,000 insurance reimbursement of prior legal costs and a $132,000 non-cash reversal of stock compensation expense related to unvested options for executives that left the Company.

Interest Income/(Expense)

Interest expense was $0.00 and $55,000 for the three months and nine months ended September 30, 2018, respectively. Interest expense was $2,000 and $1,000 for the three and nine months ended September 30, 2017, respectively. The interest amounts represent interest incurred on convertible notes (see Note 3) which were converted to common stock in May 2018. Interest income was negligible for the three and nine months ended September 30, 2018 and 2017. The key objectives of our investment policy are to preserve principal and ensure sufficient liquidity, so our invested cash may not earn as high a level of income as longer-term or higher risk securities, which generally have less liquidity and more volatility.

Other Income/(Expense)

Change in the fair value of derivative liabilities for the three months ended September 30, 2018 was $129,000 compared to ($148,000) for the three months ended September 30, 2017. Change in fair value of derivative liabilities for the nine months ended September 30, 2018 was $410,000 compared to $621,000 for the nine months ended September 30, 2017. In accordance with United States generally accepted accounting principles, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods.

The Company also recognized a gain of $106,000 on the disposal of its mortgage note during the nine months ended September 30, 2018. The Company resolved all outstanding claims and disputes with 580 Garcia Properties, LLC. In exchange, the Company received $1,400,000 on February 9, 2018 from a third party. At December 31, 2017, the mortgage note receivable balance was $1,294,000 resulting in the aforementioned gain.

Income Taxes

For the three and nine months ended September 30, 2018, we recognized an income tax benefit of $483,000 and $1,459,000, respectively. No income tax benefit or expense was recognized for the three and nine-months ended September 30, 2017.

As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate, except for the indefinite-life deferred tax assets related to net operating losses (NOLs) that do not expire amounting to $1,459,000 as of September 30, 2018. The Company has recorded a net deferred tax liability of $12,123,000 as of September 30, 2018 and $13,582,000 December 31, 2017, which is related to acquired in-process research and development considered to be an indefinite-lived intangible.

Net Loss

As a result of the above factors, for the three and nine months ended September 30, 2018, we had a net loss of approximately $1,868,000 and $4,762,000 compared to a net loss of approximately $2,260,000 and $5,810,000 for the same periods in 2017.

Liquidity and Capital Resources

Net cash used in operating activities was approximately $6,320,000 for the nine months ended September 30, 2018 compared to $5,323,000 for the same period in 2017.

Net cash provided by investing activities was $1,387,000 for the nine months ended September 30, 2018 compared to $52,000 net cash used by investing activities for the same period in 2017. For the nine months ended September 30, 2018, net cash provided by investing activities primarily consists of the proceeds from the sale of the mortgage note asset for 1,400,000. For the nine months ended September 30, 2017, net cash used for investing activities consist primarily of capital spending of $40,000 and payment of a long-term deposit of $12,000.

For the nine months ended September 30, 2018, cash provided by financing activities totaled $8,869,000. Our 2018 financing activities included $7,681,000 net proceeds from the issuance of common stock and warrants, $1,000,000 in proceeds from the issuance of convertible notes and $185,000 in proceeds from the exercise of stock options. Net cash provided by financing activities for the nine months ended September 30, 2017 amounted to approximately $3,000,000 in proceeds from issuance of common stock and $80,000 in proceeds from the exercise of stock options.

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

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8 million and $7.7 million, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018 the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of September 30, 2018, the underwriter has no further option to purchase additional shares.

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and AGP (AGP, Ladenburg and Barrington, together the “Sales Agents”), pursuant to which and at the Company’s sole discretion, may issue and sell over time and from time to time, to or through the Sales Agents, up to $10,000,000 of shares of the Company’s common stock. As of the filing date of this report, we have not sold any shares of common stock under the Distribution Agreement. Ladenburg has a “conflict of interest” within the meaning of Financial Industry Regulatory Authority (“FINRA”) Rule 5121(f)(5)(B) in this offering because Dr. Phillip Frost beneficially owns more than 10% of our common equity and more than 10% of the common equity of Ladenburg’s parent, Ladenburg Thalmann Financial Services, Inc. Dr. Frost is also a director of the Company and until September 2018 was chairman of the board of Ladenburg Thalmann Financial Services, Inc. Due to this conflict of interest, Barrington Research acted as a “qualified independent underwriter” in accordance with FINRA Rule 5121. The Sales Agents will use commercially reasonable efforts to sell on our behalf all of the shares requested to be sold by the Company, consistent with their normal trading and sales practices, subject to the terms of the Distribution Agreement.

As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. The Company does not have sufficient capital to meet its working capital needs for the next 12 months. Management intends to fund future operations through additional private or public equity offering and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be very dilutive to existing shareholders.

Tabular Disclosure of Contractual Obligations

Contractual Obligations ($ in thousands)	Payments due by period
	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$199	$434	$358	$61

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the focus and future progress of our drug development activities, expected timing of topline data, and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include unexpected adverse events affecting our ability to sell common stock under the Distribution Agreement or raise capital in another way, the condition of the capital markets in general and for bio pharma companies in particular, unanticipated events which adversely affect the timing and success of our regulatory filings, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2017 and the prospectus supplement dated July 19, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2017, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

As of September 30, 2018, the Company had a goodwill of $65,000,000. The Company’s last annual impairment assessment was on November 30, 2017. During the quarter ended September 30, 2018, the Company performed quantitative assessment of the goodwill in conjunction with the quarterly review for indicators of impairment. The decline in the Company’s market capitalization during the quarter was identified as an indicator of possible impairment. We estimated the fair value of the reporting unit by weighting results from the market approach and the income approach. Significant assumptions inherent in the valuation methodologies for goodwill are employed and include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry. Based on management’s assessment, the Company’s fair market value exceeded its book value as of September 30, 2018. As a result, the Company concluded that its goodwill was not impaired as of September 30, 2018.

The Company’s market capitalization has continued to decline subsequent to September 30, 2018. The Company will conduct its annual impairment assessment on November 30, 2018 to assess whether the deterioration in the Company’s market capitalization leads to the Company’s fair market value being lower than its book value resulting in a potential impairment of its goodwill in the last quarter of 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2018. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, management concluded that our disclosure controls and procedures were not effective as of September 30, 2018 as a result of the material weaknesses in our internal control over financial reporting described below in the “Changes in Internal Control Over Financial Reporting”.

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

Remedial Actions to Address Material Weaknesses

With the oversight of senior management and our audit committee, we took additional measures to remediate the underlying causes of the material weaknesses. During the year ended December 31, 2017 and the nine months ended September 30, 2018, we worked with a third-party consultant to assist our management team in addressing the underlying cause of the material weaknesses primarily through the documentation of improved processes and documented procedures which were designed and implemented by our management team.

Management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weakness are remediated such that these controls will operate effectively. Our efforts have focused on strengthening our finance organization and designing a suite of controls with respect to our stock-based compensation related processes and financial close processes, as well as implementing procedures to determine that related party transactions are appropriately authorized, identified, and disclosed in our financial statements. The activities listed above are consistent with the remediation plan as reported in Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2017. During the year ended December 31, 2017 and the nine months ended September 30, 2018, we have taken and expect to take the following remediation actions:

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

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weaknesses identified in 2017. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed in November 2018.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the three months ended September 30, 2018, there were no material developments to our previously reported legal proceedings except the following:

In November 2017, Lee Pederson (Pederson), a former Biozone Pharmaceuticals, Inc. lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On July 11, 2018, the United States Magistrate Judge issued a Report and Recommendation to the United States (US) District Court Judge, that Pederson’s complaint against the Company and co-defendants, be dismissed without prejudice, for lack of personal jurisdiction. On July 16, 2018, Pederson filed an objection to the Report and Recommendation and the Company filed a response to Pederson’s Objection on July 30, 2018. On September 13, 2018, the US District Court Judge granted the Company and co-defendant’s motion to dismiss Pederson’s amended complaint. Subsequent to September 30, 2018, Pederson has filed a notice of appeal with the US Court of Appeals for the Eight Circuit on October 11, 2018. Management believes that this complaint is without merit and will be dismissed without monetary damages.

On September 20, 2018, Anthony Pepe, individually and on behalf of a class, filed with the U.S. District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. Pepe also alleges violation of other sections of the Exchange Act by the defendants named in the complaint other than the Company. Pepe seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. Management cannot assess the potential impact of this complaint as of the reporting date.

ITEM 1.A RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable

ITEM 5. OTHER INFORMATION

On September 1, 2018, the Company relocated its accounting and finance offices from 1860 Montreal Road, Tucker, Georgia to 4400 Biscayne Blvd., Miami, Florida. In connection with the relocation, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense is approximately $47,000.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Dated: November 9, 2018	By:	/s/ Gary Wilcox
Gary Wilcox
Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2018	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger	8-K	12/1/14	2.1
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Form of Securities Purchase Agreement	8-K	12/1/17	10.1
10.2	Form of Convertible Note	8-K	12/1/17	10.2
10.3	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

