Form 10-K
period 2018-12-31
Cocrystal Pharma, Inc.
filed 2019-04-01
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018

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

Registrant’s telephone number, including area code: (786) 459-1831

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2018, was approximately $53,814,000.

The number of shares outstanding of the registrant’s common stock, as of March 29, 2019, was approximately 31,620,646 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and early clinical stage antiviral compounds for unmet medical needs including influenza, Hepatitis C virus (“HCV”), and norovirus infections.

The Company operates in one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential replication function of various viruses. One of our goals is to decrease the duration of HCV therapy by advancing drug candidates targeting the HCV RNA-dependent RNA polymerase enzyme. Additional goals include treating human and avian (bird) influenza virus and norovirus infections by discovering and developing drug candidates targeting the viral replication complex. To discover and design these inhibitors, we use a proprietary platform comprising computation, medicinal chemistry, X-ray crystallography, and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that cause undesirable clinical side effects. This approach requires an extensive knowledge of viruses and drug targets to carry out. In addition, knowledge and experience in the fields of structural biology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist and recipient of the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on those parts of the enzymes to which drugs bind and on drug-enzyme interactions at the atomic level. Additionally, we have developed proprietary targeted in-house chemical libraries of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

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

(6)	Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad-spectrum activity; and

(7)	Platforms for rapid identification of antiviral enzyme inhibitors showing broad-spectrum antiviral capability.

We have applied these techniques to develop antiviral inhibitors of three important viruses: HCV, influenza, and norovirus.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class broad-spectrum antiviral drugs with high-barrier-to-drug resistance. An ideal product for an antiviral therapy would have at least the following characteristics:

(1)	Fast onset of action and/or shortened therapeutic time;

(2)	Good safety and tolerability profile;

(3)	Effective against all viral subtypes that cause disease;

(4)	High barrier to viral resistance; and

(5)	Ease of administration, for example, a pill.

Even at the discovery stage of drug development, we select compounds with these factors in mind. Furthermore, our technology is capable of delivering therapies that satisfy all of these key factors, as detailed below.

In order to improve patient care and penetrate the HCV marketplace, drugs are needed with faster onset of viral load reduction resulting in shorter treatment time. Current and known future influenza treatments shorten symptoms by only about 24 hours.

Norovirus spreads readily among the affected and is in need of a fast-acting therapeutic intervention. During the discovery and development phases we focus on this important clinical variable.

Safety and tolerability: All drugs have side effects, also referred to as adverse effects. These usually result from a drug’s ability to bind to human molecules (usually proteins). When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects. Our inhibitors target viral replication enzymes, which are generally unique to viruses. Because the targets are viral, not human, minimal adverse effects are possible. During the discovery phase, we evaluate candidate compounds for potential cross-reactivity with human replication enzymes and attempt to eliminate those compounds that are cross-reactive with humans.

Broadly effective against major strains responsible for a viral disease: For any given viral disease, there are different strains of viruses that cause the disease. For example, there are six major strains of the virus known to cause HCV. These strains are termed “genotypes.” Each HCV genotype is common in some parts of the world and rare in others. Also, there are three types of influenza viruses, A, B, and C. Influenza A and B viruses are significant human respiratory pathogens that cause seasonal flu. Influenza A viruses can also cause an influenza pandemic. Influenza C is a subtype of the influenza virus that tends to cause only mild illness, and is not responsible for seasonal or pandemic infections. Our goal is to design and develop drug candidates that will be effective on the broadest possible range of viruses causing the disease.

Many antiviral drugs available today are effective only against certain strains of viruses and less effective or not effective at all against other strains. To address this problem, we are developing drug candidates that specifically target viral proteins involved in viral replication. Despite the various strains of virus that may exist, these replication enzymes are essentially identical (highly conserved) among all strains of a given virus. By targeting these conserved replication enzymes, our antiviral compounds are designed and tested to be effective against major virus strains. Replication enzymes are generally conserved not only among subtypes of a given virus but also among many different viruses, creating an opportunity for the development of broad-spectrum antiviral drugs.

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

The Company’s focus on viral replication proteins can overcome the obstacle of viral resistance. We identify and target critical components of viral replication proteins that are essential for function, therefore, sensitive to change. A mutation in these critical components is likely to inactivate the replication protein and, in turn, render the virus incapable of replicating. Because such mutations cannot propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ. We test the effectiveness of our compounds against potential viral mutations and select compounds with the highest barrier to resistance.

Ease of administration: We select compounds for development that can be administered orally, preferably once daily in pill-form.

Research and Development Update

During the year ended December 31, 2018 and to date in 2019, the Company focused its research and development efforts primarily in three areas:

Hepatitis C

CC-31244, our HCV Non-Nucleoside Polymerase Inhibitor (“NNI”), is a potential best-in-class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV infection. It has the potential to be an important component in an all-oral ultra-short HCV combination therapy. The Company filed an Investigational New Drug (“IND”) application with the U.S. Food and Drug Administration (“FDA”) on February 28, 2018 and received notice from the FDA on March 29, 2018 that its IND was now open and the Company was cleared to initiate its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals.

In June 2018, the Company began enrollment in and initiation of patient dosing in its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals and completed the enrollment in September 2018. The Phase 2a open-label study was designed to evaluate the safety, tolerability and preliminary efficacy of CC-31244 in combination with Epclusa, an approved HCV drug. Patients are treated with CC-31244 and Epclusa for two weeks and then Epclusa alone for an additional four weeks.

On January 22, 2019 the Company announced safety and preliminary efficacy data for the Phase 2a study. All subjects had completed the six-week treatment regimen. The treatment was well tolerated with no study discontinuations due to adverse events. Eight of 12 subjects achieved the primary efficacy endpoint of sustained virologic response at 12 weeks after completion of treatment (SVR12). SVR12 is defined as undetectable virus in blood 12 weeks after completion of treatment and is considered a virologic cure. The trial is ongoing at the Institute of Human Virology, University of Maryland School of Medicine and final study results are expected in the second quarter of 2019.

In addition, in October 2018, the Company signed a Clinical Trial Agreement for an investigator-initiated study with the Humanity & Health Research Centre in Hong Kong, China. Under the Clinical Trial Agreement, the Phase 2a study of CC-31244 for the treatment of HCV, which is expected to commence during the first half of 2019, will be sponsored and conducted by the Humanity & Health Research Centre in Hong Kong under the guidance of Dr. George Lau, MBBS (HKU), M.D. (HKU), FRCP (Edin, Lond), FHKAM (Med), FHKCP, FAASLD, Chairman of Humanity and Health Medical Centre, Hong Kong. The Company has agreed to provide CC-31244 to be used in the Phase 2a study.

In December 2018, the Company voluntarily terminated a license agreement with Emory University covering the patents and patent applications for HCV inhibitors, which are not essential to our HCV program. See “Item I - Business – Collaborations – Emory University Collaboration” for further information.

The Company is in partnership discussions for further clinical development of CC-31244.

Influenza

We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We are currently conducting additional preclinical IND enabling studies and plan to initiate a Phase 1 study during 2020.

In addition, novel inhibitors effective against both strains A and B have been identified and are in the preclinical stage. Several of these have potencies approaching single digit nanomolar. On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. See “Item 1 – Business – Collaborations – Merck Collaboration” for more information.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase inhibitors using the Company’s proprietary structure-based drug design technology platform.

Therapeutic Targets

Hepatitis C: A large competitive market with opportunity for shorter treatment regimens.

HCV is a highly competitive and changing market. Currently, the standard treatment varies with the genotype of the HCV infection. Prior to late 2013, treatment included peginterferon alpha and ribavirin, along with a protease inhibitor (either telaprevir, boceprevir, or simeprevir). In late 2013, sofosbuvir, a drug belonging to a new class of drugs called “nucleoside analogs” or “Nucs,” was approved to treat HCV. In patients infected with HCV genotype 1 (the most common HCV genotype in the US), sofosbuvir was administered in combination with peginterferon alpha and ribavirin. In patients with HCV genotypes 2 and 3, however, sofosbuvir could be effectively administered in combination with ribavirin, without the need for peginterferon alpha. Since 2014, several new combinations of direct-acting antiviral agents (“DAAs”) have been approved for the treatment of HCV infection. These include Harvoni (sofosbuvir/ledipasvir) 12 weeks of treatment, Viekira Pak (ombitasvir/paritaprevir/ritonavir, dasabuvir) 12 weeks of treatment, Epclusa (sofosbuvir/velpatasvir) 12 weeks of treatment, Zepatier (elbasvir/grazoprevir) 12 weeks of treatment and Mavyret (glecaprevir/pibrentasvir) 8 weeks of treatment. We believe the next improvements in HCV treatment will be ultra-short treatments of four to six weeks, the goal of our program.

We anticipate a significant global HCV market opportunity that will persist through at least 2036, given the large prevalence of HCV infection worldwide. The 2017 World Health Organization Global Hepatitis Report estimates that 71 million people worldwide have chronic HCV infections.

We are targeting the NS5B polymerase with an NNI, which could be developed as part of an all-oral, pan-genotypic combination regimen. Our focus is on developing what is now called ultrashort treatment regimens from 4 to 6 weeks in length. Such a combination treatment CC-31244 with different classes of approved DAAs has the potential to change the paradigm of treatment for HCV with a shorter duration of treatment. Combination strategies with approved drugs could allow us to expand CC-31244 into the HCV antiviral therapeutic area globally and could lead to a high and fast cure rate, to improved compliance, and to reduced treatment duration. To our knowledge no competing company has yet developed a short HCV treatment of less than 8 weeks with a high (>95%) sustained virologic response (SVR) at week 12.

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company is presently conducting a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. Patient enrollment has been completed in the Phase 2b. See “Item 1 – Business – Research and Development Update – Hepatitis C” for more information.

The Company is progressing clinically while seeking a partner for further clinical development of CC-31244.

Influenza: A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused primarily by influenza A or B virus. The Centers for Disease Control and Prevention (the “CDC”) estimates that influenza was linked to approximately 79,000 deaths and 960,000 hospitalizations in the United States during the 2017-2018 flu season. According to the report published by BCC Research in May 2018, the worldwide market for antiviral drugs to treat influenza was valued at approximately $5.6 billion in 2017 and is expected to grow to $6.5 billion by 2022.

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

In addition, the Company has several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of the influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu-resistant strains, and has favorable pharmacokinetic profile. Antiviral product candidates that are competitors for the Company’s influenza programs are, VX-787, being developed by Janssen, and S-033188, being developed by Shionogi/Roche. S-033188 was approved as Xofluza in Japan on February 23, 2018, and in US as Baloxavir Marboxil (trade name Xofluza®) on October 24, 2018. See “Item 1 – Business – Research and Development Update – Influenza” for more information.

Norovirus: A worldwide public health problem responsible for close to 90% of epidemic, non-bacterial outbreaks of gastroenteritis around the world.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis including nausea, vomiting, stomach pain and diarrhea. Other symptoms include fatigue, fever and dehydration. Noroviruses are a major cause of gastrointestinal illness in closed and crowded environments, having become notorious for their common occurrence in hospitals, nursing homes, child care facilities, and cruise ships. In the United States alone, noroviruses are the most common cause of acute gastroenteritis, and are estimated to cause 20 million illnesses each year and contribute to 70,000 hospitalizations and 800 deaths. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. A few companies, including Chimerix, are developing antiviral treatments for this disease and three candidate vaccines are currently in early stages of clinical testing by GlaxoSmithKline, Ligocyte and Takeda Pharmaceuticals.

By targeting viral replication enzymes, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market. The Company is developing inhibitors of the RNA-dependent RNA polymerase of norovirus. Similar to the HCV polymerases, this enzyme is essential to viral replication and is highly conserved between all noroviral genogroups. Therefore, an inhibitor of this enzyme might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase crystals, and have identified promising NNIs. We are implementing the platform and approaches that have proven successful in our other antiviral programs.

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

Our patent portfolio consisted of patents and pending applications in the areas primarily related to the treatment of HCV, Influenza A, and Influenza B.

In our NS5B NNI program, our patent portfolio consists of three related families, including two granted U.S. patents and two pending U.S. patent applications. Counterpart applications in one family are filed in various countries and regions around the world.

In our influenza A program, our patent portfolio consists of two related families, including three pending U.S. provisional applications and pending applications in Patent Cooperation Treaty countries and Taiwan. In our influenza A/B program two pending U.S. provisional applications have been filed.

In our NS3 program for HepC, we have one issued U.S. patent, an allowed European application, and three pending foreign applications in Canada, China, and Japan.

Collaborations

Merck Collaboration

On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck to discover and develop certain proprietary influenza A/B antiviral agents.

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales.

See “Item 1A. Risk Factors - If our research collaboration with Merck is terminated or is otherwise unsuccessful, including failure to reach milestones, we could lose the research program funding, and would not receive milestone payments or royalties, which could materially and adversely affect our business, our ability to successfully develop and commercialize influenza A/B product candidates and our future financial condition” for the discussion of termination provisions of the Collaboration Agreement.

Emory University Collaboration

On December 6, 2018, we notified Emory University (“Emory”) of the termination of our License Agreement with Emory, dated March 7, 2013 (the “License Agreement”). The License Agreement covered patents and patent applications for HCV inhibitors, which we no longer consider essential to our HCV program. As part of our HCV program, we continue to focus our efforts on CC-31244, our HCV NNI. See “Item 1 – Business ‒ Research and Development Update ‒ Hepatitis C.” The Company had the right to terminate the License Agreement at its sole discretion upon 90 days’ prior written notice and upon payment of all amounts due Emory under the License Agreement through the date of termination. As of the date of this Annual Report on Form 10-K, the License Agreement has been terminated, no amounts were due under the License Agreement and none will be owed in the future.

National Institute of Health

Cocrystal has two Public Health Biological Materials License Agreements with the National Institute of Health. The original license agreements were dated August 31, 2010 and amended on November 6, 2013. The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We know of several companies that have marketed or are developing products for the treatment of HCV or influenza, including Gilead Sciences, Inc. (“Gilead”), Merck & Co., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co., Shionogi/Roche and Abbvie, Inc. In particular, Gilead and Abbvie dominate the market for HCV with an estimated combined market share greater than 85%. Their products are widely considered effective. Many of the companies developing products for the other viral diseases that are of interest to us have substantially greater financial resources, expertise and capabilities than we do.

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

Employees

As of April 1, 2019, we employed 10 full-time employees. Of these full-time employees, eight are engaged in research and development activities. In addition, we have contracts with Clinical Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”) and consultants to provide chemistry, toxicology, preclinical, clinical, regulatory work on our programs.

Corporate History

The Company was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. (“Biozone”). On January 2, 2014, Biozone sold substantially all of its assets to MusclePharm Corporation, and, on the same day, merged with Cocrystal Discovery, Inc. (“Discovery”) in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Discovery’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

On November 25, 2014, a subsidiary of the Company and affiliated entities completed a series of merger transactions. As a result, a subsidiary of the Company merged with RFS Pharma, LLC, a Georgia limited liability company (RFS Pharma”).

Available Information

Our corporate website is www.cocrystalpharma.com. We make available on our website under “Investors – SEC Filings” access to our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements on Schedule 14A and amendments to those materials filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), free of charge.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have never generated revenue from product sales and expect that due to the regulatory constraints on a drug development company with products in the pre-clinical and early clinical stages, we may never generate revenue from product sales and may continue to incur significant losses for the foreseeable future.

We are a pre-clinical and early stage clinical, biopharmaceutical discovery and development company. From inception until 2016, our operations were limited to organizing and staffing the Company, acquiring and developing intellectual property rights, developing our technology platform, undertaking basic research on viral replication enzyme targets and conducting preclinical studies for our initial programs. We currently have only one product candidate in a Phase 2a clinical trial. Because of the need to complete clinical trials, establish safety and efficacy and obtaining regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least five years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

To date, we have devoted the majority of our financial resources to research and development. We have financed our operations primarily through the sale of equity securities and entering into research collaborations. The results of our operations will depend, in part, on the rate of future expenditures and our ability to obtain funding through equity or debt financings, strategic alliances or grants. We anticipate our expenses will increase substantially if and as we continue our research and clinical and preclinical development of our product candidates. We anticipate that if we continue to undertake clinical studies our expenses will increase even further.

We have lost $187 million from inception through December 31, 2018 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have lost $187 million from inception through December 31, 2018, expect losses to continue, and have never generated revenue from product sales. It is likely that we will need to raise money again in the future. We cannot assure you that we will ever generate income from operations or have positive cash flow from operations.

Our ability to continue as a going concern is in doubt.

We anticipate that we will continue to lose money for the foreseeable future. Based on cash on hand as of March 29, 2019 of approximately $8,700,000, the Company may not have the capital to finance its operations, including any unforeseen expenses such as higher than anticipated legal costs and uninsured catastrophe, for the next 12 months. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2018, the Company recorded a net loss of approximately $49,048,000 and used approximately $8,290,000 of cash in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to continue as a going concern, our stockholders will likely lose all of their investment in the Company.

Because we have yet to generate any revenue from product sales on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our future prospects and the risk of success or failure of our business.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products for many years, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	entering into collaborations with large pharmaceutical on biotechnology companies, similar to our recently announced Collaboration Agreement with Merck;

●	completing our research and preclinical development of pharmaceutical product candidates;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

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

Because early stage drug development requires major capital investment, as we continue to incur operating losses, we will need to raise additional capital or form strategic partnerships to support our research and development activities in the future.

We are still in the early stages of development of our product candidates and have no products approved for commercial sale. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. We currently have one hepatitis C product candidate in an investigator-sponsored Phase 2a clinical trial and have secured funding of the research and development of influenza A/B product candidates under our Collaboration Agreement with Merck. See “Item 1 – Business – Collaborations – Merck Collaboration.” However, in order to conduct trials for our other product candidates, we will need to raise additional capital to support our operations or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

In securing additional financing, such additional fundraising efforts may divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we cannot raise additional capital when required or on acceptable terms, we may be required to:

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

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or may render the Company unable to continue operations.

Because, we are unable to rely on certain exemptions from registration under the federal securities laws, as the result of a “disqualifying event” involving a director of the Company, it could materially and adversely affect our ability to obtain future financing.

On January 10, 2019, Dr. Frost, one of our directors, was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933, future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder, and participating in penny stock offerings with certain exceptions. So long as Dr. Frost is a director, the Company will be unable to rely on certain exemptions from registration including the exemptions under Regulation A and Rule 506 promulgated under the Securities Act absent a waiver issued by the Securities and Exchange Commission (the “SEC”). We have not applied for a waiver, and even if we do, the SEC may choose not to grant us a waiver. While there is a statutory exemption for private placements under Section 4(a)(2) of the Securities Act, the absence of the Rule 506 safe harbor under Regulation D could adversely affect our ability to raise necessary financing in the future on terms favorable to us, or at all.

SEC regulations limit the amount of funds we may raise during any 12-month period pursuant to our shelf registration Statement on Form S-3.

Under General Instruction I.B.6 to Form S-3 (the “Baby Shelf Rule”), the amount of funds we can raise through primary public offerings of securities in any 12-month period using our registration statement on Form S-3 is limited to one-third of the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company. As of March 29, 2019, our public float was approximately $45 million, based on 16,406,468 shares of outstanding common stock held by non-affiliates and a price of $2.73 per share, which was the last reported sale price of our common stock on The Nasdaq Capital Market on March 29, 2019. We therefore are limited by the Baby Shelf Rule as of the filing of this Annual Report on Form 10-K, until such time as our public float exceeds $75 million. If we are required to file a new registration statement on another form, we may incur additional costs and be subject to delays due to review by the SEC Staff. Further, if there is another government shutdown affecting the SEC, any delays could adversely affect our ability to raise capital in a registered public offering.

RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES

We will depend substantially on Merck for the successful research, development and commercialization of our influenza A/B product candidates.

In January 2019, we entered into the Collaboration Agreement with Merck to research, develop, and commercialize certain proprietary influenza A/B antiviral agents. See “Item 1 – Business – Collaborations – Merck Collaboration” for more information on the Collaboration Agreement. The success of this collaborative alliance will depend substantially on the efforts and activities of Merck. Pursuant to the Collaboration Agreement, in case the joint research committee overseeing the research program cannot reach an agreement, the ultimate decision-making authority is vested in Merck as to most matters. Furthermore, Merck will be solely responsible for the development and commercialization of any products derived from the collaboration.

In addition, during the term of the research program and for a period of 12 months following the expiration or termination of the research program under the Collaboration Agreement, we have agreed to work exclusively with Merck on the research and development of influenza A/B antiviral agents. During the term of the Collaboration Agreement, we will be unable to conduct, or enable third parties to conduct, research, development and commercialization activities related to such agents. These restrictions may impair our ability to pursue research, development and commercialization opportunities that we would otherwise deem to be beneficial to our business.

If our research collaboration with Merck is terminated or is otherwise unsuccessful, including failure to reach milestones, we could lose the research program funding, and would not receive milestone payments or royalties, which could materially and adversely affect our business, our ability to successfully develop and commercialize influenza A/B product candidates and our future financial condition.

Pursuant to the terms of the Collaboration Agreement, Merck agreed to, among other things, (i) fund the research and development collaboration, including clinical development and commercialization; (ii) make certain milestone payments up to a total of $156 million, including payments associated with the successful product development and attainment of certain U.S. and EU regulatory approvals for the developed products and sales volume; and (iii) pay royalties on net sales of the products.

Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause. Furthermore, research collaborations, including the Collaboration Agreement, may turn out to be unsuccessful and are subject to certain risks, including the following risks:

●	disagreements with Merck resulting in delays or termination of the research, development or commercialization of product candidates, or litigation;

●	change the focus by Merck of its development and commercialization efforts;

●	failure by Merck to commit sufficient resources to the testing, marketing, distribution or development of product candidates; and

●	development by Merck of alternative products either on its own or in collaboration with others, or conflicts of interest or changes in business strategy or other business issues, which could adversely affect its willingness or ability to fulfill their obligations to us.

If our collaboration with Merck is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we may lose the research program funding, and would not receive the milestone payments or royalties under the Collaboration Agreement.

Further, pursuant to the Collaboration Agreement Merck will only be obligated to make many of the milestone payments if our influenza A/B product receives required regulatory approvals, is commercialized and net sales exceed the thresholds set forth in the Collaboration Agreement. Achieving the milestones may be difficult and time-consuming. If some or all of these goals are not achieved, we may not receive some or all of the milestone payments under the Collaboration Agreement.

Any of the foregoing could have a material adverse effect on our business, our ability to successfully develop and commercialize influenza A/B product candidates and our future financial condition.

If we form strategic alliances which are unsuccessful or are terminated, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

In addition to the Collaboration Agreement with Merck, we are likely to use third-party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain of our product candidates. These strategic alliances will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

●	a partner may shift its priorities and resources away from our programs due to a change in business strategies, or a merger, acquisition, sale or downsizing of its company or business unit;

●	a partner may cease development in therapeutic areas which are the subject of our strategic alliances;

●	a partner may change the success criteria for a program or product candidate delaying or ceasing development of such program or candidate;

●	a significant delay in initiation of certain development activities by a partner could also delay payment of milestones tied to such activities, impacting our ability to fund our own activities;

●	a partner could develop a product that competes, either directly or indirectly, with an alliance product;

●	a partner with commercialization obligations may not commit sufficient financial or human resources to the marketing, distribution or sale of a product;

●	a partner with manufacturing responsibilities may encounter regulatory, resource or quality issues and be unable to meet demand requirements;

●	a partner may exercise its rights under the agreement to terminate a strategic alliance, including termination without cause;

●	a dispute may arise between us and a partner concerning the research, development or commercialization of a program or product candidate resulting in a delay in milestones, royalty payments or termination of a program and possibly resulting in costly litigation or arbitration which may divert management attention and resources; and

●	a partner may use our proprietary information or intellectual property to invite litigation from a third-party or fail to maintain or prosecute intellectual property rights possibly jeopardizing our rights in such property.

Termination of a strategic alliance may require us to seek out and establish alternative strategic alliances with third-party partners. This may not be possible, including due to restrictions under the terms of our existing collaborations, or we may not be able to do so on terms acceptable to us. See “Item 1A – Risk Factors ‒ We will depend substantially on Merck for the successful research, development and commercialization of our influenza A/B product candidates.” If we fail to establish alternative strategic alliances with third-party partners on terms acceptable to us, or at all, we may be required to limit the size or scope of one or more of our programs or decrease our expenditures and seek additional funding by other means. Such events would likely have a material adverse effect on our results of operations and financial condition.

We expect to rely on third parties to conduct some or all aspects of our compound formulation, research and preclinical testing, and those third parties may not perform satisfactorily.

We do not expect to independently conduct most and certainly not all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing and on third-party Clinical Research Organizations (“CROs”) to conduct clinical trials.

If these third parties terminate their engagements, we will need to enter into alternative arrangements which would delay our product development activities. Our reliance on these third parties for research and development activities will reduce our control over these activities but will not relieve us of our responsibilities. If in the future, we elect to develop and commercialize any product candidates on our own, we will remain responsible for ensuring that each of our IND-enabling preclinical studies and clinical trials are conducted under the respective study plans and trial protocols.

If these third parties do not successfully carry out their contractual duties, meet expected deadlines or conduct our studies under regulatory requirements or our stated study plans and protocols, we will not be able to complete, or may experience delays in completing, the necessary clinical trials and preclinical studies to enable us or our partners to select viable product candidates for IND submissions and will not be able to, or may be delayed in our efforts to, successfully develop and commercialize such product candidates.

Because we intend to rely on third-party manufacturers to produce our preclinical and clinical supplies, and commercial supplies of any approved product candidates, we will subject to a variety of risks.

Reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured the product candidates ourselves, including:

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

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

We rely and expect to continue to rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner, it may harm our business.

We rely and expect to continue to rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we have agreements governing the activities of such CROs and clinical trial sites, we or our partners will have limited influence over their actual performance. Nevertheless, we or our partners will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol, and that all legal, regulatory and scientific standards are met. Our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

Further, our focus on the Company’s technology for developing drugs, as opposed to relying entirely on more standard technologies for drug development, increases the risks associated with the ownership of our stock. If we are unsuccessful in developing any product candidates using the Company’s technology, we may be required to change the scope and direction of our product development activities. We may not successfully identify and implement an alternative product development strategy and may as a result cease operations.

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

Our long-term success and generation of revenue will depend upon the successful development of new products from our research and development activities, including those licensed or acquired from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. The process for obtaining regulatory approval to market a product like our hepatitis C or influenza products is expensive, takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues would be adversely affected if we are delayed or unable to successfully develop our products.

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

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our partners must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

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

Our product development costs will also increase if we experience delays in testing or in obtaining marketing approvals. We do not know whether any clinical trials will begin as planned, will need to be restructured or will be completed on schedule, if at all. Significant clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do, which would impair our ability to successfully commercialize our product candidates and may harm our business and results of operations. Any inability to successfully complete preclinical and clinical development, whether independently or with our partners, could cause additional costs to us or impair our ability to generate revenues from our product candidates, including product sales, milestone payments, profit sharing or royalties.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or serious adverse events (SAEs”), that may be observed during clinical trials of our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval. If AEs or SAEs are observed in any clinical trials of our product candidates, including those our partners may develop under alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

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

Even if we obtain regulatory approval in the United States or elsewhere, the applicable regulators may still impose significant restrictions on the indicated uses or marketing of our product candidates, or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The following discussion is based on United States law. Similar types of regulatory provision apply outside of the United States.

The holder of an approved New Drug Application (“NDA”), must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws, and are subject to FDA review.

Drug product manufacturers and their facilities are subject to payment of user fees and continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current Good Manufacturing Practices (“cGMP”), and adherence to commitments made in the NDA. If we or a regulatory agency discover previously unknown problems with a product such as AEs or SAEs of unanticipated severity or frequency, or problems with the facility where the product is manufactured, a regulatory agency may impose restrictions on that product or the manufacturing facility, including requiring recall or withdrawal of the product from the market or suspension of manufacturing.

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

Because third parties without our knowledge may be developing competitive products, we may later learn that competitive products are superior which may cause to terminate our research efforts of one or more product candidates.

We face potential completion from companies, particularly privately-held companies and foreign companies that may be developing competitive products that are superior to one or more of our product candidates. If in the future we learn of the existence of one or more competitive products we may be required to:

●	cease our development efforts for a product candidate;

●	cause a partner to terminate its support of a product candidate; or

●	cause a potential partner to terminate discussions about a potential license.

Any of these events may occur after we have spent substantial sums in connection with the clinical research of one or more product candidates.

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

Our clinical trials will involve people, and we and third parties with whom we contract also do research using animals. Governmental authorities could, for public health or other purposes, limit the use of human or animal research or prohibit the use of our technology. In addition, animal rights activists could protest or make threats against our facilities, which may cause property damage and delay our research. Ethical and other concerns about our methods, such as our use of human subjects in clinical trials or our use of animal testing, could adversely affect our market acceptance.

We have limited experience in conducting and managing the preclinical development activities and clinical trials necessary to obtain approvals for marketing our product candidates, including approval by the FDA.

Our efforts to develop our product candidates are at an early stage. To date, with one exception, we have not entered a compound into human clinical trials. We may be unable to progress our other product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us.

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

If the patent applications we hold or have in-licensed regarding our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize products. Patents may not issue and issued patents may be found invalid and unenforceable or challenged by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to invent a patent application related to a product candidate. In certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. Once the patent life has expired for a product, we may be open to competition from generic medications. Further, if we encounter delays in regulatory approvals, the time during which we could market a product candidate under patent protection could be reduced.

Besides the protection afforded by patents, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of our employees agrees to assign their inventions to us through an employee inventions agreement. In addition, as a general practice, our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program to release clinical study reports summarizing clinical trial data. However, with only one company having disclosed information as part of the pilot program to date, the FDA in response to concerns expressed by the academic community may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis, including information we may consider to be trade secrets or other proprietary information.

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

Third-party intellectual property infringement claims may prevent or delay our development and commercialization efforts.

Our commercial success depends in part on our avoiding infringement on the patents and proprietary rights of third parties. There is substantial litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, and reexaminations and other post-grant proceedings before the U.S. Patent and Trademark Office, and corresponding foreign patent offices. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our partners are pursuing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties.

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our product candidates may infringe. Third parties may obtain patents in the future and claim that use of our technologies infringes on these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, involves substantial litigation expense and would be a substantial diversion of our management’s attention from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

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

Competitors may infringe our patents or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

Interference proceedings provoked by third parties or brought by us may be necessary to determine the priority of inventions regarding our patents or patent applications or those of our partners or licensors. An unfavorable outcome could require us to cease using the related technology or to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may cause us to incur substantial costs and distract the attention of our management and other employees. We may not be able to prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States.

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

With the exception of one product candidate, all of our programs are in a preclinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

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

Assuming one or more product candidates achieve regulatory approval and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

●	demonstration of clinical safety and efficacy compared to other products;

●	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

●	the prevalence and severity of any AEs or SAEs;

●	limitations or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness;

●	the effectiveness of our or any collaborators’ sales and marketing strategies;

●	our ability to obtain hospital formulary approval; and

●	our ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

If our current product candidates are approved, we expect sales to generate substantially all of our product revenues for the foreseeable future, and as such, the failure of these products to find market acceptance would harm our business.

If insurance and/or government coverage and adequate reimbursement are not available for our product candidates, it could impair our ability to achieve and maintain profitability.

Market acceptance and sales of any product candidates we develop will depend on coverage and reimbursement policies of third-party payors. Government authorities and third-party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Coverage and adequate reimbursement may not be available for some or all of our product candidates. As patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. Thus, the availability of adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance.

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process, and no uniform policy of coverage and reimbursement for products exists among third-party payors in the United States. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptable. If reimbursement is not available, or is available at limited levels, we may not be able to successfully commercialize product candidates we develop.

Pricing pressures on our drug candidates, including as the result of proposed legislative changes, may negatively impact our future results of operations.

There have been numerous legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell products profitably. For example, in May 2018, the Trump administration issued a plan to lower drug prices, including among other things the disclosure of list prices in television ads, increasing negotiated discounts in Medicare, banning pharmacy gag clauses, adopting real-time prescription benefit tools, and boosting low-cost generic and biosimilar competition. In January 2019, the Trump administration proposed a rule to lower prescription drug prices and out-of-pocket costs by banning rebates on prescription drugs paid by manufacturers to pharmacy benefit managers, Part D plans and Medicaid managed care organizations to increase the use and sales of their products.

Further, in February 2019, President Trump expressed concern that prescription drug prices in Canada are approximately 50% of prescription drug prices in the United States. At the same time, all of the current Democratic Presidential candidates are advocating for a Medicare-for-all approach. While expanding Medicare would increase the demand for prescription drugs, there is a likelihood that Medicare will be required to negotiate drug prices, which could adversely affect our future prospects.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. These proposed measures could reduce the ultimate demand for our products, once approved, or put pressure on our product pricing. The availability of generic treatments may also substantially increase pricing pressures on, and reduce reimbursement for, our future products. The potential application of user fees to generic drug products may expedite approval of additional generic drug treatments. We expect to experience additional pricing pressures in connection with sale of any of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues from product sales.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, we may not be able to generate sufficient product revenue and may not become profitable. We will be competing with many companies that have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third-party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

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

We depend on principal members of our executive and research teams; the loss of whose services may adversely impact the achievement of our objectives. We are highly dependent on our Chairman of the Board and Chief Executive Officer, Dr. Gary Wilcox, and our President, Dr. Sam Lee. We do not carry “key-man” life insurance on any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of April 1, 2019, we have 10 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

Any relationships with customers and third-party payors may be subject, directly or indirectly, to federal and state healthcare fraud and abuse laws, false claims laws and health information privacy and security laws. If we are unable to comply, or have not fully complied, with such laws, we could face criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

If we obtain FDA approval for any of our product candidates and commercialize those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. We may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created new federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information; and

●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Business interruptions resulting from natural disasters and adverse weather events could cause delays in research and development of our product candidates.

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida. We are vulnerable to natural disasters such as earthquakes and tornados as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations.

If our information technology systems are compromised, the information we store and process, including our intellectual property, could be accessed, publicly disclosed, lost or stolen, which could harm our business, relationships with strategic partners and future results of operations.

Companies are increasingly suffering damage from attacks by hackers. In the ordinary course of business, we store sensitive information, such as our intellectual property, including trade secrets and results of our clinical and preclinical research, and that of our suppliers and business partners, on a central server, and such information is transmitted via email correspondence. The secure maintenance and processing of this information is critical to our research and development activities and future operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our information technology systems and the information stored there could be accessed by third parties, publicly disclosed, lost or stolen. Any such access, disclosure, misappropriation or other loss of information could result in disruption of our operations, including our existing and future research collaborations, and damage our reputation, which in its turn could harm our business and future results of operations.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

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

Although our workers’ compensation insurance may cover us for costs and expenses, we may incur additional costs due to injuries to our employees resulting from the use of hazardous materials or other work-related injuries, and this insurance may not provide adequate coverage against other potential liabilities. We may incur substantial costs to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may cause substantial fines, penalties or other sanctions.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	our announcements concerning the initiation and results of clinical trials;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	litigation involving us, our current or former officers and directors, our stockholders, our industry, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth in any of our significant markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Any future impairment in the carrying value of goodwill and in-process research and development assets could depress our stock price.

Historically, we had a significant amount of goodwill and indefinite-lived intangible assets for in-process research and development (“IPR&D”) on our balance sheet. Goodwill and indefinite-lived intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit or IPR&D asset exceeds its current fair value, the goodwill or IPR&D asset is considered impaired. Events and conditions that could result in impairment in the value of our indefinite-lived assets and goodwill include, but are not limited to, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay development efforts, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, safety or efficacy issues that surface during development efforts, or preclinical and clinical outcomes that reduce the probability for technical and regulatory success of our product candidates.

We have incurred impairment charges of approximately $131,061,000 from our IPR&D prior to and as of December 31, 2017; refer to “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies and Estimates – Business Combinations and Intangible Assets.” As of December 31, 2018, we incurred an additional $53,905,000 in non-cash impairment charges which was a full write-off of the remaining IPR&D and we no longer have an IPR&D asset.

We may in the future be required to record impairment charges to write-off goodwill which is also related to our merger with RFS Pharma in 2014. Our stock price could be negatively impacted should future impairments of our goodwill occur.

At December 31, 2018 and 2017, the Company had goodwill of $65,195,000 and determined the fair value of its reporting unit, measured by the Company’s Nasdaq market capitalization and an income approach analysis, exceeded the carrying value at December 31, 2018; therefore, management did not consider goodwill to be impaired.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over our actions requiring stockholder approval.

As of March 28, 2019, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 48% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.

Dr. Raymond Schinazi, our former Board Chairman, and Dr. Philip Frost, a director and certain other stockholders entered into a Stockholders Rights Agreement in November 2014 when we acquired another company headed by Dr. Schinazi. This Agreement gives each of Dr. Schinazi and Dr. Frost (and certain other stockholders) the right to designate three directors to a seven-person board of directors and together agree upon the seventh designee. In addition, our principal stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

Under our Equity Incentive Plans, our management may grant stock options and other equity-based awards to our employees, directors and consultants. Approximately 2,467,000 million shares of common stock are available for future grant.

We are currently involved in a class action lawsuit, a related derivative action, and other litigation, and may in the future be involved in other legal proceedings, which may be expensive and time consuming to defend, and, if resolved adversely, could harm our business and financial condition.

We and certain current and former executive officers and directors of the Company are currently defendants in a class action lawsuit filed with the U.S. District Court for the District of New Jersey alleging violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and a related derivative action lawsuit filed with the U.S. District Court for the Western District of Washington, and may become involved in additional legal proceedings in the future. See “Item 3 – Legal Proceedings” for more information. Similar allegations are also asserted in a lawsuit filed with the U.S. District Court for the District of Minnesota by a former Biozone Pharmaceuticals, Inc. lawyer, and currently on appeal with the U.S. Court of Appeals for the Eighth Circuit. These proceedings can be time consuming, divert management’s attention and resources and cause us to incur significant expenses. While we believe we have insurance coverage for the class action suit and the derivative action, our insurance carrier has initially declined to cover the lawsuits. While we are seeking to reverse this decision, even if we can do so the amount of insurance may be insufficient. Furthermore, because litigation is inherently unpredictable, the results of any such actions may have a material adverse effect on our business, and financial condition, and cause our stock price to decrease.

Failure to meet the continued listing requirements of The Nasdaq Capital Market, could result in delisting of our common stock, which in its turn would negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock trades on The Nasdaq Capital Market (“Nasdaq”). Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. If we fail to meet these continued listing requirements, Nasdaq may take steps to delist our common stock. If our common stock is delisted from The Nasdaq Capital Market, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●	a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a limited ability to issue additional securities or obtain additional financing in the future.

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

Because our common stock is not actively traded, purchasers of our stock may incur difficulty in selling their shares at or above the price they paid for them, or at all.

Our average daily trading volume on The Nasdaq Capital Market has been approximately 35,400 shares of common stock for the 60 trading days prior to March 28, 2019. An active market for our common stock may never develop, or if it does, it may not be sustained. Accordingly, investors may experience difficulty is selling their shares of common stock at or above the price they paid for them, or at all.

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

Future sales of our common stock could cause the market price for our common stock to decline, even if our business is performing well.

As of March 28, 2019, we had approximately 31,620,646 million shares of common stock outstanding, approximately 15 million of which are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by affiliates, are subject to additional restrictions as described below.

In general, Rule 144 provides that any person who is not an affiliate of the Company and has not been an affiliate for 90 days, and who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

Our largest stockholder, Dr. Raymond Schinazi, who beneficially owned 32% of our common stock as of March 29, 2019, resigned as our Board Chairman effective February 1, 2019. However, a Stockholder Rights Agreement he signed in 2014, in which another principal shareholder is a party, requires that we continue to treat him as an affiliate.

The shares of common stock outstanding which are held by affiliates of the Company are subject to additional restrictions. An affiliate may sell after a six-month holding period with the following restrictions:

(i)	we are current in our filings;

(ii)	certain manner of sale provisions; and

(iii)	filing of Form 144.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales will occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.

We may issue preferred stock which could make it more difficult for a third-party to acquire us and could depress our stock price.

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

We continue to have material weaknesses in our internal control over financial reporting. If we are unable to remediate these, or if we experience additional material weaknesses in the future or otherwise fail to maintain effective internal controls, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect investor confidence in us and could negatively impact our ability to raise capital.

Our management has concluded that, as of December 31, 2018, our internal control over financial reporting was not effective. Management has identified two material weaknesses in our internal control over financial reporting related to the following:

(i)	management’s failure to maintain an effective financial reporting process to ensure there were timely and documented reviews over completeness and accuracy of information included in the financial statements; and

(ii)	management’s failure to design and maintain controls over management’s review of technical accounting matters and account reconciliations.

See “Part II – Item 9A – Controls and Procedures” for more information. Although we have developed and are implementing a plan to remediate these material weaknesses, and expect to focus on remediating these material weaknesses in 2019, we may not be able to remediate all or any of them in the near future. Furthermore, additional material weaknesses in our internal control over financial reporting may be identified in the future. Material weaknesses identified by management could result in a material misstatement in our annual or interim financial statements that would not be prevented or detected. If we are unable to remediate the identified material weaknesses or implement required new or improved controls, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC could be adversely affected. The occurrence of or failure to remediate the material weaknesses may adversely affect investor confidence in us and could negatively impact our ability to raise capital.

Recently the SEC sued four public companies alleging in part that they had violated Section 13(b) of the Exchange Act resulting from their failure to remediate material weaknesses in their internal control over financial reporting over an extensive period of time. Three of these companies had remediated their material weaknesses at the time the lawsuits were filed. Since we acquired Cocrystal Discovery, Inc., our principal subsidiary, in January 2014, we have identified and disclosed material weaknesses in internal control over financial reporting beginning with the year ended December 31, 2014 and have since made significant progress in remediating them. As of December 31, 2018, we had two material weaknesses, both of which had previously been identified as of December 31, 2017 and have not been remediated. See “Part II – Item 9a Controls and Procedures” for more information. If the SEC Staff investigates us and following that investigation a lawsuit is filed alleging that we had not remediated our material weaknesses for a number of consecutive annual reporting periods, we will face the following risks:

●	It will divert our management’s attention from our core business of drug development;

●	We will incur substantial legal fees in connection with both the investigation and the lawsuit if it is filed;

●	If we are sued, we may be required to pay a civil monetary penalty in addition to other remedies the SEC or a court may impose;

●	Any public disclosure may cause investors to sell our stock which may result in a material decline in our stock price that will cause investors to lose money; and

●	Our existing stockholders will experience more dilution as we are required to raise capital at a lower price per share.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We have operating facilities in Bothell, Washington and Miami, Florida.

We lease approximately 9,400 square feet of office and laboratory space in Bothell, Washington. In June 2018, we signed an amendment to the Bothell, Washington lease agreement to extend the term through January 2024.

On September 1, 2018, the Company relocated its accounting and finance offices from Tucker, Georgia to Miami, Florida, where it leases a total of 1,280 square feet of office space. In connection with the relocation, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. The lease term is three years with an optional three-year extension. Following the relocation, the Company closed down its office in Tucker, Georgia and terminated the respective month-to-month lease agreement with the limited liability company owned by our former Chairman and a principal stockholder, Dr. Raymond Schinazi.

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

On September 20, 2018, Anthony Pepe, individually and on behalf of a class, filed with the United States District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. Pepe also alleges violation of other sections of the Exchange Act by the defendants named in the complaint other than the Company. Pepe seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs.

On January 16, 2019, Ms. Susan Church, a stockholder of the Company, filed with the United States District Court for the Western District of Washington a derivative suit against certain current and former executive officers and directors of the Company alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the rules governing proxy solicitation. Church seeks, among other things, money damages, disgorgement of profits from alleged wrongful conduct, including cash bonuses, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs.

On September 7, 2018, the SEC filed with the United States District Court for the Southern District of New York a complaint against Dr. Philip Frost, a director and principal stockholder of the Company, a trust Dr. Frost controls and OPKO Health, Inc., a stockholder of the Company, of which Dr. Frost is the Chief Executive Officer, as well as other defendants named therein. On January 10, 2019, the District Court entered final judgments against these defendants on their consent without admitting or denying the allegations set forth in the complaint. Dr. Frost was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933, future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder, and participating in penny stock offerings subject to certain exceptions.

November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. Subsequent to September 30, 2018, Pederson has filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit on October 11, 2018.

While the Company intends to defend itself vigorously from the claims in the aforementioned disputes, it is unable to predict the outcome of these legal proceedings. Any potential loss as a result of these legal proceedings cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for any of the aforementioned claims.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “COCP” since March 12, 2018. Prior to March 12, 2018, our common stock was quoted on OTCQB under the same symbol “COCP”. As of March 28, 2019, there were approximately 425 holders of record of our common stock.

The last reported sales price of our Common stock on Nasdaq on March 28, 2019 was $2.72 per share.

Dividend Policy

We have not declared nor paid any cash dividend on our common stock, and we currently intend to retain future earnings, if any, to finance the expansion of our business, and we do not expect to pay any cash dividends in the foreseeable future. The decision whether to pay cash dividends on our common stock will be made by our board of directors, in their discretion, and will depend on our financial condition, results of operations, capital requirements and other factors that our board of directors considers significant. Our ability to pay cash dividends is governed by applicable provisions of Delaware law.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report.

Unregistered sales of equity securities

All unregistered sales of our equity securities during the period covered by this Annual Report on Form 10-K have been previously reported.

Item 6. Selected Financial Data

As a smaller reporting company as defined in Rule 12b-2 of the Exchange Act, we are not required to include information otherwise required by this item.

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

During fiscal year ended December 31, 2018, the following key aspects of our business advanced:

●	We signed exclusive license and collaboration agreement with Merck and Co., Inc. to discover and develop certain proprietary influenza A/B antiviral agents.
●	We secured a total of $17 million gross proceeds over the past 12 months; $4 million from upfront payment from Merck and $13 million gross proceeds from common-stock only financings.
●	We reported encouraging safety and preliminary efficacy data for its U.S. Phase 2a study evaluating CC-31244 for the ultra-short treatment of HCV infected individuals showing no drug-drug interactions and substantial efficacy. The data obtained from this trial used 2 weeks of CC-31244 in combination with Epclusa followed by 4 weeks of Epclusa alone.
●	We signed Clinical Trial Agreement for investigator-initiated Phase 2a study in Hong Kong of CC-31244 in a novel combination therapy for ultra-short treatment of HepC.

●	We received FDA clearance to initiate Phase 2a clinical study evaluating CC-31244 for the treatment HepC virus.
●	We presented preclinical characterization data of CC-42344 at the 6th ISIRV-AVG Conference demonstrating excellent antiviral activity against influenza A strains and favorable pharmacokinetic and safety profile.
●	We successfully completed up-listing on the Nasdaq Capital Market.

Results of Operations

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. Accordingly, we had no revenue for the years ended December 31, 2018 or 2017. For the year ended December 31, 2018, we had a net loss of $49,048,000 compared to a net loss of $613,000 for 2017. This net loss for the year was due to losses from ongoing operations, offset by income tax benefits. The 2018 loss was significantly higher due to an impairment charge of $53,905,000 on our IPR&D asset offset by a $13,582,000 deferred tax benefit associated with the impairment charge incurred. Our operating loss for the year ended December 31, 2018 was $62,924,000 compared to an operating loss of $8,262,000 in 2017. The operating loss for 2018 included the impairment charge of $53,905,000 on our IPR&D asset noted above. Other income was $294,000 for the year ended December 31, 2018, which is primarily due to a $306,000 gain on the fair value of derivative liabilities. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants decreases during a period, which occurred during the year ended December 31, 2018, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense. This other income or expense is non-cash. We believe investors should focus on our operating loss rather than net income or loss for the periods presented.

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our 8 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our pre-clinical development activities. Also included in research and development expense for the year ended December 31, 2018 is an impairment charge related to our in-process research and development (IPR&D) intangible asset in the amount of $53,905,000, which were acquired through our November 2014 merger with RFS Pharma. We decided to move forward our HCV program solely with CC-31244 compound and abandoned the compounds associated with the IPR&D intangible asset, which were licensed to RFS Pharma by Emory.

Total research and development expenses were $58,572,000 for the year ended December 31, 2018, compared with $5,822,000 for the year ended December 31, 2017. This increase of $52,750,000 is primarily the result of recognizing an impairment loss on IPR&D of $53,905,000 in 2018. Excluding the impact of the IPR&D impairment charge, research and development expenses were $4,667,000, and therefore decreased $1,155,000, for the year ended December 31, 2018. This year over year decrease in research and development expenditures was primarily due to decreased employee compensation costs after closing our Tucker, Georgia lab facility in the fourth quarter of 2017. We expect research and development expenses to decrease in 2019 with the completion of the Phase 2a study in the United States.

Additionally, the planned Hong Kong study research costs will be paid by the investigator and there is limited research remaining from our 2018 United States Phase 2a trial.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $4,352,000 for the year ended December 31, 2018, compared with $2,440,000 for the year ended December 31, 2017. This increase of $1,912,000 was primarily due to an $896,000 insurance reimbursement received by the Company in 2017 for legal costs and a $132,000 non-cash reversal of stock compensation expense related to unvested options for executives that are no longer with the Company which decreased expenses during the year ended December 31, 2017. The Company also had increases in expenses during the year ended December 31, 2018 including approximately $141,000 in accounting fees related to SEC filings and $556,000 in legal costs associated with both litigation and collaboration matters, as well as listing the Company on Nasdaq Capital Market.

In the ordinary course of business, the Company entered into non-cancelable related party leases for its facilities and convertible debt (see Note 15 – Transactions with Related Parties in the following Consolidated Financial Statements).

Interest Income/Expense

Interest income (expense) was ($58,000) for the year ended December 31, 2018, compared to ($7,000) for the year ended December 31, 2017. The interest expense in 2017 and 2018 is primarily a result of the convertible promissory notes we entered into in November 2017 which were all converted to common stock in May 2018.

Other Income/Expense

Other income, net, was $294,000 for the year ended December 31, 2018 compared with $769,000 for the year ended December 31, 2017. Other income, net for the year ended December 31, 2018 and 2017 primarily consisted of gains of $306,000 and $907,000, respectively, recognized from decreases in the fair value of our derivative liabilities as our stock price decreased.

Income Taxes

For the year ended December 31, 2018, we recorded an income tax benefit of 13,582,000 resulting from reduction of our deferred tax liability primarily stemming from the impairment loss recorded for the Company’s in-process research and development. For the year ended December 31, 2017, we recorded an income tax benefit of $6,880,000 primarily as a result of reduction of our deferred tax liability which was caused by recent tax law changes lowering the corporate tax rate to 21%.

Liquidity and Capital Resources

For the year ended December 31, 2018, net cash used in operating activities was $8,290,000, compared to net cash used in operating activities of $6,903,000 for 2017. The increase in cash used in operating activities in 2018 as compared to 2017 was attributable to increased spending in research and development activities for the HCV Phase 2a clinical trials. In 2018, net cash provided by investing activities netted to $1,372,000, which consisted of receipts related to our mortgage note offset by capital expenditures for lab equipment, software, and computers for the relocated Miami office. For 2017, our net cash used in investing activities consisted of $40,000 in capital expenditures primarily for lab equipment for our R&D facilities. For the year ended December 31, 2018, net cash provided by financing activities was $8,893,000, compared to net cash provided by financing activities of $4,080,000 for 2017. Net cash generated by financing activities in 2018 and 2017 was the result of issuing convertible notes payable, exercises of stock options, and additional issuances of common stock, including our 2018 follow-on offering.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the previously disclosed Equity Distribution Agreement, dated July 19, 2018 (the “Distribution Agreement”) by and among the Company, Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and Alliance Global Partners (“AGP”). Previously, on December 14, 2018, the Company received notice from Ladenburg regarding the termination of its engagement as a sales agent under the Distribution Agreement. On March 20, 2019, the Company terminated Barrington’s engagement as a sales agent under the Distribution Agreement, effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP.

Based on cash on hand as of March 29, 2019 of approximately $8,700,000, the Company may not have the capital to finance its operations including any unforeseen expenses such as higher than anticipated legal costs and uninsured catastrophe to the Company operations for the next 12 months.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2018, the Company recorded a net loss of approximately $49,048,000 and used approximately $8,290,000 of cash in operating activities. The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable.

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

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding the expected timing of release of Phase 2a HCV study results, the commencement of our Phase 2a HCV study in Hong Kong, the expected timing of initiation of our Phase 1 influenza study, our collaboration with Merck pursuant to the Collaboration Agreement, and our liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include continued collaboration with Merck, the availability of products manufactured by third parties, and the ability of clinical research organizations to recruit subjects, favorable results of planned research and, if successful, clinical trials, and receipt of regulatory approvals. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2018, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Business Combinations and Intangible Assets

In connection with our acquisition of RFS Pharma in November 2014, we acquired a substantial amount of intellectual property. We have accounted for the intellectual property acquired as an in-process research and development (IPR&D) asset and have determined that asset to have an indefinite life based on the stage of development of the research projects of RFS Pharma at the date of acquisition. This intangible asset, which we recorded at its estimated fair value of $184,966,000 as of the acquisition date, will continue to have an indefinite life until the associated research and development activities are complete, at which point a determination of the asset’s useful life will be made. Prior to completion of these research and development activities, the intangible asset will be subject to annual impairment tests, or more frequent tests in the event of any impairment indicators occurring. These impairment tests require significant judgment regarding the status of the research activities, the potential for future revenues to be derived from any products that may result from those activities, and other factors.

The Company conducts its annual impairment test related to the in-process research and development asset as of November 30 each year. The initial valuation recorded in November 2014 at the time of the RFS Pharma acquisition represented the fair value of the acquired hepatitis C program acquired from RFS Pharma. We perform our impairment test using the income approach (also known as the discounted cash flow (“DCF”) method, which utilizes the present value of future cash flows to estimate fair value). The future cash flows for our hepatitis C assets are projected based upon our estimates of future revenues, operating income and other factors (such as working capital and capital expenditures). We take into account market conditions for hepatitis C therapies, anticipated new competitive therapies and anticipated market prices of our potential future products as we model future cash flows.

Late in 2015, the Company received reports from ongoing pre-clinical studies that indicated higher than acceptable toxicity related to its hepatitis C lead molecule, CC-1845. As a result, in 2015 we lowered our forecasts of future cash flows, which caused a reduction in value of our hepatitis C assets and which led to an impairment charge recorded in the amount of $38,665,000 in 2015 related to our IPR&D asset.

In November 2016, due to industry reports forecasting patient volume decreasing and the average price of treatment trending downward, as well as due to increased competition in the hepatitis C market, and partially the result of further data defining the scientific and commercial potential of Company HCV compounds, we further lowered our forecasted cash flows, which resulted in an impairment of our IPR&D asset in the amount of $92,396,000 in 2016. In late 2018, the Company concluded that given the success of CC-31244 in clinical trials, the Hepatitis C program would move forward solely with CC-31244 without any of the compounds acquired from RFS Pharma. As part of this decision, the Company abandoned all remaining in process research and development intangible assets recognized by the Company and thereafter, we executed our right to terminate the license with Emory on December 6, 2018 (see Note 11 – Licenses and Collaborations). This resulted in a $53,905,000 impairment in 2018.

We also recorded $65,195,000 of goodwill in the RFS Pharma acquisition that is subject to impairment testing. This goodwill primarily represents the amount initially recorded as a deferred tax liability in the RFS Pharma acquisition, which was required as the goodwill recorded for book purposes is not tax deductible based on the structure of the acquisition. Future impairment tests of goodwill will also require substantial judgment and estimates. We completed our annual goodwill impairment tests as of November 30, 2018 and 2017, and determined that there was no impairment of goodwill in any period.

Income Taxes

In 2017, our deferred tax liability declined by $6,880,000 due to the impact of recent changes in the tax laws which, among other things, lowered the corporate tax rate to 21%. The remeasurement of our deferred tax liability generated an income tax benefit of $6,880,000. In addition to lowering the corporate tax rate for years beginning January 1, 2018, the new tax laws allow for net operating loss carryforwards (“NOL”) to be carried forward indefinitely for losses incurred beginning in 2018, subject to a limitation on the amount that can be used to offset income generated in a given year. Given the change in tax laws, we considered whether the reversal of taxable temporary differences related to the indefinite lived intangible assets may be used as a source of future taxable income in assessing the realizability of deferred tax assets that upon reversal would give rise to NOLs that do not expire, which resulted in an additional tax benefit of approximately $6,880,000 in 2017.

In 2018, there was no additional impact to our income taxes due to the tax law changes which were measured in 2017 and noted above. The primary driver of 2018 tax benefits recognized was due to the write off of indefinite lived IPR&D intangible assets. We recorded an income tax benefit of $13,582,000 and eliminated the deferred tax liability in our consolidated balance sheet as of December 31, 2018. Further, the federal net operating loss generated in 2018 of $8,829,000 will carry forward indefinitely and be available to offset up to 80% of future taxable income. We continue to recognize a full valuation allowance against our net federal and state deferred tax assets at December 31, 2018 as the Company has generated cumulative losses since inception. To the extent the Company starts generating pre-tax book income and/or has other circumstances that would result in the utilization of our net deferred tax assets, our determination regarding the valuation allowance may also change.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements

The consolidated financial statements of Cocrystal Pharma, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Our management, with the participation of our interim Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, management concluded that our disclosure controls and procedures were not effective as of December 31, 2018 as a result of the material weaknesses in our internal control over financial reporting described below in the “Management’s Annual Report on Internal Controls over Financial Reporting.”.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”).

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

During the year ended December 31, 2017, management identified certain material weaknesses related to (i) ineffective preparation and review of manual account reconciliations and (ii) an ineffective financial reporting process with respect to preparation of financial statements in accordance with U.S. GAAP. During the fourth quarter of 2018, management concluded that the previously identified material weaknesses were not remediated as of December 31, 2018, primarily due to the timing of the turnover in our accounting team and the effect of such timing on the transition of responsibilities related to the execution of control activities during the fourth quarter of 2018.

During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, our management concluded that our Company has the following material weaknesses in internal control over financial reporting as of December 31, 2018:

Risk Assessment and Control Activities - Management’s Review and Supervision of the Financial Reporting Process

We did not maintain an effective financial reporting process to prepare and present our financial statements in accordance with accounting principles generally accepted in the United States of America. Specifically, the process lacked detailed reviews over the completeness and accuracy of information included in the financial statements. This control deficiency resulted in the reasonable possibility that a material misstatement in the consolidated financial statements would not be prevented or detected on a timely basis.

Control Activities – Management’s Review over Technical Accounting Matters and Account Reconciliations

Our design and maintenance of controls in the period end financial reporting process over management’s analysis and review of technical accounting matters and account reconciliations (including goodwill, capital leases, warrants, stock options and convertible debt), were ineffective. This material weakness could result in a material misstatement to the Company’s annual or interim financial statements that would not be prevented or detected.

As a result of the material weaknesses noted above, we completed additional procedures prior to filing this Annual Report on Form 10-K for the year ended December 31, 2018. Based on these procedures, management believes that our consolidated financial statements included in this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles. Our chief executive officer and principal financial officer have certified that, based on each such officer’s knowledge, the financial statements, and other financial information included in this Annual Report on Form 10-K, fairly present in all material respects our financial condition, results of operations, and cash flows as of, and for, the periods presented in this Annual Report on Form 10-K.

Our independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting, which report expressed an adverse opinion on the effectiveness of our internal controls over financial reporting as of December 31, 2018.

Changes in Internal Control over Financial Reporting

Unless otherwise noted above, there were no changes in internal control over financial reporting that occurred during the year ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Management concluded that certain previously identified material weaknesses, described above, were not remediated as of December 31, 2018, primarily due to the timing of the turnover in our management team and the effect of such timing on the transition of responsibilities related to the execution of control activities.

Remedial Actions to Address Material Weaknesses

With input and oversight from the Audit Committee, management is actively implementing a remediation plan to ensure that control deficiencies contributing to the material weaknesses were remediated such that these controls will operate effectively. We are taking, and expect to continue to take the following remediation actions:

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

We believe that these actions, and the improvements we expect to achieve as a result, will effectively remediate the material weaknesses identified in 2018. However, the material weaknesses in our internal control over financial reporting will not be considered remediated until the remediated controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed in 2019.

Item 9B. Other Information

On December 14, 2018, Ladenburg notified the Company regarding termination of its engagement as a sales agent under the Distribution Agreement. See “Part II – Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations Liquidity and Capital Resources” for more information.

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Bothell, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated April 1, 2019 expressed an adverse opinion thereon.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, negative cash flows from operations and has an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Miami, Florida

April 1, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Bothell, Washington

Opinion on Internal Control over Financial Reporting

We have audited Cocrystal Pharma, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as “the consolidated financial statements”) and our report dated April 1, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A – Management’s Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to maintain an effective financial reporting process to ensure there were timely and documented reviews over completeness and accuracy of information included in the financial statements, and management’s failure to design and maintain controls over management’s review of technical accounting matters and account reconciliations, have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 financial statements, and this report does not affect our report dated April 1, 2019 on those financial statements.

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

/s/ BDO USA, LLP

Miami, Florida

April 1, 2019

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2018	December 31, 2017

Assets
Current assets:
Cash	$2,723	$748
Restricted cash	29	29
Prepaid expenses and other current assets	191	105
Mortgage note receivable	-	1,294
Total current assets	2,943	2,176

Property and equipment, net	384	119
Deposits	40	31
In-process research and development	-	53,905
Goodwill	65,195	65,195
Total assets	$68,562	$121,426

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,077	$837
Deferred rent	3	31
Current maturities of capital lease obligations	214	-
Derivative liabilities	263	569
Total current liabilities	1,557	1,437
Long-term liabilities
Capital lease obligations	117	-
Convertible notes payable	-	1,007
Deferred tax liability	-	13,582
Total long-term liabilities	117	14,589

Total liabilities	$1,674	$16,026

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $.001 par value; 100,000 and 800,000 shares authorized December 31, 2018 and December 31, 2017, respectively; 29,938 and 24,275 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively (Note 7)	30	24
Additional paid-in capital	253,949	243,419
Accumulated deficit	(187,091)	(138,043)
Total stockholders’ equity	66,888	105,400

Total liabilities and stockholders’ equity	$68,562	$121,426

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	2018	2017

Operating expenses:
Research and development (includes $53,905 IPR&D impairment in 2018)	$58,572	$5,822
General and administrative	4,352	2,440
Total operating expenses	62,924	8,262

Loss from operations	(62,924)	(8,262)

Other (expense) income:
Interest expense, net	(58)	(7)
Other expense	-	(31)
Gain on settlement of mortgage note receivable	106	-
Loss on disposal of property and equipment, net	(60)	(100)
Change in fair value of derivative liabilities	306	907
Total other income, net	294	769

Loss before income taxes	(62,630)	(7,493)

Income tax benefit	13,582	6,880

Net loss	$(49,048)	$(613)

Net loss per common share, basic and diluted	$(1.75)	$(0.03)
Weighted average number of common shares outstanding, basic and diluted	28,009	24,126

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2016	23,801	$24	$239,725	$(137,430)	$102,319
Exercise of common stock options	57	-	80	-	80
Stock-based compensation	-	-	614	-	614
Sale of common stock, net of transaction costs	417	-	3,000	-	3,000
Net loss	-	-	-	(613)	(613)
Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Exercise of common stock options	143	-	228	-	228
Stock-based compensation	-	-	562	-	562
Sale of common stock, net of transaction costs	4,435	5	7,679	-	7,684
Conversion of debt instruments	1,085	1	2,061	-	2,062
Net loss	-	-	-	(49,048)	(49,048)
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2018	2017

Operating activities:
Net loss	$(49,048)	$(613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	50	101
Stock-based compensation	562	614
Interest expense, net	58	-
Loss on impairment of in process research and development	53,905	-
Gain on settlement of mortgage note receivable	(106)	-
Loss on disposal of property and equipment, net	60	100
Change in fair value of derivative liabilities	(306)	(907)
Deferred income tax benefit	(13,582)	(6,880)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(86)	433
Deposits	(9)	-
Accounts payable and accrued expenses	240	281
Deferred rent	(28)	(32)
Net cash used in operating activities	(8,290)	(6,903)

Investing activities:
Purchases of property and equipment	(28)	(40)
Proceeds from settlement mortgage note receivable	1,400	-
Net cash provided by (used in) investing activities	1,372	(40)

Financing activities:
Payments of capital lease obligations	(19)	-
Proceeds from exercise of stock options	228	80
Proceeds from sale of common stock, net of transaction costs	7,684	3,000
Proceeds from issuance of convertible notes	1,000	1,000
Net cash provided by financing activities	8,893	4,080

Net increase (decrease) in cash and restricted cash	1,975	(2,863)
Cash and restricted cash at beginning of period	777	3,640
Cash and restricted cash at end of period	$2,752	$777

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Purchases of property and equipment under capital leases	$347	$-
Issuance of commons stock upon exchange of convertible notes payable, including accrued interest	$2,062	$-

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a biopharmaceutical company, has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company was formerly incorporated in Nevada under the name Biozone Pharmaceuticals, Inc. (“Biozone”). On January 2, 2014, Biozone Pharmaceuticals, Inc. sold substantially all of its assets to MusclePharm Corporation (“MusclePharm”), and, on the same day, merged with Cocrystal Discovery, Inc. in a transaction accounted for as a reverse merger. Following the merger, the Company assumed Cocrystal Discovery, Inc.’s business plan and operations. On March 18, 2014, the Company reincorporated in Delaware under the name Cocrystal Pharma, Inc.

Effective November 25, 2014, Cocrystal Pharma, Inc. and affiliated entities completed a series of merger transactions as a result of which Cocrystal Pharma, Inc. merged with RFS Pharma, LLC, a Georgia limited liability company (“RFS Pharma”). We refer to the surviving entity of this merger as “Cocrystal” or the “Company.”

On January 18, 2018, the Company’s Board of Directors (the “Board”) filed an amendment (the “Amendment”) with the Delaware Secretary of State to affect a one-for-thirty reverse split (the “Reverse Stock Split”) of the Company’s class of common stock. The Amendment took effect on January 24, 2018. The Reverse Stock Split did not change the authorized number of shares of common stock. Pursuant to the terms of the Company’s then outstanding convertible notes (see Note 8 – Convertible Notes Payable), its options and warrants have been proportionately adjusted to reflect the Reverse Stock Split. A proportionate adjustment was made to the per share exercise price, number of shares issued and shares reserved for issuance under all of the Company’s equity compensation plans.

All per share amounts and number of shares in the consolidated financial statements and related notes presented have been retroactively restated to reflect the Reverse Stock Split.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2018, the Company has primarily funded its operations through equity offerings.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $62,924,000 and $8,262,000 in the years ended December 31, 2018 and 2017, respectively.

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and Alliance Global Partners (“AGP” and together the “Sales Agents”), pursuant to which, and at the Company’s sole discretion, may issue and sell over time, and from time to time, to or through the Sales Agents, up to $10,000,000 worth of shares of the Company’s common stock. As of December 31, 2018, we have not sold any shares of common stock under the Distribution Agreement. On December 14, 2018, Ladenburg terminated its engagement as a sales agent under the Distribution Agreement.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the Distribution Agreement. The Company also terminated the agreement with Barrington effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP.

Subsequent to year-end, on January 31, 2019, the Company received an upfront non-refundable payment of $4,000,000 and anticipates future payments for employees and research expense reimbursements over the term of our collaboration with Merck Sharp & Dohme Corp. (“Merck”), effective January 2, 2019 (refer to Note 11, Licenses and Collaborations).

The Company will need to continue obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for reporting of annual financial information.

Principles of Consolidation

The consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: RFS Pharma, LLC, Cocrystal Discovery, Inc., Cocrystal Merger Sub, Inc., Baker Cummins Corp. and Biozone Laboratories, Inc. Intercompany transactions and balances have been eliminated.

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and derivative liabilities, recoverability of deferred tax assets, estimated useful lives of fixed assets, and forecast assumptions used in the valuation of intangible assets and goodwill. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2018 and 2017, our primary operating account held approximately $2,723,000 and $748,000, respectively, and our collateral account balance was $29,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

Risks and Uncertainties

The Company’s future results of operations involve a number of risks and uncertainties. Factors that could affect the Company’s future operating results and cause actual results to vary materially from expectations include, but are not limited to, rapid technological change, ability to obtain regulatory approvals, competition from currently available treatments and therapies, competition from larger companies, effective protection of proprietary technology, maintenance of strategic relationships, and dependence on key individuals.

Products developed by the Company will require clearances from the U.S. Food and Drug Administration (the “FDA”) and other international regulatory agencies prior to commercial sales in their respective markets. The Company’s products may not receive the necessary clearances and if they are denied clearance, clearance is delayed, or the Company is unable to maintain clearance, the Company’s business could be materially, adversely impacted.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2018 and 2017.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2018	December 31, 2017
Cash	$2,723	$748
Restricted cash	29	29
Total cash and restricted cash shown in the statements of cash flows	$2,752	$777

Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements.

Property and Equipment

Property and equipment, which consists of lab equipment (including lab equipment under capital lease), computer equipment, and office equipment, is recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method.

Leases

Lease agreements entered into by the Company are evaluated to determine whether they are capital leases or operating leases. The Company considers a capital lease if it meets one of the following criteria: a.) Transfer of ownership. The lease transfers ownership of the property to the lessee by the end of the lease term. This criterion is met in situations in which the lease agreement provides for the transfer of title at or shortly after the end of the lease term in exchange for the payment of a nominal fee, for example, the minimum required by statutory regulation to transfer title. b.) Bargain purchase option. The lease contains a bargain purchase option. c.) Lease term. The lease term is equal to 75 percent or more of the estimated economic life of the leased property. d.) Minimum lease payments. The present value at the beginning of the lease term of the minimum lease payments, excluding that portion of the payments representing executory costs such as insurance, maintenance, and taxes to be paid by the lessor, including any profit thereon, equals or exceeds 90 percent of the excess of the fair value of the leased property to the lessor at lease inception over any related investment tax credit retained by the lessor and expected to be realized by the lessor.

In 2018, the Company entered into two new lease agreements for lab equipment which meet the criteria for capital leases due to transfer of ownership at lease-end for a nominal fee. Additionally, the Company had two operating leases for office facilities at year-end (see Note 14 – Commitments and Contingencies).

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

The Company categorizes its cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option pricing model as discussed in Note 10 – Warrants.

The following tables presents a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date presented as of December 31, 2018 and 2017, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$2,752	$2,752	$-	$-
Total assets	$2,752	$2,752	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 10)	$263	$-	$-	$263
Total liabilities	$263	$-	$-	$263

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2017	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$777	$777	$-	$-
Total assets	$777	$777	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 10)	$569	$-	$-	$569
Total liabilities	$569	$-	$-	$569

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2018 and 2017. A reconciliation of the beginning and ending Level 3 liabilities for is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2018	2017
Balance, January 1,	$569	$1,476
Change in fair value of warrants potentially settleable in cash (Note 10)	(306)	(907)
Balance at December 31,	$263	$569

Goodwill and In-Process Research and Development

We account for business combinations using the acquisition method, recording the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets acquired as goodwill. Acquisition-related costs, including banking, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred and included in loss from operations in the consolidated financial statements. The results of operations of the acquired business are included in the consolidated financial statements from the acquisition date.

In November 2014, goodwill and intangible assets for in-process research and development were recorded in connection with the acquisition of RFS Pharma, and have represented a series of awarded patents, filed patent applications and an in-process research program acquired related to Hepatitis C compound development.

We evaluate indefinite-lived intangible assets and goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the indefinite-lived intangible asset or the reporting unit (for goodwill) is less than its carrying value, we then would proceed with the quantitative impairment test to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.

Fair value is typically estimated using an income approach based on the present value of future discounted cash flows. The significant estimates in the discounted cash flow model primarily include the discount rate, and rates of future revenue and expense growth and/or profitability of the acquired assets. In performing the impairment test, the Company considered, among other factors, the Company’s intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Cocrystal’s product candidates.

In-process research and development assets are accounted for as indefinite-lived intangible assets and maintained on the balance sheet until either the underlying project is completed or the asset becomes impaired. If the project is completed, the carrying value of the related intangible assets are amortized to cost of sales over the remaining estimated life of the asset(s), beginning in the period in which the project is completed. If the intangible asset becomes impaired or the related project is abandoned, the carrying value of the underlying intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs and included in operating expenses under research and development within the relative consolidated statement of operations.

The Company has a lead compound, CC-31244, for its Hepatitis C program, which was created at the Company’s labs in Bothell, Washington, and not part of the acquisition from RFS Pharma. In 2016, the Company initiated and completed a Phase 1A trial with compound CC-31244, and began a Phase 1B trial with CC-31244 that was completed in 2017. In 2018, the Company began a Phase 2A clinical trial with CC-31244 and recently released interim results in January 2019. In late 2018, the Company concluded that given the success of CC-31244 in clinical trials, the Hepatitis C program would move forward solely with CC-31244 without any of the compounds acquired from RFS Pharma. As part of this decision, the Company abandoned all remaining in process research and development intangible assets recognized by the Company and thereafter, terminated its license with Emory University on December 6, 2018 (see Note 11 – Licenses and Collaborations). This resulted in a $53,905,000 impairment in 2018. At December 31, 2018 and 2017, $0 and $53,905,000 was included as in process research and development on the Company’s consolidated balance sheets, respectively.

At December 31, 2018 and 2017, the Company had goodwill of $65,195,000 and determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods exceeded the carrying value as of December 31, 2018; therefore, management did not consider goodwill to be impaired.

Long-Lived Assets

The Company regularly reviews the carrying value and estimated lives of its long-lived assets, including property and equipment, to determine whether indicators of impairment may exist which warrant adjustments to carrying values or estimated useful lives. The determinants used for this evaluation include management’s estimate of the asset’s ability to generate positive income from operations and positive cash flow in future periods as well as the strategic significance of the assets to the Company’s business objective. Should an impairment exist, the impairment loss would be measured based on the excess of the carrying amount over the asset’s fair value.

Mortgage Note Receivable

As discussed in Note 4, the Company’s mortgage note receivable was collected in full during 2018.

The Company records its mortgage note receivable at the amount advanced to the borrower, which includes the stated principal amount and certain loan origination and commitment fees that are recognized over the term of the mortgage note. Interest income is accrued as earned over the term of the mortgage note. The Company evaluates the collectability of both interest and principal of the note to determine whether it is impaired. The note is considered impaired if, based on current information and events, the Company determines that it is probable that it would be unable to collect all amounts due according to the existing contractual terms. Upon determination that the note is impaired, the amount of loss is calculated by comparing the recorded investment to the value determined by discounting the expected future cash flows at the note’s effective interest rate or to the fair value of the Company’s interest in the underlying collateral, less the cost to sell.

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

Stock-Based Compensation

The Company recognizes compensation expense using a fair value-based method for costs related to stock-based payments, including stock options. The fair value of options awarded to employees is measured on the date of grant using the Black-Scholes option pricing model and is recognized as expense over the requisite service period on a straight-line basis.

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

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates (“ASUs”) that have been adopted by the Company as of December 31, 2018:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230), which addresses the classification of eight specific cash flow issues with the objective of reducing the existing diversity in practice. The required adoption of ASU 2016-15 in the first quarter of 2018 did not have a significant impact on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The guidance requires that an explanation is included in the cash flow statement of the change in the total of (1) cash, (2) cash equivalents, and (3) restricted cash or restricted cash equivalents. The ASU also clarifies that transfers between cash, cash equivalents and restricted cash or restricted cash equivalents should not be reported as cash flow activities and requires the nature of the restrictions on cash, cash equivalents, and restricted cash or restricted cash equivalents to be disclosed. We early adopted ASU 2016-18 at December 31, 2017 and disclosure revisions have been made for the years presented in the notes to consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, to eliminate the second step of the goodwill impairment test. ASU No. 2017-04 requires an entity to measure a goodwill impairment loss as the amount by which the carrying value of a reporting unit exceeds its fair value. Additionally, an entity should include the income tax effects from any tax-deductible goodwill on the carrying value of the reporting unit when measuring a goodwill impairment loss, if applicable. We early adopted the provisions of ASU 2017-04 prospectively in the fourth quarter of 2018. The adoption of ASU 2017-04 did not have a material impact on the Company’s consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 will be effective for public business entities for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year, with early adoption permitted, provided the entity has also adopted ASC Topic 606, Revenue from Contracts with Customers. The Company early adopted ASU 2018-07 in the fourth quarter of 2018, and there was no impact to stock compensation expense recorded in on our consolidated statements of operations for the years ended 2018 and 2017. Refer to Note 9 – Share Based Awards for explanation of the Company’s measurement of fair value for incentive awards issued. As required per the adoption criteria of ASU 2018-07, the Company has concurrently adopted ASC Topic 606, which had no impact on our consolidated financial statements and related footnote disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The Company has early adopted ASU 2018-18, effective in the fourth quarter of 2018 with no impact on our consolidated financial statements and related footnote disclosures.

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of December 31, 2018, and contain detail regarding the effective dates:

In February 2016, the FASB issued ASU No. 2016-02, Leases, which was subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 (collectively, “ASC 842”). Under this standard, which applies to both lessors and lessees, lessees will be required to recognize all leases (except for short-term leases) as a lease liability, which is a lessee’s obligation to make lease payments arising from a lease measured on a discounted basis, and as a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Leases will be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the consolidated financial statements, with certain practical expedients available. The Company will adopt ASC 842 effective January 1, 2019 using the modified retrospective transition approach and intends to elect the package of practical expedients provided for under ASU 2018-11, Leases (Topic 842): Targeted Improvements, has completed its review of all lease contracts that were in place as of December 31, 2018, and is finalizing the calculations of the right-of-use assets and related disclosures. Based upon the preliminary assessment of the Company’s leases, adoption of ASC 842 is not expected to have a material impact on the Company’s consolidated statements of operations, its consolidated statements of cash flows or its opening equity as of January 1, 2019, the effective date. The Company estimates that adoption of the new standard will result in a gross-up on its consolidated balance sheets of approximately $830,000 relating to operating leases held for office space and laboratory facilities. Additionally, the Company will reclassify the carrying value of the capital leases on laboratory equipment of approximately $341,000, which was reported as part of property and equipment and capital lease obligations in the consolidated balance sheet as of December 31, 2018, to right of use asset and finance lease liability, in accordance with ASC 842. Our conclusions are preliminary and subject to change as we finalize our analysis. Changes in our lease population or changes in incremental borrowing rates may alter these estimates. We will expand our consolidated financial statements disclosure upon adoption of the new standard.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing this ASU and has not yet determined the impact ASU 2018-13 may have on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment as of December 31, (in thousands):

	2018	2017
Lab equipment	$1,292	$1,168
Computer and office equipment	75	309
Total property and equipment	1,367	1,477
Less accumulated depreciation	(983)	(1,358)
Property and equipment, net	$384	$119

Depreciation expense was $50,000 and $101,000 for the years ended December 31, 2018 and 2017, respectively.

4. Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for approximately $2,626,000 which was collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage was owned by an entity managed by Daniel Fisher, one of the founders of Biozone, the property was also under lease to MusclePharm. The mortgage note had an original maturity date of August 1, 2032 and bore an interest rate of 7.24%.

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

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1,400,000 in exchange for the release of the mortgage note and deed of trust, resulting in a net gain of $106,000 for disposal of the mortgage note receivable reflected in the consolidated statement of operations for the year ended December 31, 2018.

5. Goodwill and In-Process Research and Development

A reconciliation of the beginning and ending goodwill for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Balance, January 1,	$65,195	$65,195
Impairment charges	-	-
Balance at December 31,	$65,195	$65,195

At December 31, 2018 and 2017, the Company had goodwill of $65,195,000 and determined the fair value of its reporting unit, measured by the Company’s Nasdaq market capitalization and an income approach analysis, exceeded the carrying value; therefore, management did not consider goodwill to be impaired.

A reconciliation of the beginning and ending in-process research and development intangible assets for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Balance, January 1,	$53,905	$53,905
Impairment charges	(53,905)	-
Balance at December 31,	$-	$53,905

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (in thousands):

	2018	2017
Accounts payable	$616	$494
Accrued compensation	78	144
Accrued other expenses	383	199
Total accounts payable and accrued expenses	$1,077	$837

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of year-end.

7. Common Stock

As of December 31, 2018, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 29,938,363 and 24,274,494 shares issued and outstanding as of December 31, 2018 and 2017, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

On April 20, 2017, the Company closed on proceeds of $3,000,000 in a private placement offering of 416,667 shares of the Company’s common stock at a purchase price of $7.20 per share to three investors, which included our former Chairman Dr. Raymond F. Schinazi and OPKO Health, Inc., of which the Company’s director, Dr. Phillip Frost, is Chairman and Chief Executive Officer.

On January 18, 2018, the Board of Directors of the Company filed an amendment (the “Amendment”) with the Delaware Secretary of State to effect a one-for-thirty reverse split of the Company’s common stock. The Amendment took effect on January 24, 2018. No fractional shares were issued or distributed as a result of the Amendment. There was no change in the par value of our common stock.

In May 2018, the Company closed a public offering for gross proceeds and net proceeds (inclusive of the additional proceeds from the underwriter exercised from the overallotment options) of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share, which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four-year period beginning October 27, 2018. On May 14, 2018, the underwriter exercised the option to purchase an additional 225,000 shares of common stock at $1.90 per share for additional gross proceeds and net proceeds of approximately $428,000 and $418,000, respectively, solely to cover overallotments. As of December 31, 2018, the underwriter has no further option to purchase additional shares.

On May 21, 2018, the Company issued a total of 1,085,105 shares of common stock upon conversion of all outstanding 8% convertible notes. See Note 8 – Convertible Notes Payable.

On August 6, 2018, the Company held its 2018 Annual Meeting of Shareholders and voted to reduce the number of shares of common stock, $0.001 par value per share, authorized from 800,000,000 to 100,000,000 shares.

8. Convertible Notes Payable

On November 24, 2017 and January 31, 2018, the Company entered into securities purchase agreements with two investors, including the Company’s former Chairman of the Board, pursuant to which the company sold an aggregate principal of $1,000,000, and OPKO Health Inc., a related party, (collectively, the “Purchasers”), pursuant to which the Company sold an additional $1,000,000, of its 8% convertible notes (collectively, “Convertible Notes”) due on November 24, 2019 and January 31, 2020, respectively.

The Convertible Notes, with accrued interest, were convertible into common stock for $8.10 per share at the option of the Purchasers. In the event the Company completed a financing in which the Company received at least $10,000,000 in gross proceeds and issued common stock or common stock equivalents to the investor (a “Financing”) or there is a change of control of the Company (or sale of substantially all of the Company’s assets), the outstanding principal amount of the Convertible Notes would automatically convert. Upon the closing of a Financing, the conversion price of the Convertible Notes shall be the lesser of (i) $8.10 per share or (ii) the price per share of the securities sold in the Financing.

The Company evaluated the embedded conversion features within the Convertible Notes under ASC 815-15 and ASC 815-40 to determine if they required bifurcation as a derivative instrument. The Company determined the embedded conversion features do not meet the definition of a derivative liability, and therefore, do not require bifurcation from the host instrument. In addition, the down-round provision under which the conversion price could be affected by future equity offerings, qualified for a scope exception from derivative accounting with the Company’s early adoption of ASU 2017-11, Simplifying Accounting for Certain Financial Instruments with Characteristics of Liabilities and Equity, during the year ended December 31, 2017. Since the embedded conversion features were not considered derivatives, the convertible notes were accounted for in accordance with ASC 470-20, Debt with Conversion and Other Options.

In May 2018, the Company completed a financing and issued a total of 4,435,527 shares of common stock at $1.90 per share, for gross proceeds and net proceeds of $8,428,000 and $7,680,000, respectively. Although the total gross financing amount did not contractually effectuate the conversion feature of the Convertible Notes’ securities purchase agreements, the Company allowed Purchasers to convert the Convertible Notes to common stock at the $1.90 per share price of the May 2018 financing. All outstanding 8% convertible notes were converted to shares of common stock in May 2018 at the aggregate amount of the principal and accrued interest of for approximates $2,062,000 as of the date of conversion, for a total of 1,085,105 common shares issued. The conversion was approved by disinterested members of the Company’s Board of Directors.

9. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”) under which 1,786,635 shares of common stock have been reserved for issuance to employees and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2007 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2018, 189,894 options remain available for future grant under this plan.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 1,666,667 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2018, 683,333 options remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the year ended December 31, 2018 (in thousands, except per amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	1,656	711	$8.39	$1,640
Exercised	-	(143)	1.69	-
Granted	(925)	925	2.78	-
Cancelled	142	(142)	3.92	-
Balance at December 31, 2018	873	1,351	$5.73	$788

The Company did not grant any options during the year ended December 31, 2017. The 925,000 options granted during the year ended December 31, 2018 had a grant date fair value of approximately $1,949,000. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2018:

Assumptions:
Weighted average per share grant date fair value	$2.11
Risk-free interest rate	2.99%
Expected dividend yield	0.00%
Expected volatility	90.00%
Expected terms (in years)	6.1

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the years ended December 31, 2018 and 2017, equity-based compensation expense recorded was $562,000 and $614,000, respectively.

As of December 31, 2018, there was $1,933,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years. For options granted and outstanding, there were 1,351,096 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $788,000, a weighted average exercise price of $5.73, and weighted average remaining contractual term of 7.5 years at December 31, 2018. For vested and exercisable options, outstanding shares totaled 411,511, with an aggregate intrinsic value of $29,000. These options had a weighted-average exercise price of $11.32 per share and a weighted-average remaining contractual term of 2.5 years at December 31, 2018.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2018 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2018 of approximately $3.60 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2018	2017

Stock options issued and outstanding	1,351	711
Shares authorized for future option grants	873	1,656
Convertible notes	-	124
Warrants outstanding	243	209
Total	2,467	2,700

10. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2018 and 2017 (in thousands):

	Warrants Accounted for as: Equity		Warrants Accounted for as: Liabilities
	May 2018 Warrants	April 2013 Warrants	October 2013 Warrants	January 2014 Warrants	Total

Outstanding, December 31, 2017	-	50	26	133	209
Exercised	-	-	-	-	-
Granted	84	-	-	-	84
Expired	-	(50)	-	-	(50)
Outstanding, December 31, 2018	84	-	26	133	243
Expiration date	October 27, 2022	April 25, 2018	October 24, 2023	January 16, 2024

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of December 31, 2018, 159,164 warrants are accounted for as liabilities and 84,211 warrants are accounted for as equity.

Warrants Classified as Equity

Equity-classified warrants consist of stand-alone warrants with rights to buy shares of the Company at a pre-designated price on or before the date of expiration, irrespective of the market price. These purchase warrants are not attached to any debt or equity instruments, thus considered freestanding, and there are no circumstances under ASC 815 that require the warrants to be classified as liabilities or as derivatives. Thus, our May 2018 warrants will be classified as equity, and their value will be carried in the additional paid-in capital account in the stockholders’ equity section of the balance sheet.

These warrants were granted to the underwriters and investment brokers for services provided related to the Company’s May 2018 equity financing, and collectively grant the right to buy 84,211 shares of our stock at $2.09 per share for up to four years until expiration from the commencement date of October 27, 2018.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants issued by Biozone in connection with equity financings in October 2013 and January 2014, which were assumed by the Company in connection with its merger with Biozone in January 2014. Warrants accounted for as liabilities have the potential to be settled in cash or are not indexed to the Company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2018:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	4.8	5.0
Cumulative volatility	89.64%	89.76%
Risk-free rate	2.59%	2.60%

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2017:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	5.8	6.0
Cumulative volatility	86.70%	87.70%
Risk-free rate	2.30%	2.31%

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

11. Licenses and Collaborations

Emory University

On December 6, 2018, we notified Emory University (“Emory”) of the termination of our License Agreement with Emory, dated March 7, 2013 (the “License Agreement”). Pursuant to the License Agreement, Emory agreed to add to the Licensed Patents and Licensed Technology Emory’s rights to any patent, patent application, invention, or technology application that was based on technology disclosed within three (3) years of March 7, 2013. The License Agreement included payments due to Emory ranging from $40,000 to $500,000 based on successful achievement of certain drug development milestones. Additionally, Cocrystal undertook to make royalty payments at 3.5% of net sales due to Emory with a minimum in year one of $25,000 and increase to $400,000 in year five upon product commercialization.

The License Agreement covered patents and patent applications for hepatitis C virus (“HCV”) inhibitors, which we no longer consider essential to our HCV program. As part of our HCV program, we continue to focus our efforts on CC-31244, our HCV Non-Nucleoside Polymerase Inhibitor, in Phase 2a clinical trial. The Company had the right to terminate the License Agreement at its sole discretion upon a 90 days’ prior written notice and upon payment of all amounts due Emory under the License Agreement through the date of termination. No amounts are due under the License Agreement.

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal received an upfront payment of $4 million and is eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause.

National Institute of Health

Cocrystal has two Public Health Biological Materials License Agreements with the National Institute of Health. The original License Agreements were dated August 31, 2010 and amended on November 6, 2013. The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

Duke University and Emory University

In February 2016, the Company entered into an agreement with Duke University and Emory University to license various patents and know-how to use CRISPR/Cas9 technologies for developing a possible cure for hepatitis B virus (HBV) and human papilloma virus (HPV). On September 25, 2017 (“Termination Date”), the Company mutually terminated the agreement with Duke University and Emory University, there are no further rights or obligations under this license agreement after the termination date.

12. Net Loss per Share

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2018	2017
Numerator:
Net loss attributable to common stockholders	$(49,048)	$(613)

Denominator:
Weighted average number of shares outstanding used to compute net loss per share:
Basic and diluted	28,009	24,126

Net loss per share, basic and diluted	$(1.75)	$(0.03)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	2018	2017
Options to purchase common stock	1,351	711
Convertible notes	-	124
Warrants to purchase common stock	243	209
Total	1,594	1,044

13. Income Taxes

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

The Company recognizes the impact of a tax position in the consolidated financial statements only if that position is more likely than not of being sustained upon examination by taxing authorities, based on the technical merits of the position. The Company’s practice is to recognize interest and/or penalties related to income tax matters as income tax expense. At December 31, 2018, there are no unrecognized tax benefits nor any significant accruals for interest related to unrecognized tax benefits or tax penalties.

The Company is subject to taxation and files income tax returns in the United States and various state jurisdictions. All tax years from inception to date are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. Currently, no years are under examination.

A reconciliation of income tax expense (benefit) for the years ended December 31, 2018 and 2017 is as follows (in thousands):

	2018	2017
Current:
Federal	$-	$-
State	-	-
Total current income tax expense	-	-

Deferred:
Federal	(10,347)	(6,880)
State	(3,235)	-
Total deferred income tax benefit	(13,582)	(6,880)
Total income tax benefit	$(13,582)	$(6,880)

Significant components of the Company’s deferred income taxes at December 31, 2018 and 2017 are shown below (in thousands):

	2018	2017
Deferred tax assets:
Net operating loss carryforwards (i)(ii)	$16,849	$15,003
Compensation	819	961
Research and development tax credits (iii)	2,023	1,789
Property and equipment	4	8
Other	84	373
Total deferred tax assets, gross	19,779	18,134

Deferred tax liabilities:
Acquired in-process research and development	-	(13,875)

Total deferred taxes, net	19,779	4,259
Valuation allowance	(19,779)	(17,841)

Deferred tax liability, net	$-	$(13,582)

Balances of deferred tax assets as of December 31, 2018 and 2017, include the following, respectively:

(i)	California net operating loss carryforwards of $1,190,000 and $1,115,000,
(ii)	Georgia net operating loss carry forwards of $543,000 and $941,000,
(iii)	California research and development tax credits of $203,000 and $203,000.

The impairment of certain indefinite lived intangibles generated an income tax benefit of $13,582,000 for the year ended December 31, 2018. After December 31, 2018, the Company does not expect any additional tax expense or tax benefit related to the fully impaired indefinite lived intangibles.

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

Certain amounts included in the Company’s gross deferred tax assets as of December 31, 2018, and specifically detailed under (i) – (iii) in the table above, are recoverable only if the Company generates taxable income in states that it no longer maintains operations, Georgia and California. Due to the Company’s present stage of development, the proximity of those states to Florida and Washington where offices are currently located, and the ongoing, existing and potential strategic business relationships within those states considered significant to the Company and its related parties, the Company does not believe recoverability of the Georgia or California deferred tax assets recognized to be more remote than its other federal and state deferred tax assets, nor require additional reserves, at this time. As such, those, and all of the Company’s deferred tax assets, have been reported at gross amounts within Note 13 hereto, and are subject to a full valuation allowance.

At December 31, 2018, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $70,468,000 and $30,907,000, respectively. The federal NOL carryforwards begin to expire in 2026, and the state NOL carryforwards begin to expire in 2028. The federal loss generated in 2018 of $8,829,000 will carry forward indefinitely and be available to offset up to 80% of future taxable income each year.

At December 31, 2018, the Company had federal and state capital loss carryforwards of approximately $1,071,000 that expire in 2023.

At December 31, 2018, the Company also had federal and California research and development tax credit carryforwards of approximately $1,820,000 and $257,000, respectively. The federal research and development tax credit carryforwards begin to expire in 2028, and the California research and development tax credit carryforwards do not expire and can be carried forward indefinitely until utilized. The Company has not completed a formal research and development (“R&D”) tax credit study for any of the years the credits were generated. The IRC 41 credit may be subject to change if audited by the IRS. Any changes to the credit would also result in a change in the valuation allowance against the federal and state deferred tax asset associated with R&D tax credits.

The above NOL carryforwards and the research tax credit carryforwards may be subject to an annual limitation under Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/383 analysis. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

In 2017, the Company adopted ASU 2016-09, Compensation - Stock Compensation. The Company has excess tax benefits for which a benefit could not previously be recognized of approximately $13,000. The balance of the unrecognized excess tax benefits has been reversed with the impact recorded to retained earnings including any change to the valuation allowance as a result of the adoption in 2017. Due to the full valuation allowance on the U.S. deferred tax assets, there is no impact to the financial statements as a result of this adoption.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate for the years ended December 31, 2018 and 2017 is as follows:

	2018	2017

Statutory federal income tax rate	21.0%	34.0%
Change in fair value of warrant liability	0.1%	4.1%
State income taxes, net of federal benefit	0.5%	(7.5)%
Tax credits	0.3%	3.2%
Change in valuation allowance	(3.1)%	81.2%
Permanent differences	0.1%	1.2%
State rate adjustment	2.9%	-
Tax Cuts and Jobs Act	-	(22.6)%
Equity compensation adjustment	(0.1)%	(1.8)%
Effective income tax rate	21.7%	91.8%

In December 2017, the Tax Cuts and Jobs Act (the “2017 Tax Act”) was enacted. The 2017 Tax Act includes a number of changes to existing U.S. tax laws that impact the Company, most notably a reduction of the U.S. corporate income tax rate from 35 percent to 21 percent for tax years beginning after December 31, 2017. The 2017 Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017, as well as prospective changes beginning in 2018, including additional limitations on executive compensation, on the deductibility of interest, and on capitalization of research and development expenditures.

In December 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for the income tax effects of the 2017 Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting relating to the 2017 Tax Act under Accounting Standards Codification Topic 740, Income Taxes (“ASC 740”). In accordance with SAB 118, an entity must reflect the income tax effects of those aspects of the 2017 Tax Act for which the accounting under ASC 740 is complete. To the extent that an entity’s accounting for 2017 Tax Act related income tax effects is incomplete, but the entity is able to determine a reasonable estimate, it must record a provisional estimate in its financial statements.

The Company measures deferred tax assets and liabilities using enacted tax rates that will apply in the years in which the temporary differences are expected to be recovered or paid. Accordingly, as of December 31, 2017, the Company’s deferred tax assets and liabilities were remeasured to reflect the provisions of the 2017 Tax Act and reduction in the U.S. corporate income tax rate from the highest graduated tax of 35 percent to a 21 percent flat tax. The initial remeasurement of deferred tax liabilities that were related to indefinite-lived intangibles generated an income tax benefit of $6,587,000, as well as an additional $293,000 tax benefit as a result of projected NOLs expected to be generated in 2018 and beyond that have an indefinite life under the 2017 Tax Act, for a total tax benefit of $6,880,000 reflected in the 2017 consolidated statement of operations. In addition, as of December 31, 2017, the initial remeasurement of the deferred tax assets and liabilities that are not associated with indefinite-lived intangibles generated an income tax expense of approximately $8,282,000, which reduced the Company’s gross deferred tax assets, but was entirely offset by the Company’s full valuation allowance. The Company completed its evaluation of the potential impacts of the 2017 Tax Act on its 2018 consolidated financial statements and concluded to have no further impact as of December 31, 2018.

14. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancelable leases for its facilities, including related party leases (see Note 15 – Transactions with Related Parties), and to purchase equipment. As per Note 2, leases are accounted for as operating leases or capital leases, in accordance with ASC 840, Leases.

Operating Leases

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. The Company recently signed an amendment to the Bothell, Washington lease agreement by extending the lease term for a period of sixty months from, February 2019 through January 2024. Future minimum operating lease payments, by year and in aggregate, are as follows:

Year ending December 31,	(in thousands)
2019	$198
2020	217
2021	207
2022	178
2023 and thereafter	198
Total minimum operating lease payments	$998

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility are calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2018 and 2017, approximately $71,000 and $69,000 of CAM charges for the Bothell, Washington lease were included in operating expenses in the consolidated statements of operations, respectively.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term, starting February 2019. The Company has the right to terminate this lease after three years on January 31, 2022, by giving prior notice at least nine months before the early termination date and by paying a termination fee equal to the sum of unamortized leasing commissions and reimbursement for tenant improvements provided by the landlord amortized at 8% over the extended term.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company (see Note 15 – Transactions with Related Parties). The lease term is three years with an optional three-year extension. On an annualized basis, rent expense is approximately $49,000. The minimum lease payments above do not include taxes and fees, which are expected to be approximately $9,000, annually.

The offices and laboratory space in Tucker, Georgia were leased from a limited liability company owned by one of Cocrystal’s former directors, Dr. Raymond Schinazi and previously leased on a month to month basis (see Note 15 – Transactions with Related Parties). The Company closed its office in Tucker, Georgia, and the last lease payment was made in October 2018.

Rent expense, excluding capital leases and CAM charges, for 2018 and 2017 totaled $187,000 and $293,000, respectively.

Capital Leases

In November 2018, the Company entered into two lease agreements to acquire equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021. The lease agreements have an effective interest rate of 8.01%.

Future minimum capital lease payments, by year and in aggregate, are as follows:

Year ending December 31,	(in thousands)
2019	$232
2020	106
2021	15
Total minimum capital lease payments	$353

The leased lab equipment is included under property and equipment and depreciable over five years. Total assets and accumulated depreciation recognized, net, under capital leases was $347,000 and $6,000 for the year ended December, 31, 2018, respectively. The Company had no leases considered to be capital leases as of December 31, 2017.

At December 31, 2018, the aggregate outstanding balance of the capital lease obligations is $331,000 and the Company expects to pay future interest charges of $22,000 over the remaining capital lease terms. In 2018, the Company paid $16,000 and $3,000 in principal and interest related to capital leases, respectively.

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

On September 20, 2018, Anthony Pepe, individually and on behalf of a class, filed with the United States District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. Pepe also alleges violation of other sections of the Exchange Act by the defendants named in the complaint other than the Company. Pepe seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs.

On January 16, 2019, Ms. Susan Church, a stockholder of the Company, filed with the United States District Court for the Western District of Washington a derivative suit against certain current and former executive officers and directors of the Company alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the rules governing proxy solicitation. Church seeks, among other things, money damages, disgorgement of profits from alleged wrongful conduct, including cash bonuses, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs.

On September 7, 2018, the SEC filed with the United States District Court for the Southern District of New York a complaint against Dr. Philip Frost, a director and principal stockholder of the Company, a trust Dr. Frost controls and OPKO Health, Inc., a stockholder of the Company, of which Dr. Frost is the Chief Executive Officer, as well as other defendants named therein. On January 10, 2019, the District Court entered final judgments against these defendants on their consent without admitting or denying the allegations set forth in the complaint. Dr. Frost was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933, future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder, and participating in penny stock offerings subject to certain exceptions.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. Subsequent to September 30, 2018, Pederson has filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit on October 11, 2018.

While the Company intends to defend itself vigorously from the claims in the aforementioned disputes, it is unable to predict the outcome of these legal proceedings. Any potential loss as a result of these legal proceedings cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for any of the aforementioned claims.

15. Transactions with Related Parties

Beginning November 2014 to October 2018, the Company leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s former directors and principal shareholder, Dr. Raymond Schinazi. As of October 2018, the Company cancelled the leasing arrangement and closed its office in Tucker, Georgia. Total rent and other expenses paid in connection with this lease was $77,000 and $242,000 for the years ended December 31, 2018 and 2017, respectively.

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense, including taxes and fees, for this location would be approximately $58,000. The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease was $19,000 for the year ended December 31, 2018.

As further explained in Note 8 – Convertible Notes Payable, on November 24, 2017, the Company entered into a securities purchase agreement with a company significantly owned by the Company’s former Chairman of the Board, Dr. Schinazi, pursuant to which the Company sold a principal amount of $500,000 of 8% convertible notes due November 24, 2019. On January 31, 2018, the Company entered into a securities purchase agreement with OPKO Health, Inc. (the “Purchaser”), a Company affiliated with Dr. Frost, pursuant to which the Company borrowed $1,000,000 from the Purchaser in exchange for issuing the Purchaser an 8% convertible note due January 31, 2020.

All 8% convertible notes, including accrued interest, were converted to common stock shares in May 2018 at $1.90 per share. Dr. Schinazi’s affiliated Company received 273,367 shares for its 8% convertible notes balance of approximately $519,000, and OPKO Health, Inc., affiliated with Dr. Frost, received 538,544 shares for its 8% convertible notes balance of approximately $1,023,000 upon conversion. In the consolidated balance sheets, as of December 31, 2018 and 2017, approximately $0 and $504,000 included in convertible notes payable were amounts due to related parties.

16. Subsequent Events

Merck Collaboration

On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be solely responsible for worldwide commercialization of any products derived from the collaboration. We received an upfront payment of $4,000,000 and are eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to receive up to $156,000,000, as well as royalties on product sales. The Collaboration Agreement contains certain termination provisions that can be invoked by either party.

Private Placement

On March 13, 2019, the Company closed a private placement of 1,602,283 shares of its common stock and received gross proceeds of $4,182,000, before deducting offering expenses and commissions, and net proceeds were approximately $3,674,000.

At-the-Market Sales

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the Distribution Agreement, dated July 19, 2018 by and among the Company, Ladenburg, Barrington, and AGP. The Company also terminated the engagement of Barrington as a sales agent under the Distribution Agreement effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP. In January 2019, we sold 80,000 shares of common stock under the Distribution Agreement and received net proceeds of approximately $344,000.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2018.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.4	Gary Wilcox Advisory Agreement*	10-K/A	4/29/16	10.16
10.5	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.6	Form of Securities Purchase Agreement dated April 20, 2017	8-K	4/24/17	10.1
10.7	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.8	Form of Securities Purchase Agreement dated November 24, 2017	8-K	12/1/17	10.1
10.9	Form of Convertible Note dated November 24, 2017	8-K	12/1/17	10.2
10.10	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.11	Equity Distribution Agreement, dated July 19, 2018**	8-K	7/20/18	1.1
10.12	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***				Filed
21.1	Subsidiaries				Filed
23.1	Auditors’ Consent for Form S-3 and S-8				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)****				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Represents management contracts or compensatory plan or arrangement.

** Exhibits have been omitted. The Company undertakes to furnish the omitted exhibits to the Commission upon request.

*** Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

**** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 19805 N. Creek Parkway Bothell, WA 98011.

Item 16. Form 10-K Summary

Not applicable.

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.

April 1, 2019	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Wilcox	Chief Executive Officer and Chairman (Principal Executive Officer)	April 1, 2019
Gary Wilcox

/s/ Phillip Frost	Director	April 1, 2019
Phillip Frost

/s/ Jane Hsiao	Director	April 1, 2019
Jane Hsiao

/s/ Steven Rubin	Director	April 1, 2019
Steven Rubin

/s/ Todd Brady	Director	April 1, 2019
Todd Brady

/s/ James Martin	Chief Financial Officer (Principal Accounting Officer)	April 1, 2019
James Martin

46