Form 10-Q
period 2019-03-31
Cocrystal Pharma, Inc.
filed 2019-05-10
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]	Accelerated filer	[X]

Non-accelerated filer	[ ]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	COCP	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

As of May 10, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,620,646.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2019

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$8,571	$2,723
Restricted cash	50	29
Accounts receivable	1,078	-
Prepaid expenses and other current assets	169	191
Total current assets	9,868	2,943

Property and equipment, net	386	384
Deposits	40	40
Operating lease right-of-use assets, net	802	-
Goodwill	65,195	65,195
Total assets	$76,291	$68,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,211	$1,077
Deferred rent	-	3
Current maturities of finance lease liabilities	218	214
Current maturities of operating lease liabilities	161	-
Derivative liabilities	163	263
Total current liabilities	1,753	1,557
Long-term liabilities:
Finance lease liabilities	61	117
Operating lease liabilities	657	-
Total long-term liabilities	718	117

Total liabilities	2,471	1,674

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 100,000 shares authorized as of March 31, 2019 and December 31, 2018; 31,620 and 29,938 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	32	30
Additional paid-in capital	257,908	253,949
Accumulated deficit	(184,120)	(187,091)
Total stockholders’ equity	73,820	66,888

Total liabilities and stockholders’ equity	$76,291	$68,562

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2019	2018

Revenues:
Collaboration revenue	$5,078	$-
Operating expenses:
Research and development	878	877
General and administrative	1,323	1,190
Total operating expenses	2,201	2,067

Income (loss) from operations	2,877	(2,067)

Other (expense) income:
Interest expense, net	(6)	(32)
Gain on settlement of mortgage note receivable	-	106
Change in fair value of derivative liabilities	100	21
Total other income, net	94	95

Income (loss) before income taxes	2,971	(1,972)

Income tax benefit	-	419

Net income (loss)	$2,971	$(1,553)

Net income (loss) per common share, basic and diluted	$0.10	$(0.06)
Weighted average number of common shares outstanding, basic	30,337	24,384
Weighted average number of common shares outstanding, diluted	30,371	24,384

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	33	-	33
Sale of common stock, net of transaction costs	1,682	2	3,926	-	3,928
Net income	-	-	-	2,971	2,971
Balance as of March 31, 2019	31,620	$32	$257,908	$(184,120)	$73,820

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Stock-based compensation	-	-	105	-	105
Exercise of common stock options	127	-	184	-	184
Net income	-	-	-	(1,553)	(1,553)
Balance as of March 31, 2018	24,402	$24	$243,708	$(139,596)	$104,136

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2019	2018

Operating activities:
Net income (loss)	$2,971	$(1,553)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	23	15
Operating lease expense	43	-
Stock-based compensation	33	105
Interest expense, net	-	32
Payments on operating lease liabilities	(27)	-
Gain on settlement of mortgage note receivable	-	(106)
Change in fair value of derivative liabilities	(100)	(21)
Deferred income tax benefit	-	(419)
Changes in operating assets and liabilities:
Accounts receivable	(1,078)	-
Prepaid expenses and other current assets	22	(98)
Accounts payable and accrued expenses	134	(27)
Deferred rent	(3)	(6)
Net cash provided by (used in) operating activities	2,018	(2,078)

Investing activities:
Purchases of property and equipment	(25)	(5)
Proceeds from settlement of mortgage note receivable	-	1,400
Net cash (used in) provided by investing activities	(25)	1,395

Financing activities:
Payments on finance lease liabilities	(52)	-
Proceeds from exercise of stock options	-	184
Proceeds from sale of common stock, net of transaction costs	3,928	-
Proceeds from issuance of convertible notes	-	1,000
Net cash provided by financing activities	3,876	1,184

Net increase in cash and restricted cash	5,869	501
Cash and restricted cash at beginning of period	2,752	777
Cash and restricted cash at end of period	$8,621	$1,278

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$833	$-

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a clinical stage biopharmaceutical company, has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

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

On January 18, 2018, the Company’s Board of Directors (the “Board”) filed an amendment (the “Amendment”) with the Delaware Secretary of State to affect a one-for-thirty reverse split (the “Reverse Stock Split”) of the Company’s class of common stock. The Amendment took effect on January 24, 2018. The Reverse Stock Split did not change the authorized number of shares of common stock. Pursuant to the terms of the Company’s then outstanding convertible notes (see Note 7 – Convertible Notes Payable), its options and warrants have been proportionately adjusted to reflect the Reverse Stock Split. A proportionate adjustment was made to the per share exercise price, number of shares issued and shares reserved for issuance under all of the Company’s equity compensation plans.

All per share amounts and number of shares in the condensed consolidated financial statements and related notes presented have been retroactively restated to reflect the Reverse Stock Split.

On January 31, 2019, the Company received an upfront non-refundable payment of $4,000,000 and anticipates future payments for employees and research expense reimbursements over the term of our collaboration with Merck Sharp & Dohme Corp. (“Merck”), effective January 2, 2019 (refer to Note 10 – Licenses and Collaborations).

The Company’s activities since inception have principally consisted of acquiring potential product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2018, the Company has primarily funded its operations through equity offerings.

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has earned income from operations of $2,877,000 and incurred losses from operations of $2,067,000 in the three months ended March 31, 2019 and 2018, respectively.

The Company will need to continue obtaining adequate capital to fund its operations until it becomes profitable. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities should the Company be unable to continue as a going concern.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018 filed on April 1, 2019 (“Annual Report”).

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: RFS Pharma, LLC, Cocrystal Discovery, Inc., Cocrystal Merger Sub, Inc., Baker Cummins Corp. and Biozone Laboratories, Inc. Intercompany transactions and balances have been eliminated.

Segments

The Company operates in only one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Use of Estimates

Preparation of the Company’s condensed consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s condensed consolidated financial statements and accompanying notes. The significant estimates in the Company’s condensed consolidated financial statements relate to the valuation of equity awards and derivative liabilities, recoverability of deferred tax assets, estimated useful lives of fixed assets, and forecast assumptions used in the valuation of intangible assets and goodwill. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two United States financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2019 and December 31, 2018, our primary operating account held approximately $8,571,000 and $2,723,000 and our collateral account balance held at a different institution was $50,000 and $29,000, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of March 31, 2019 and 2018, nor as of December 31, 2018.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31, 2019	March 31, 2018
Cash	$8,571	$1,249
Restricted cash	50	29
Total cash and restricted cash shown in the statements of cash flows	$8,621	$1,278

Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements.

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (ASC) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities of approximately $833,000 and did not result in a cumulative-effect adjustment to accumulated deficit.

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

The Company categorizes its cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option pricing model as discussed in Note 9 – Warrants.

The following tables present a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date presented as of March 31, 2019 and December 31, 2018, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	March 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$8,621	$8,621	$-	$-
Total assets	$8,621	$8,621	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 9)	$163	$-	$	$163
Total liabilities	$163	$-	$-	$163

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$2,752	$2,752	$-	$-
Total assets	$2,752	$2,752	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 9)	$263	$-	$-	$263
Total liabilities	$263	$-	$-	$263

The Company has not transferred any financial instruments into or out of Level 3 classification during the three months ended March 31, 2019 and 2018. A reconciliation of the beginning and ending Level 3 liabilities is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2019	2018
Balance, January 1,	$263	$569
Change in fair value of warrants potentially settleable in cash (Note 9)	(100)	(21)
Balance at March 31,	$163	$548

Goodwill and In-Process Research and Development

We account for business combinations using the acquisition method, recording the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets acquired as goodwill. Acquisition-related costs, including banking, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred and included in loss from operations in the condensed consolidated financial statements. The results of operations of the acquired business are included in the condensed consolidated financial statements from the acquisition date.

In November 2014, goodwill and intangible assets for in-process research and development were recorded in connection with the acquisition of RFS Pharma, and have represented a series of awarded patents, filed patent applications and an in-process research programs acquired related to Hepatitis C compound development.

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

In-process research and development assets are accounted for as indefinite-lived intangible assets and maintained on the balance sheet until either the underlying project is completed or the asset becomes impaired. If the project is completed, the carrying value of the related intangible assets are amortized to cost of sales over the remaining estimated life of the asset(s), beginning in the period in which the project is completed. If the intangible asset becomes impaired or the related project is abandoned, the carrying value of the underlying intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs and included in operating expenses under research and development within the relative condensed consolidated statement of operations.

The Company has a lead compound, CC-31244, for its Hepatitis C program, which was created at the Company’s labs in Bothell, Washington, and not part of the acquisition from RFS Pharma. In 2016, the Company initiated and completed a Phase 1A trial with compound CC-31244, and began a Phase 1B trial with CC-31244 that was completed in 2017. In 2018, the Company began a Phase 2A clinical trial with CC-31244 and recently released interim results in January 2019. In late 2018, the Company concluded that given the success of CC-31244 in clinical trials, the Hepatitis C program would move forward solely with CC-31244 without any of the compounds acquired from RFS Pharma. As part of this decision, the Company abandoned all remaining in process research and development intangible assets recognized by the Company and thereafter, terminated its license with Emory University on December 6, 2018 (see Note 10 – Licenses and Collaborations). This resulted in a $53,905,000 impairment in the fourth quarter of 2018. At March 31, 2019 and December 31, 2018, there was no in-process research and development on the Company’s condensed consolidated balance sheets.

At March 31, 2019 and December 31, 2018, the Company had goodwill of $65,195,000 included on the Company’s condensed consolidated balance sheets.

Revenue Recognition

The Company recognizes revenue from research and development arrangements and grant income. In accordance with Accounting Standards Codification (“ASC”) Topic 606–Revenue from Contracts with Customers (“Topic 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. As a result of this agreement, the Company recognized $5,078,000 in revenues on the condensed consolidated statement of operations as consideration in exchange for conveyance of intellectual property rights of $4,368,000 and research and development activities of $710,000, for the three months ended March 31, 2019, respectively, related to influenza A/B program. In addition, included were research and development expenses for the first quarter of 2019 of approximately $755,000 reimbursable by Merck under the terms of the Collaboration Agreement. The remaining receivable balance was recorded in accordance with ASC Topic 606, Revenue from Contracts with Customers and is expected to be recognized ratably over the subsequent seven quarters and received in full. Management reviews accounts receivable regularly to determine, using the specific identification method, if any receivable amounts will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value.

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

As of March 31, 2019, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2019 and therefore recorded no amount for income tax expense for the three months ended March 31, 2019. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

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

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates (“ASUs”) that have been adopted by the Company as of March 31, 2019:

In the fourth quarter of 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), which had no impact on our consolidated financial statements and related footnote disclosures as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K. In January 2019, the Company recognized collaboration revenue in accordance with Topic 606 as presented in the condensed consolidated statement of operations for the three months ended March 31, 2019.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18, in the fourth quarter of 2018, which had no impact on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, nor in the Company’s condensed consolidated financial statements as reported on this Form 10-Q for the three months ended March 31, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases, subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 (collectively, “ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use (“ROU”) asset with a corresponding lease liability. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update, a.) the option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019, b.) short-term lease accounting policy election allowing lessees to not recognize ROU assets and liabilities for leases with a term of 12 months or less, and c.) the option to not separate lease and non-lease components for certain equipment lease asset categories. Adoption of ASC 842 resulted in the initial recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $833,000 on the Company’s consolidated balance sheet in the first quarter of 2019. The Company’s accounting for finance leases (previously referred to as capital leases under ASC 840) remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 12 – Commitments and Contingencies.

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of March 31, 2019, and contain detail regarding the effective dates:

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. This ASU eliminates, adds and modifies certain disclosure requirements for fair value measurements as part of its disclosure framework project. The standard is effective for all entities for financial statements issued for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently assessing this ASU and has not yet determined the impact ASU 2018-13 may have on its condensed consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment is recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2019 and December 31, 2018, property and equipment consists of (in thousands):

	March 31, 2019	December 31, 2018
Lab equipment (excluding equipment under finance leases)	$960	$945
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	347	347
Computer and office equipment	85	75
Total property and equipment	1,392	1,367
Less: accumulated depreciation and amortization	(1,006)	(983)
Property and equipment, net	$386	$384

Total depreciation and amortization expense was $23,000 and $15,000 for the three months ended March 31, 2019 and 2018, which includes amortization expense of $17,000 and $6,000 related to finance lease right-of-use lab equipment, respectively. For additional finance leases information, refer to Note 12 – Commitments and Contingencies.

4. Mortgage Note Receivable

In June 2014, the Company acquired a mortgage note from a bank for approximately $2,626,000 which was collateralized by, among other things, the underlying real estate and related improvements. The property subject to the mortgage was owned by an entity managed by Daniel Fisher and his affiliate, 580 Garcia Properties LLC (the primary obligor of the note). The mortgage note had an original maturity date of August 1, 2032 and bore an interest rate of 7.24%.

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1,400,000 in exchange for the release of the mortgage note and deed of trust, resulting in a net gain of $106,000 for disposal of the mortgage note receivable reflected in the condensed consolidated statement of operations for the three months ended March 31, 2018.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2019	December 31, 2018
Accounts payable	$441	$616
Accrued compensation	98	78
Accrued other expenses	672	383
Total accounts payable and accrued expenses	$1,211	$1,077

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

6. Common Stock

As of March 31, 2019, the Company has authorized 100,000,000 shares of common stock, $.001 par value per share. The Company had 31,620,646 and 29,938,363 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

On January 18, 2018, the Company effected the Reverse Stock Split. See Note 1.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018 the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of March 31, 2019, the underwriter has no further option to purchase additional shares.

On March 13, 2019, the Company closed a private placement of 1,602,283 shares of its common stock and received gross proceeds of $4,182,000, before deducting offering expenses and commissions, resulting in net proceeds of approximately $3,584,000.

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

7. Convertible Notes Payable

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

In May 2018, the Company completed a financing and issued a total of 4,435,527 shares of common stock at $1.90 per share, for gross proceeds and net proceeds of $8,428,000 and $7,680,000, respectively. Although the total gross financing amount did not contractually effectuate the conversion feature of the Convertible Notes’ securities purchase agreements, the Company allowed Purchasers to convert the Convertible Notes to common stock at the $1.90 per share price of the May 2018 financing. All outstanding 8% convertible notes were converted to shares of common stock in May 2018 at the aggregate amount of the principal and accrued interest of for approximately $2,062,000 as of the date of conversion, for a total of 1,085,105 common shares issued. The conversion was approved by disinterested members of the Company’s Board of Directors.

8. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”) under which 1,786,635 shares of common stock had been reserved for issuance to employees and nonemployee directors and consultants of the Company. The Company no longer issues any awards under the 2007 Plan. Holders of outstanding incentive stock options granted under the 2007 Plan are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 2,705,237 (including 1,038,570 initially transferred from the 2007 Plan) shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of March 31, 2019, 1,015,750 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the three months ended March 31, 2019 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	873	1,351	$5.73	$788
Exercised	-	-	-	-
Granted	-	-	-	-
Cancelled	143	(143)	4.16	-
Balance at March 31, 2019	1,016	1,208	$5.91	$-

The Company did not grant any options during the three months ended March 31, 2019, nor the three months ended March 31, 2018.

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2019 and 2018, equity-based compensation expense recorded was $33,000 and $105,000, respectively.

As of March 31, 2019, there was approximately $1,519,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.9 years. For options granted and outstanding, there were 1,208,573 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $5.91, and weighted average remaining contractual term of 6.9 years at March 31, 2019. For vested and exercisable options, outstanding shares totaled 374,822, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $12.13 per share and a weighted-average remaining contractual term of 1.2 years at March 31, 2019.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2019 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 29, 2019 of $2.73 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	March 31, 2019	March 31, 2018
Stock options issued and outstanding	1,208	426
Shares authorized for future option grants	1,016	1,813
Convertible notes	-	247
Warrants outstanding	243	209
Total	2,467	2,695

9. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2019 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total

Outstanding, December 31, 2018	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2019	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2018 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	April 2013 Warrants	October 2013 Warrants	January 2014 Warrants	Total

Outstanding, December 31, 2017	50	26	133	209
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2018	50	26	133	209
Expiration date:	April 25, 2018	October 24, 2023	January 16, 2024

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of March 31, 2019, 159,164 warrants are accounted for as liabilities and 84,211 warrants are accounted for as equity. As of March 31, 2018, 159,164 warrants were accounted for as liabilities and 50,000 warrants were accounted for as equity.

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed consolidated statement of operations as changes in fair value of derivative liabilities.

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2019:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	4.6	4.8
Cumulative volatility	88.49%	88.65%
Risk-free rate	2.20%	2.20%

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2018:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	5.6	5.8
Cumulative volatility	86.73%	87.08%
Risk-free rate	2.59%	2.61%

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

10. Licenses and Collaborations

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

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal received an upfront payment of $4,000,000 and is eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause.

Additional to the upfront payment received, the Company recognized $1,078,000 in revenues on the condensed consolidated statement of operations and recorded the same amount in accounts receivable on the condensed consolidated balance sheet, for the three months ended and as of March 31, 2019, respectively, related to influenza A/B program research and development expenses for the first quarter of 2019 of approximately $755,000 reimbursable by Merck under the terms of the Collaboration Agreement within 45 days of period-end. The remaining receivable balance was recorded in accordance with ASC Topic 606, Revenue from Contracts with Customers and is expected to be recognized ratably over the subsequent seven quarters and received in full. Management reviews accounts receivable regularly to determine, using the specific identification method, if any receivable amounts will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value.

National Institute of Health

Cocrystal has two Public Health Biological Materials License Agreements with the National Institute of Health. The original License Agreements were dated August 31, 2010 and amended on November 6, 2013. The materials licensed are being used in Norovirus assays to screen potential antiviral agents in our library.

11. Net Income (Loss) per Share

The Company accounts for and discloses net income (loss) per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and warrants and the conversion of convertible notes payable.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts) for the three months ended:

	March 31, 2019	March 31, 2018
Numerator:
Net income (loss) attributable to common stockholders	$2,971	$(1,553)

Denominator:
Weighted average number of shares outstanding, basic	30,337	24,384
Adjustment for dilutive effects of warrants, outstanding and in-the-money	26	-
Adjustment for dilutive effects of options, exercisable and in-the-money	8	-
Weighted average number of common shares outstanding, diluted	30,371	24,384

Net income (loss) per common share, basic	$0.10	$(0.06)
Net income (loss) per common share, diluted	$0.10	$(0.06)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2019	2018
Outstanding options to purchase common stock	1,200	426
Warrants to purchase common stock	217	209
Notes payable convertible to common stock	-	247
Total	1,417	882

12. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancelable leases to purchase equipment and for its facilities, including related party leases (see Note 13 – Transactions with Related Parties). As per Note 2, leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. The Company recently signed an amendment to the Bothell, Washington lease agreement by extending the lease term for a period of sixty months from February 2019 through January 2024. For operating leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 4.5 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2019 (in thousands):

2019 (excluding the three months ended March 31, 2019)	$165
2020	225
2021	213
2022	178
2023	183
Thereafter	15
Total operating lease payments	979
Less: present value discount	(161)
Total operating lease liabilities	$818

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2019 and 2018, approximately $16,000 and $17,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term, starting February 2019. The Company has the right to terminate this lease after three years on January 31, 2022, by giving prior notice at least nine months before the early termination date and by paying a termination fee equal to the sum of unamortized leasing commissions and reimbursement for tenant improvements provided by the landlord amortized at 8.0% over the extended term.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company (see Note 13 – Transactions with Related Parties). The lease term is three years with an optional three year extension. On an annualized basis, straight-line rent expense is approximately $58,000, including fixed and estimable fees and taxes.

The offices and laboratory spaces in Tucker, Georgia were leased from a limited liability company owned by one of Cocrystal’s former directors, Dr. Raymond Schinazi and previously leased on a month to month basis (see Note 13 – Transactions with Related Parties). The Company closed its offices and laboratory in Tucker, Georgia, and the final lease-related payment was made in October 2018.

As of March 31, 2019, right-of-use assets obtained in exchange for operating lease liabilities and amortization expense recognized for operating leases was $833,000 and $31,000, respectively. For the three months ended March 31, 2019 and 2018, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $43,000 and $42,000, respectively. Additionally, the Company recognized short-term operating lease expense of $12,000 during the three months ended March 31, 2019, and cash paid for amounts included in the measurement of lease liabilities for operating leases as operating cash out flows in the same period.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire lab equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021, respectively. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 1.4 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of March 31, 2019 (in thousands):

2019 (excluding the three months ended March 31, 2019)	$174
2020	106
2021	15
Total finance lease payments	295
Less: present value discount	(16)
Total finance lease liabilities	$279

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of March 31, 2019, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $347,000 and $23,000, respectively, and depreciation expense for the three months ended March 31, 2019 was $17,000. As of December 31, 2018, total right-of-use assets exchanged for finance lease liabilities was $347,000 and accumulated depreciation for lab equipment under finance leases was $6,000.

At March 31, 2019, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $279,000 and the Company expects to pay future interest charges of $16,000 over the remaining finance lease terms. For the three months ended March 31, 2019, the Company paid $52,000 and $6,000 in principal and interest, respectively, totaling financing cash out flows of $58,000 for amounts included in the measurement of lease liabilities for finance leases and added back to net income the $6,000 of interest expense under cash flows from operating activities. The Company had no leases considered to be finance leases as of March 31, 2018.

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

On September 7, 2018, the SEC filed with the United States District Court for the Southern District of New York a complaint against Dr. Philip Frost, a director and principal stockholder of the Company, a trust Dr. Frost controls and OPKO Health, Inc., a stockholder of the Company, of which Dr. Frost is the Chief Executive Officer, as well as other defendants named therein. On January 10, 2019, the District Court entered final judgments against these defendants on their consent without admitting or denying the allegations set forth in the complaint. Dr. Frost was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933, future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder and participating in penny stock offerings subject to certain exceptions.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit.

While the Company intends to defend itself vigorously from the claims in the aforementioned disputes, it is unable to predict the outcome of these legal proceedings. Any potential loss as a result of these legal proceedings cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for any of the aforementioned claims.

We were recently notified that our insurance company has initially declined to cover the class action and related derivative action described above. The insurance company had previously delayed reimbursing our legal fees related to the SEC subpoena we received in 2015 requesting information, but ultimately paid us that sum and never declined coverage. We have retained specialized insurance legal counsel to analyze and strategize our options. While we cannot quantify the amount of litigation costs, they are likely to be material as would be any adverse judgment or settlement amount.

13. Transactions with Related Parties

Beginning November 2014 to October 2018, the Company leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s former directors and principal shareholder, Dr. Raymond Schinazi. As of October 2018, the Company cancelled the leasing arrangement and closed its office and research lab in Tucker, Georgia. Total rent and other expenses paid in connection with this lease was $0 and $11,000 for the three months ended March 31, 2019 and 2018, respectively.

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $14,000 and $0 for the three months ended March 31, 2019 and 2018, respectively.

As further explained in Note 7 – Convertible Notes Payable, on November 24, 2017, the Company entered into a securities purchase agreement with a company significantly owned by the Company’s former Chairman of the Board and principal shareholder, Dr. Schinazi, pursuant to which the Company sold a principal amount of $500,000 of 8% convertible notes due November 24, 2019. On January 31, 2018, the Company entered into a securities purchase agreement with OPKO Health, Inc. (the “Purchaser”), a Company affiliated with Dr. Frost, pursuant to which the Company borrowed $1,000,000 from the Purchaser in exchange for issuing the Purchaser an 8% convertible note due January 31, 2020.

All 8% convertible notes, including accrued interest, were converted to common stock shares in May 2018 at $1.90 per share. Dr. Schinazi’s affiliated Company received 273,367 shares for its 8% convertible notes balance of approximately $519,000, and OPKO Health, Inc., affiliated with Dr. Frost, received 538,544 shares for its 8% convertible notes balance of approximately $1,023,000 upon conversion. In the condensed consolidated balance sheets, as of March 31, 2019 and December 31, 2018, no amounts remain in convertible notes payable due to related parties.

14. Subsequent Events

The Company has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have been no events that have occurred that would require adjustments to our disclosures in the condensed consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and early clinical stage antiviral compounds for unmet medical needs including influenza virus, Hepatitis C virus (“HCV”), and norovirus infections.

Research and Development Update

During the three months ended March 31, 2019, the Company focused its research and development efforts primarily in three areas:

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

In December 2018, the Company voluntarily terminated a license agreement with Emory University covering the patents and patent applications for HCV inhibitors, which are not essential to our HCV program. See Note 10 – Licenses and Collaborations in the notes to the condensed consolidated financial statements under Item I, above, for more information.

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

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. See Note 10 – Licenses and Collaborations in the notes to the condensed consolidated financial statements under Item I, above, for more information. The Company has identified novel inhibitors effective against both strains A and B that are in the preclinical stage. Several of these have potencies approaching single digit nanomolar.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase inhibitors using the Company’s proprietary structure-based drug design technology platform.

Results of Operations for the Three Months Ended March 31, 2019 compared to the Three Months Ended March 31, 2018

Revenue

Collaboration revenue recorded for the three months ended March 31, 2019 was $5,078,000, compared with $0 for the three months ended March 31, 2018. The revenue from an initial license payment and program services and expense reimbursements received for research and development costs associated with our influenza A/B program in accordance with the Merck Collaboration Agreement executed on January 2, 2019. See Note 10 within the condensed consolidated financial statements for more information.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses for the three months ended March 31, 2019 were $878,000, remaining comparable to expenses of $877,000 for the three months ended March 31, 2018. For the three months ended March 31, 2019, Merck reimbursed us for the research and development expenses related to influenza A/B program. The reimbursement is included in revenue as discussed above.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,323,000 for the three months ended March 31, 2019, compared with $1,190,000 for the three months ended March 31, 2018. The increase of $133,000 was primarily due to increased audit related fees and legal services that included contracts, litigation and patent related matters.

Interest Expense, Net

Interest expense was $6,000 and $32,000 for the three months ended March 31, 2019 and 2018, respectively. The interest amounts represent interest incurred on finance leased lab equipment in 2019, and interest incurred on convertible notes which were converted to common stock in May 2018 (refer to Note 12 and Note 7, respectively, in the condensed consolidated financial statements). Interest income was negligible for the three months ended March 31, 2019 and 2018.

Other Income/(Expense)

Change in the fair value of derivative liabilities for the three months ended March 31, 2019 was $100,000 compared to $21,000 for the three months ended March 31, 2018. In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods.

Other Income for the three months ended March 31, 2018 included a gain of $106,000 on the disposal of its mortgage note. The Company resolved all outstanding claims and disputes with 580 Garcia Properties, LLC. In exchange, the Company received $1,400,000 on February 9, 2018 from a third party. At December 31, 2017, the mortgage note receivable balance was $1,294,000 resulting in the aforementioned gain.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2019. The Company’s effective income tax rate was 0.0% and 21.2% for the three-months ended March 31, 2019 and March 31, 2018, respectively. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

For the three months ended March 31, 2018, we recognized an income tax benefit of approximately $419,000 primarily due to the change in effective federal income tax rates (from 35% to 21%) used to calculate the Company’s deferred tax liability which related to acquired in-process research and development considered to be indefinite-lived intangible assets which totaled $13,163,000 as of March 31, 2018. The Company abandoned the underlying assets associated with in-process research and development (“IPR&D”) intangibles in the fourth quarter of 2018, which were then written off along with the Company’s associated deferred tax liability.

Net Income (Loss)

As a result of the above factors, for the three months ended March 31, 2019, the Company had net income of approximately $2,971,000 compared to a net loss of approximately $1,553,000 for the same period in 2018.

Liquidity and Capital Resources

Net cash provided by operating activities was $2,018,000 for the three months ended March 31, 2019 compared to net cash used in operating activities of $2,078,000 for the same period in 2018. This was primarily due to the revenue resulting from the Collaboration Agreement with Merck (refer to Note 10 – Licenses and Collaborations).

Net cash used for investing activities was approximately $25,000 for the three months ended March 31, 2019 compared to $1,395,000 net cash provided by investing activities for the same period in 2018. For the three months ended March 31, 2019, net cash used for investing activities consisted primarily of capital spending for computers and lab equipment. For the three months ended March 31, 2018, net cash provided by investing activities primarily consisted of the proceeds from the sale of the mortgage note asset for $1,400,000.

For the three months ended March 31, 2019, cash provided by financing activities totaled $3,876,000. Our 2019 financing activities included approximately $3,928,000 net proceeds from the issuance of common stock, reduced by payments made on the Company’s lease liabilities for financed lab equipment. Net cash provided by financing activities was $1,184,000 for the three months ended March 31, 2018. Net cash provided by financing activities during 2018 consisted of $1,000,000 in proceeds from the issuance of convertible notes and $184,000 in proceeds from the exercise of stock options.

To date we have focused our efforts on research and development activities, including through collaborations with suitable partners. We have never been profitable on an annual basis, have no products approved for sale, have not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows on an annual basis since inception.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Based on cash on hand as of May 10, 2019 of approximately $8,500,000, the Company may not have the capital to finance its operations including any unforeseen expenses such as higher than anticipated legal costs and uninsured catastrophe to the Company operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities should the Company be unable to continue as a going concern.

Public and private equity offerings have been our principal source of liquidity.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018 the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of March 31, 2019, the underwriter has no further option to purchase additional shares.

On March 13, 2019, the Company closed a private placement of 1,602,283 shares of its common stock and received gross proceeds of $4,182,000, before deducting offering expenses and commissions, and net proceeds were approximately $3,584,000.

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

As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings and may seek additional capital through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all. Any equity financing may be very dilutive to existing shareholders.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the focus and future progress of our drug development activities, expected timing of announcement of final data from our ongoing Phase 2a HCV study at the University of Maryland School of Medicine, the commencement of the Phase 2a HCV study in Hong Kong, the expected efficiency of our internal controls, and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include risks arising from our reliance on continued collaboration with Merck, the availability of products manufactured by third parties, the ability of clinical research organizations to recruit subjects, unanticipated events which adversely affect the timing and success of our regulatory filings, general risks arising from clinical trials, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates, unexpected adverse events affecting our ability to raise capital, unanticipated litigation and other expenses and factors that affect the capital markets in general and early stage biotechnology companies in particular. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2018, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates

Goodwill. As of March 31, 2019, the Company had a goodwill of $65,195,000. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more. The Company’s last annual impairment assessment was on November 30, 2018.

Revenue recognition. Effective in the fourth quarter of 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606–Revenue from Contracts with Customers.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief executive officer and Chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief executive officer and Chief financial officer concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

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

Other than noted above, there were no changes in internal control over financial reporting that occurred during the three months ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “Annual Report”). The following should be read in conjunction with the information provided in Part I, Item 3 of our Annual Report.

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

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Index to Exhibits” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Dated: May 10, 2019	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: May 10, 2019	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger	8-K	12/1/14	2.1
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019*	10-K	4/1/19	10.12
10.2	Amendment to Equity Distribution Agreement, dated March 20, 2019	8-K	3/26/19	10.1
10.3	Securities Purchase Agreement, dated March 11, 2019	8-K	3/11/19	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 4400 Biscayne Blvd, Suite 101, Miami, FL 33137.

