Form 10-Q
period 2019-06-30
Cocrystal Pharma, Inc.
filed 2019-08-09
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 31,620,646.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED June 30, 2019

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$7,474	$2,723
Restricted cash	50	29
Accounts receivable	914	-
Prepaid expenses and other current assets	95	191
Total current assets	8,533	2,943

Property and equipment, net	368	384
Deposits	50	40
Operating lease right-of-use assets, net	761	-
Goodwill	65,195	65,195
Total assets	$74,907	$68,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,361	$1,077
Deferred rent	-	3
Current maturities of finance lease liabilities	204	214
Current maturities of operating lease liabilities	166	-
Derivative liabilities	123	263
Total current liabilities	1,854	1,557
Long-term liabilities:
Finance lease liabilities	21	117
Operating lease liabilities	614	-
Total long-term liabilities	635	117

Total liabilities	2,489	1,674

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 100,000 shares authorized as of June 30, 2019 and December 31, 2018; 31,621 and 29,938 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	32	30
Additional paid-in capital	258,021	253,949
Accumulated deficit	(185,635)	(187,091)
Total stockholders’ equity	72,418	66,888

Total liabilities and stockholders’ equity	$74,907	$68,562

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Revenues:
Collaboration revenue	$592	$-	$5, 670	$-
	592	-	5,670	-
Operating expenses:
Research and development	1,091	1,119	1,969	1,997
General and administrative	1,051	1,013	2,374	2,205
Total operating expenses	2,142	2,132	4,343	4,202

Income (loss) from operations	(1,550)	(2,132)	1,327	(4,202)

Other (expense) income:
Interest expense, net	(5)	(24)	(11)	(55)
Gain on settlement of mortgage note receivable	-	-	-	106
Change in fair value of derivative liabilities	40	259	140	281
Total other income, net	35	235	129	332

Income (loss) before income taxes	(1,515)	(1,897)	1,456	(3,870)

Income tax benefit	-	554	-	973

Net income (loss)	$(1,515)	$(1,343)	$1,456	$(2,897)

Net income (loss) per common share, basic and diluted	$(0.05)	$(0.05)	0.05	(0.11)
Weighted average number of common shares outstanding, basic	31,621	27,716	30,986	26,050
Weighted average number of common shares outstanding, diluted	31,621	27,716	31,006	26,050

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	33	-	33
Sale of common stock, net of transaction costs	1,683	2	3,926	-	3,928
Net income	-	-	-	2,971	2,971
Balance as of March 31, 2019	31,621	32	257,908	(184,120)	73,820
Stock-based compensation	-	-	113	-	113
Net loss	-	-	-	(1,515)	(1,515)
Balance as of June 30, 2019	31,621	$32	$258,021	$(185,635)	$72,418

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Stock-based compensation	-	-	105	-	105
Exercise of common stock options	127	-	184	-	184
Net loss	-	-	-	(1,553)	(1,553)
Balance as of March 31, 2018	24,402	$24	$243,708	$(139,596)	$104,136
Sale of common stock, net of transaction costs	4,435	5	7,679	-	7,684
Stock-based compensation	-	-	107	-	107
Convertible debt instruments	1,085	1	2,061	-	2,062
Exercise of common stock options	1	-	1	-	1
Net loss	-	-	-	(1,344)	(1,344)
Balance as of June 30, 2018	29,923	$30	$253,556	$(140,940)	$112,646

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2019	2018

Operating activities:
Net income (loss)	$1,456	$(2,897)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	45	29
Operating lease expense	72	-
Stock-based compensation	146	212
Interest expense, net	11	55
Payments on operating lease liabilities	(53)	-
Gain on settlement of mortgage note receivable	-	(106)
Change in fair value of derivative liabilities	(140)	(281)
Deferred income tax benefit	-	(973)
Changes in operating assets and liabilities:
Accounts receivable	(914)	-
Prepaid expenses and other current assets	96	(124)
Deposits	(10)	-
Accounts payable and accrued expenses	284	(72)
Deferred rent	(3)	(14)
Net cash provided by (used in) operating activities	990	(4,171)

Investing activities:
Purchases of property and equipment	(29)	(5)
Proceeds from settlement of mortgage note receivable	-	1,400
Net cash (used in) provided by investing activities	(29)	1,395

Financing activities:
Payments on finance lease liabilities	(117)	-
Proceeds from exercise of stock options	-	185
Proceeds from sale of common stock, net of transaction costs	3,928	7,684
Proceeds from issuance of convertible notes	-	1,000
Net cash provided by financing activities	3,811	8,869

Net increase in cash and restricted cash	4,772	6,093
Cash and restricted cash at beginning of period	2,752	777
Cash and restricted cash at end of period	$7,524	$6,870

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$833	$-
Issuance of commons stock upon conversion of notes payable	$-	$2,062

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

On January 18, 2018, the Company’s Board of Directors (the “Board”) filed an amendment (the “Amendment”) with the Delaware Secretary of State to affect a one-for-thirty reverse split (the “Reverse Stock Split”) of the Company’s class of common stock. The Amendment took effect on January 24, 2018. The Reverse Stock Split did not change the authorized number of shares of common stock. Pursuant to the terms of the Company’s then outstanding convertible notes (see Note 7 – Convertible Notes Payable), its options and warrants have been proportionately adjusted to reflect the Reverse Stock Split. A proportionate adjustment was made to the per share exercise price, number of shares issued, and shares reserved for issuance under all of the Company’s equity compensation plans.

All per share amounts and number of shares in the condensed consolidated financial statements and related notes presented have been retroactively restated to reflect the Reverse Stock Split.

The Company’s activities since inception have principally consisted of acquiring potential product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop and maintain strategic alliances. Through December 31, 2018, the Company has primarily funded its operations through equity offerings.

On January 31, 2019, the Company received an upfront non-refundable payment of $4,000,000 and anticipates future payments for employees and research expense reimbursements over the term of our collaboration with Merck Sharp & Dohme Corp. (“Merck”), effective January 2, 2019 (refer to Note 10 – Licenses and Collaborations).

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has earned income from operations of $1,327,000 and incurred losses from operations of $4,202,000 in the six months ended June 30, 2019 and 2018, respectively, and incurred losses from operations of $1,550,000 and $2,132,000 in the three months ended June 30, 2019 and 2018, respectively.

The Company will need to continue obtaining adequate capital to fund its operations until it becomes profitable on a consistent basis. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities should the Company be unable to continue as a going concern.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two United States financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At June 30, 2019 and December 31, 2018, our primary operating account held approximately $7,474,000 and $2,723,000 and our collateral account balance held at a different institution was $50,000 and $29,000, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of June 30, 2019 and 2018, nor as of December 31, 2018.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30, 2019	June 30, 2018
Cash	$7,474	$6,841
Restricted cash	50	29
Total cash and restricted cash shown in the statements of cash flows	$7,524	$6,870

Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements.

Leases

Prior to January 1, 2019, the Company accounted for leases under Accounting Standards Codification (“ASC”) 840, Accounting for Leases. Effective from January 1, 2019, the Company adopted the guidance of ASC 842, Leases, which requires an entity to recognize a right-of-use asset and a lease liability for virtually all leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019 resulted in the recognition of operating lease right-of-use assets and lease liabilities of approximately $833,000 and did not result in a cumulative-effect adjustment to accumulated deficit.

Fair Value Measurements

FASB Accounting Standards Codification 820 (“ASC 820”) defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

The following tables present a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date presented as of June 30, 2019 and December 31, 2018, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	June 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$7,524	$7,524	$-	$-
Total assets	$7,524	$7,524	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 9)	$123	$-	$-	$123
Total liabilities	$123	$-	$-	$123

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$2,752	$2,752	$-	$-
Total assets	$2,752	$2,752	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 9)	$263	$-	$-	$263
Total liabilities	$263	$-	$-	$263

The Company has not transferred any financial instruments into or out of Level 3 classification during the six months ended June 30, 2019 and 2018. A reconciliation of the beginning and ending Level 3 liabilities is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	June 30, 2019	June 30, 2018
Balance, January 1,	$263	$569
Change in fair value of warrants potentially settleable in cash (Note 9)	(140)	(281)
Balance at June 30,	$123	$288

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

In-process research and development assets are accounted for as indefinite-lived intangible assets and maintained on the balance sheet until either the underlying project is completed, or the asset becomes impaired. If the project is completed, the carrying value of the related intangible assets are amortized to cost of sales over the remaining estimated life of the asset(s), beginning in the period in which the project is completed. If the intangible asset becomes impaired or the related project is abandoned, the carrying value of the underlying intangible asset is written down to its fair value and an impairment charge is recorded in the period in which the impairment occurs and included in operating expenses under research and development within the relative condensed consolidated statement of operations.

The Company has a lead compound, CC-31244, for its Hepatitis C program, which was created at the Company’s labs in Bothell, Washington, and not part of the acquisition from RFS Pharma. In 2016, the Company initiated and completed a Phase 1A trial with compound CC-31244 and began a Phase 1B trial with CC-31244 that was completed in 2017. In 2018, the Company began a Phase 2A clinical trial with CC-31244 and recently released interim results in January 2019. In late 2018, the Company concluded that given the success of CC-31244 in clinical trials, the Hepatitis C program would move forward solely with CC-31244 without any of the compounds acquired from RFS Pharma. As part of this decision, the Company abandoned all remaining in process research and development intangible assets recognized by the Company and thereafter, terminated its license with Emory University on December 6, 2018. This resulted in a $53,905,000 impairment in the fourth quarter of 2018. At June 30, 2019 and December 31, 2018, there was no in-process research and development on the Company’s condensed consolidated balance sheets.

At June 30, 2019 and December 31, 2018, the Company had goodwill of $65,195,000 included on the Company’s condensed consolidated balance sheets.

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

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. As a result of this agreement, the Company recognized $4,368,000 in revenues as consideration in exchange for conveyance of intellectual property rights at the signing of the agreement and also receives revenues for reimbursement of research and development activities related to its influenza A/B program. Per the Collaboration Agreement, $4,000,000 was received as a milestone upfront payment, and the remaining amount recorded as a receivable in accordance with ASC Topic 606, Revenue from Contracts with Customers. The receivable is recognized as revenue ratably each quarter through the term of the agreement. Management reviews accounts receivable regularly to determine, using the specific identification method, if any receivable amounts will potentially be uncollectible and to estimate the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. Research and development expenses reimbursed by Merck and recognized as revenue for the three and six months ended June 30, 2019 were $592,000 and $1,302,000, respectively, resulting in total revenue related to the Collaboration Agreement included in the condensed statements of operations for the six months ended June 30, 2019 of $5,670,000.

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

As of June 30, 2019, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2019 and therefore recorded no amount for income tax expense for the six months ended June 30, 2019. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

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

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates (“ASUs”) that have been adopted by the Company as of June 30, 2019:

In 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), which had no impact on our consolidated financial statements and related footnote disclosures as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K. In January 2019, the Company recognized collaboration revenue in accordance with Topic 606 as presented in the condensed consolidated statement of operations for the six months ended June 30, 2019.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18, in the fourth quarter of 2018, which had no impact on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, nor in the Company’s condensed consolidated financial statements as reported on this Form 10-Q for the six months ended June 30, 2019.

In February 2016, the FASB issued ASU No. 2016-02, Leases, subsequently amended by ASU No. 2018-01, ASU No. 2018-10 and ASU No. 2018-11 (collectively, “ASC 842”), which requires lessees to recognize most leases on their balance sheets as a right-of-use (“ROU”) asset with a corresponding lease liability. Additional qualitative and quantitative disclosures are also required. The Company adopted the standard effective January 1, 2019 using the cumulative-effect adjustment transition method, which applies the provisions of the standard at the effective date without adjusting the comparative periods presented. The Company adopted the following practical expedients and elected the following accounting policies related to this standard update, a.) the option to not reassess prior conclusions related to the identification, classification and accounting for initial direct costs for leases that commenced prior to January 1, 2019, b.) short-term lease accounting policy election allowing lessees to not recognize ROU assets and liabilities for leases with a term of 12 months or less, and c.) the option to not separate lease and non-lease components for certain equipment lease asset categories. Adoption of ASC 842 resulted in the initial recognition of operating lease right-of-use assets and corresponding lease liabilities of approximately $833,000 on the Company’s consolidated balance sheet. The Company’s accounting for finance leases (previously referred to as capital leases under ASC 840) remained substantially unchanged. The standard did not materially impact operating results or liquidity. Disclosures related to the amount, timing and uncertainty of cash flows arising from leases are included in Note 12 – Commitments and Contingencies.

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of June 30, 2019, and contain detail regarding the effective dates:

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of June 30, 2019 and December 31, 2018, property and equipment consists of (in thousands):

	June 30, 2019	December 31, 2018
Lab equipment (excluding equipment under finance leases)	$960	$945
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	347	347
Computer and office equipment	89	75
Total property and equipment	1,396	1,367
Less: accumulated depreciation and amortization	(1,028)	(983)
Property and equipment, net	$368	$384

Total depreciation and amortization expense was $22,000 and $45,000 for the three and six months ended June 30, 2019, which includes amortization expense of $18,000 and $35,000 related to finance lease right-of-use lab equipment, respectively. Total depreciation and amortization expense were $14,000 and $29,000 for the three and six months ended June 30, 2018, respectively, and included no amortization expense for finance lease right-of-use assets. For additional finance leases information, refer to Note 12 – Commitments and Contingencies.

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

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1,400,000 in exchange for the release of the mortgage note and deed of trust, resulting in a net gain of $106,000 for disposal of the mortgage note receivable reflected in the condensed consolidated statement of operations for the six months ended June 30, 2018.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2019	December 31, 2018
Accounts payable	$1,071	$616
Accrued compensation	105	78
Accrued other expenses	185	383
Total accounts payable and accrued expenses	$1,361	$1,077

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

6. Common Stock

As of June 30, 2019, the Company has authorized 100,000,000 shares of common stock, $.001 par value per share. The Company had 31,620,646 and 29,938,363 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively. The holders of common stock are entitled to one vote for each share of common stock held.

On January 18, 2018, the Company effected the Reverse Stock Split. See Note 1.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018 the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of June 30, 2019, the underwriter has no further option to purchase additional shares.

On March 13, 2019, the Company closed a private placement of 1,602,283 shares of its common stock and received gross proceeds of $4,182,000, before deducting offering expenses and commissions, resulting in net proceeds of approximately $3,584,000.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the Distribution Agreement, dated July 19, 2018 by and among the Company, Ladenburg, Barrington, and AGP. In December 2018, Ladenburg terminated its role as a party. The Company also terminated the engagement of Barrington as a sales agent under the Distribution Agreement effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP. In January 2019, we sold 80,000 shares of common stock under the Distribution Agreement and received net proceeds of approximately $344,000.

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

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which, as amended, 5,000,000 (including 1,038,570 initially transferred from the 2007 Plan) shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of June 30, 2019, 3,530,044 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the six months ended June 30, 2019 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	873	1,351	$5.73	$788
Exercised	-	-	-	-
Granted	2,295	-	-	-
Cancelled	362	(362)	5.80	-
Balance at June 30, 2019	3,530	989	$5.70	$-

On June 21, 2019, the Company held its annual shareholder meeting and voted to increase the number of shares reserved and available for grant under the amended 2015 Plan by 2,294,762 shares of common stock. No options were granted during the six months ended June 30, 2019, nor the six months ended June 30, 2018.

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and six months ended June 30, 2019 and 2018, equity-based compensation expense recorded was $33,000 and $146,000, and $105,000 and $212,000, respectively.

As of June 30, 2019, there was approximately $1,385,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.8 years. For options granted and outstanding, there were 989,041 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $5.70, and weighted average remaining contractual term of 8.0 years at June 30, 2019. Of those outstanding, vested and exercisable options totaled 174,041 options, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $19.39 per share and a weighted-average remaining contractual term of 2.4 years at June 30, 2019.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2019 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 28, 2019 of $2.35 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	June 30, 2019	June 30, 2018
Stock options issued and outstanding	989	426
Shares authorized for future option grants	3,530	1,813
Warrants outstanding	243	243
Total	4,762	2,482

9. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2019 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total

Outstanding, December 31, 2018	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2019	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

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

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of June 30, 2019, and 2018, 159,164 warrants are accounted for as liabilities and 84,211 warrants are accounted for as equity.

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2019:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	4.3	4.6
Cumulative volatility	87.62%	89.39%
Risk-free rate	1.74%	1.75%

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2018:

	October 2013 warrants	January 2014 warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	5.32	5.55
Cumulative volatility %	88.17%	88.59%
Risk-free rate %	2.74%	2.75%

As of the second quarter in 2019, the Company’s available historical market prices and price volatility exceeded the remaining contractual terms of outstanding warrants accounted for as liabilities. Therefore, as of June 30, 2019, the Company calculated the cumulative volatility percentage used in the Black-Scholes option-pricing model based on its own historical price volatility. In prior periods, including as of June 30, 2018, the Company estimated volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock had limited trading history and limited observable volatility of its own. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero-coupon rates in effect at the balance sheet date. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

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

As a result of this agreement, the Company recognized revenue of $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the time of the agreement signing in accordance with ASC Topic 606, Revenue from Contracts with Customers, which included the $4,000,000 milestone upfront payment, since received and recognized as collaboration revenues during the first quarter of 2019.

Research and development expenses related to our influenza A/B program which are reimbursable by Merck within 45 days of period-end under the terms of the Collaboration Agreement and recognized as collaboration revenue were $592,000 and $1,302,000 for the three and six months ended June 30, 2019, respectively. Total revenue of $5,670,000 included in the condensed consolidated statement of operations for the six months ended June 30, 2019 is related to this Collaboration Agreement. As of June 30, 2019, $914,000 is due from Merck under these agreements.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts) for the six months ended:

	June 30, 2019	June 30, 2018
Numerator:
Net income (loss) attributable to common stockholders	$1,456	$(2,897)

Denominator:
Weighted average number of shares outstanding, basic	30,986	26,050
Adjustment for dilutive effects of warrants, outstanding and in-the-money	20	-
Adjustment for dilutive effects of options, exercisable and in-the-money	-	-
Weighted average number of common shares outstanding, diluted	31,006	26,050

Net income (loss) per common share, basic	$0.05	$(0.11)
Net income (loss) per common share, diluted	$0.05	$(0.11)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	988	426	988	426
Warrants to purchase common stock	243	243	223	243
Total	1,231	669	1,211	669

12. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancelable leases to purchase equipment and for its facilities, including related party leases (see Note 13 – Transactions with Related Parties). As per Note 2, leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. The Company recently signed an amendment to the Bothell, Washington lease agreement by extending the lease term for a period of sixty months from February 2019 through January 2024. For operating leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 4.2 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2019 (in thousands):

2019 (excluding the six months ended June 30, 2019)	$111
2020	225
2021	213
2022	178
2023	183
Thereafter	15
Total operating lease payments	925
Less: present value discount	(145)
Total operating lease liabilities	$780

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the six months ended June 30, 2019 and 2018, approximately $41,000 and $33,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

As of June 30, 2019, right-of-use assets obtained in exchange for operating lease liabilities and amortization expense recognized for operating leases was $833,000 and $72,000, respectively. For the six months ended June 30, 2019 and 2018, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $100,000 and $83,000, respectively. Additionally, the Company recognized short-term operating lease expense of $12,000 during the six months ended June 30, 2019, and cash paid for amounts included in the measurement of lease liabilities for operating leases as operating cash out flows in the same period.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire lab equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021, respectively. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 1.1 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of June 30, 2019 (in thousands):

2019 (excluding the six months ended June 30, 2019)	$116
2020	106
2021	15
Total finance lease payments	237
Less: present value discount	(12)
Total finance lease liabilities	$225

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of June 30, 2019, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $347,000 and $41,000, respectively, and depreciation expense for the six months ended June 30, 2019 was $35,000. As of December 31, 2018, total right-of-use assets exchanged for finance lease liabilities was $347,000 and accumulated depreciation for lab equipment under finance leases was $6,000.

At June 30, 2019, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $225,000 and the Company expects to pay future interest charges of $12,000 over the remaining finance lease terms. For the six months ended June 30, 2019, the Company paid $106,000 and $11,000 in principal and interest, respectively, totaling financing cash out flows of $117,000 for amounts included in the measurement of lease liabilities for finance leases and added back to net income the $11,000 of interest expense under cash flows from operating activities. The Company had no leases considered to be finance leases as of June 30, 2018.

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

On September 20, 2018, a class action lawsuit was filed with the United States District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additionally, the complaint alleges that certain current and former executive officers of the Company violated Section 20(a) of the Exchange Act. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. The plaintiff seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. On June 25, 2019, the plaintiffs in the class action lawsuit filed an amended class action complaint.

On January 16, 2019, Ms. Susan Church, a stockholder of the Company, filed with the United States District Court for the Western District of Washington a derivative suit against certain current and former executive officers and directors of the Company alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the rules governing proxy solicitation. Church seeks, among other things, money damages, disgorgement of profits from alleged wrongful conduct, including cash bonuses, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. The attorneys have agreed to a stay of the derivative suit pending resolution of the class action.

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

On July 8, 2019, Mr. Pederson filed a lawsuit in the U.S. District Court in Minnesota against the Company, Dr. Frost and Mr. Daniel Fisher. See Note 4 for information on Mr. Fisher. While the Company, to its knowledge, has not been served, it has obtained a copy of the complaint. In his complaint, Pederson alleges tortious interference by the Company and Dr. Frost with the collaboration agreement between Mr. Pederson and Mr. Fisher. Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial.

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

13. Transactions with Related Parties

Beginning November 2014 to October 2018, the Company leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s former directors and principal shareholder, Dr. Raymond Schinazi. As of October 2018, the Company cancelled the leasing arrangement and closed its office and research lab in Tucker, Georgia. Total rent and other expenses paid in connection with this lease were $0 and $26,000 for the six months ended June 30, 2019 and 2018, respectively.

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $28,000 and $0 for the six months ended June 30, 2019 and 2018, respectively.

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

All 8% convertible notes, including accrued interest, were converted to common stock shares in May 2018 at $1.90 per share. Dr. Schinazi’s affiliated Company received 273,367 shares for its 8% convertible notes balance of approximately $519,000, and OPKO Health, Inc., affiliated with Dr. Frost, received 538,544 shares for its 8% convertible notes balance of approximately $1,023,000 upon conversion. In the condensed consolidated balance sheets, as of June 30, 2019 and December 31, 2018, no amounts remain in convertible notes payable due to related parties.

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

Research and Development Update

During the six months ended June 30, 2019, the Company focused its research and development efforts primarily in three areas: (i) Hepatitis C, (ii) Influenza and (iii) Norovirus Infections.

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

On January 22, 2019 the Company announced safety and preliminary efficacy data for the Phase 2a study. All subjects had completed the six-week treatment regimen. The treatment was well tolerated with no study discontinuations due to adverse events. Eight of 12 subjects achieved the primary efficacy endpoint of sustained virologic response at 12 weeks after completion of treatment (SVR12). SVR12 is defined as undetectable virus in blood 12 weeks after completion of treatment and is considered a virologic cure. The trial was conducted at the Institute of Human Virology, University of Maryland School of Medicine and the final study report is expected during the second half of 2019.

In addition, in October 2018, the Company signed a Clinical Trial Agreement for an investigator-initiated study with the Humanity & Health Research Centre in Hong Kong, China. The Phase 2a study of CC-31244 for the treatment of HCV, which commenced in May 2019, is being sponsored and conducted by the Humanity & Health Research Centre in Hong Kong under the guidance of Dr. George Lau, MBBS (HKU), M.D. (HKU), FRCP (Edin, Lond), FHKAM (Med), FHKCP, FAASLD, Chairman of Humanity and Health Medical Centre, Hong Kong. The Company has provided CC-31244 for use in the Phase 2a study. The Phase 2a open-label study will evaluate the safety, tolerability and preliminary efficacy of Cocrystal’s CC-31244 in combination with Sofosbuvir and Daclatasvir with or without a protease inhibitor, for the treatment of hepatitis C.

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

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck is funding research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. See Note 10 – Licenses and Collaborations in the notes to the condensed consolidated financial statements under Item I, above, for more information. The Company has identified novel inhibitors effective against both strains A and B that are in the preclinical stage. Several of these have potencies approaching single digit nanomolar.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase inhibitors using the Company’s proprietary structure-based drug design technology platform.

Results of Operations for the Three and Six Months Ended June 30, 2019 compared to the Three and Six Months Ended June 30, 2018

Revenues

Collaboration revenue recorded for the three and six months ended June 30, 2019 was $592,000 and $5,670,000, respectively, compared with $0 for the three and six months ended June 30, 2018. The 2019 revenue is from an initial license payment and program services and expense reimbursements received for research and development costs associated with our influenza A/B program in accordance with the Merck Collaboration Agreement executed on January 2, 2019. Our expense reimbursement was higher during the three months ended March 31, 2019 compared to the three months ended June 30, 2019 due in part to the transfer of influenza A/B program technology from our third-party vendors to Merck as part of the Merck Collaboration Agreement. As the result, our influenza A/B program expenses decreased during the three and six months ended June 30, 2019 compared to the prior year periods. See Note 10 within the condensed consolidated financial statements for more information.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses for the three months ended June 30, 2019 were $1,091,000, remaining comparable to expenses of $1,119,000 for the three months ended June 30, 2018. Total research and development expenses for the six months ended June 30, 2019 were $1,969,000, remaining comparable to expenses of $1,997,000 for the six months ended June 30, 2018. For the six months ended June 30, 2019, Merck reimbursed us for certain research and development expenses related to our influenza A/B program in accordance with the Collaboration Agreement and the reimbursement is included in revenues, as discussed above.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,051,000 for the three months ended June 30, 2019, compared with $1,013,000 for the six months ended June 30, 2018. The increase of $38,000 was primarily due to increased audit related fees and legal services that included contracts and litigation related matters.

General and administrative expenses were approximately $2,374,000 for the six months ended June 30, 2019, compared with $2,205,000 for the six months ended June 30, 2018. The increase of $169,000 was primarily due to increased audit related fees and legal services that included contracts, litigation and patent related matters.

Interest Expense, Net

Interest expense was $5,000 and $11,000 for the three months and six months ended June 30, 2019, respectively. Interest expense was $24,000 and $55,000 for the three months and six months ended June 30, 2018, respectively. The interest amounts in 2019 represent interest incurred on finance leased lab equipment, and 2018 interest incurred was on convertible notes which were converted to common stock in May 2018 (refer to Note 12 and Note 7, respectively, in the condensed consolidated financial statements). Interest income was negligible for the three and six months ended June 30, 2019 and 2018.

Other Income/(Expense)

Change in the fair value of derivative liabilities for the six months ended June 30, 2019 was $140,000 compared to $281,000 for the six months ended June 30, 2018. In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods.

Also included as other income for the six months ended June 30, 2018 is a gain of $106,000 on the disposal of its mortgage note. The Company resolved all outstanding claims and disputes with 580 Garcia Properties, LLC. In exchange, the Company received $1,400,000 on February 9, 2018 from a third party. At December 31, 2017, the mortgage note receivable balance was $1,294,000 resulting in the aforementioned gain.

Income Taxes

No income tax benefit or expense was recognized for the three and six months ended June 30, 2019. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

For the three and six months ended June 30, 2018, we recognized an income tax benefit of approximately $554,000 and $973,000, respectively, primarily due to the change in effective federal income tax rates (from 35% to 21%) used to calculate the Company’s deferred tax liability which related to acquired in-process research and development considered to be indefinite-lived intangible assets and totaled $12,609,000 as of June 30, 2018. The Company abandoned the underlying assets associated with in-process research and development (“IPR&D”) intangibles in the fourth quarter of 2018, which were then written off along with the Company’s associated deferred tax liability.

Net Income (Loss)

As a result of the above factors, the Company had net income of approximately $1,456,000 compared to a net loss of approximately $2,897,000 for the six months ended June 30, 2019 and 2018, respectively, and a net loss of approximately $1,515,000 and $1,343,000 for the three months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash provided by operating activities was $990,000 for the six months ended June 30, 2019 compared to net cash used in operating activities of $4,171,000 for the same period in 2018. This was primarily due to the revenue resulting from the Collaboration Agreement with Merck (refer to Note 10 – Licenses and Collaborations).

Net cash used for investing activities was approximately $29,000 for the six months ended June 30, 2019 compared to $1,395,000 net cash provided by investing activities for the same period in 2018. For the six months ended June 30, 2019, net cash used for investing activities consisted primarily of capital spending for computers and lab equipment. For the six months ended June 30, 2018, net cash provided by investing activities primarily consisted of the proceeds from the sale of the mortgage note asset for $1,400,000.

For the six months ended June 30, 2019, cash provided by financing activities totaled $3,811,000. Our 2019 financing activities included approximately $3,928,000 net proceeds from the issuance of common stock, reduced by payments of $117,000 made on the Company’s lease liabilities for financed lab equipment. Net cash provided by financing activities was $8,869,000 for the six months ended June 30, 2018. Net cash provided by financing activities during the six months ended June 30, 2018 consisted of $7,684,000 net proceeds from the issuance of common stock, $1,000,000 in proceeds from the issuance of convertible notes, and $185,000 in proceeds from the exercise of stock options.

To date we have focused our efforts on research and development activities, including through collaborations with suitable partners. We have never been profitable on an annual basis, have no products approved for sale, have not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows on an annual basis since inception.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Based on cash on hand as of August 9, 2019 of approximately $7.2 million, the Company may not have the capital to finance its operations including any unforeseen expenses such as higher than anticipated legal costs and uninsured catastrophe to the Company operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities should the Company be unable to continue as a going concern.

Historical Financings

Historically, public and private equity offerings have been our principal source of liquidity.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.767 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018, the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of June 30, 2019, the underwriter has no further option to purchase additional shares.

On March 13, 2019, the Company closed a private placement of 1,602,283 shares of its common stock and received gross proceeds of $4,182,000, before deducting offering expenses and commissions, and net proceeds were approximately $3,584,000.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the previously disclosed Equity Distribution Agreement, dated July 19, 2018 (the “Distribution Agreement”) by and among the Company, Ladenburg Thalmann & Co. Inc., Barrington Research Associates, Inc. (“Barrington”), and Alliance Global Partners (“AGP”). Previously, on December 14, 2018, the Company received notice from Ladenburg regarding the termination of its engagement as a sales agent under the Distribution Agreement. On March 20, 2019, the Company terminated Barrington’s engagement as a sales agent under the Distribution Agreement, effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP. In January 2019, we sold 80,000 shares of common stock under the Distribution Agreement and received net proceeds of approximately $344,000.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future progress of our Phase 2a open-label study in Hong Kong, the expected timing of our Phase 1 Influenza study, our continued future collaboration with Merck under the Collaboration Agreement, and our liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include risks arising from our reliance on continued collaboration with Merck, the availability of products manufactured by third parties, the ability of clinical research organizations to recruit subjects and complete studies in a timely manner or at all, including as the result of civil unrest and political instability in Hong Kong, unanticipated events which adversely affect the timing and success of our regulatory filings, general risks arising from clinical trials, failure to develop products which are deemed safe and effective and other issues which affect our ability to commercialize our product candidates, unexpected adverse events affecting our ability to raise capital, unanticipated litigation and other expenses and factors that affect the capital markets in general and early stage biotechnology companies in particular. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2018. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2019.

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

Other than noted above, there were no changes in internal control over financial reporting that occurred during the six months ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 16, 2019, Ms. Susan Church, a stockholder of the Company, filed with the United States District Court for the Western District of Washington a derivative suit against certain current and former executive officers and directors of the Company alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the rules governing proxy solicitation. Church seeks, among other things, money damages, disgorgement of profits from alleged wrongful conduct, including cash bonuses, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. The attorneys have agreed to stay this derivative suit pending resolution of the class action discussed below.

On September 20, 2018, a class action lawsuit was filed with the United States District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additionally, the complaint alleges that certain current and former executive officers of the Company violated Section 20(a) of the Exchange Act. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. The plaintiffs seek damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. On June 25, 2019, the plaintiffs in the class action lawsuit filed an amended class action complaint.

On July 8, 2019, Mr. Lee Pederson filed a lawsuit in the United States District Court for the District of Minnesota against the Company, Dr. Phillip Frost and Mr. Daniel Fisher. While the Company, to its knowledge, has not been served, it has obtained a copy of the complaint. In his complaint, Pederson alleges tortious interference by the Company and Dr. Frost with the collaboration agreement between Mr. Pederson and Mr. Fisher. Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial.

ITEM 1.A RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Delays and disruptions in our clinical studies, including our Phase 2a Hepatitis C study in Hong Kong, due to political instability, civil unrest, or acts of terrorism could negatively impact our business and future prospects.

The Phase 2a study of CC-31244 for the treatment of HCV, which commenced in May 2019, is being sponsored and conducted by the Humanity & Health Research Centre in Hong Kong, China. Hong Kong has recently experienced a series of large-scale protests, which have grown increasingly violent since they first started in March 2019. The protests may disrupt the Phase 2a study. If the protests continue and/or escalate further, it could prevent the Humanity & Health Research Centre from completing the Phase 2a study in a timely manner or at all. If the Humanity & Health Research Centre fails to complete the Phase 2a study as the result of continuing civil unrest and political instability in Hong Kong, it could negatively affect our ability to advance negotiations with potential strategic collaboration partners for the development and commercialization of CC-31244, which in its turn would have a material adverse effect on our business and future prospects.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Cocrystal Pharma, Inc.

Dated: August 9, 2019	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: August 9, 2019	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
2.1	Agreement and Plan of Merger*	8-K	12/1/14	2.1
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019**	10-K	4/1/19	10.12
10.2	Amendment to Equity Distribution Agreement, dated March 20, 2019	8-K	3/26/19	10.1
10.3	Form of Securities Purchase Agreement, dated March 11, 2019*	8-K	3/11/19	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished***
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Certain exhibits and schedules have been omitted. The Company undertakes to furnish the omitted items to the SEC upon request.

** Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

*** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 4400 Biscayne Blvd, Suite 101, Miami, FL 33137.

