Form 10-Q
period 2019-09-30
Cocrystal Pharma, Inc.
filed 2019-11-12
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 8, 2019, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 35,150,058.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2019

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2019	December 31, 2018
	(unaudited)
Assets
Current assets:
Cash	$5,994	$2,723
Restricted cash	50	29
Accounts receivable	768	-
Prepaid expenses and other current assets	201	191
Total current assets	7,013	2,943

Property and equipment, net	459	384
Deposits	50	40
Operating lease right-of-use assets, net	720	-
Goodwill	65,195	65,195
Total assets	$73,437	$68,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,690	$1,077
Deferred rent	-	3
Current maturities of finance lease liabilities	154	214
Current maturities of operating lease liabilities	171	-
Derivative liabilities	90	263
Total current liabilities	2,105	1,557
Long-term liabilities:
Finance lease liabilities	18	117
Operating lease liabilities	569	-
Total long-term liabilities	587	117

Total liabilities	2,692	1,674

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 100,000 shares authorized as of September 30, 2019 and December 31, 2018; 31,621 and 29,938 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	32	30
Additional paid-in capital	258,128	253,949
Accumulated deficit	(187,415)	(187,091)
Total stockholders’ equity	70,745	66,888

Total liabilities and stockholders’ equity	$73,437	$68,562

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Revenues:
Collaboration revenue	$492	$-	$6,162	$-
Total Revenues	492	-	6,162	-
Operating expenses:
Research and development	1,077	1,467	3,046	3,464
General and administrative	1,223	952	3,597	3,157
Total operating expenses	2,300	2,419	6,643	6,621

Loss from operations	(1,808)	(2,419)	(481)	(6,621)

Other (expense) income:
Interest expense, net	(5)	-	(16)	(55)
Gain on settlement of mortgage note receivable	-	-	-	106
Loss on disposal of property and equipment	-	(61)	-	(61)
Change in fair value of derivative liabilities	33	129	173	410
Total other income, net	28	68	157	400

Loss before income taxes	(1,780)	(2,351)	(324)	(6,221)

Income tax benefit	-	483	-	1,459

Net loss	$(1,780)	$(1,868)	$(324)	$(4,762)

Net loss per common share:
Loss per share, basic and diluted	$(0.06)	$(0.06)	$(0.01)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	31,621	29,923	31,201	27,360

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	33	-	33
Sale of common stock, net of transaction costs	1,683	2	3,926	-	3,928
Net income	-	-	-	2,971	2,971
Balance as of March 31, 2019	31,621	$32	$257,908	$(184,120)	$73,820
Stock-based compensation	-	-	113	-	113
Net loss	-	-	-	(1,515)	(1,515)
Balance as of June 30, 2019	31,621	$32	$258,021	$(185,635)	$72,418
Stock-based compensation	-	-	107	-	107
Net loss	-	-	-	(1,780)	(1,780)
Balance as of September 30, 2019	31,621	$32	$258,128	$(187,415)	$70,745

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Stock-based compensation	-	-	105	-	105
Exercise of common stock options	127	-	184	-	184
Net loss	-	-	-	(1,551)	(1,551)
Balance as of March 31, 2018	24,402	$24	$243,708	$(139,594)	$104,138
Stock-based compensation	-	-	107	-	107
Exercise of common stock options	1	-	1	-	1
Convertible debt instruments	1,085	1	2,061	-	2,062
Sale of common stock, net of transaction costs	4,435	5	7,679	-	7,684
Net loss	-	-	-	(1,343)	(1,343)
Balance as of June 30, 2018	29,923	$30	$253,556	$(140,937)	$112,649
Stock-based compensation	-	-	120	-	120
Net loss	-	-	-	(1,868)	(1,868)
Balance as of September 30, 2018	29,923	$30	$253,676	$(142,805)	$110,901

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2019	2018

Operating activities:
Net income (loss)	$(324)	$(4,762)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	69	40
Amortization of right of use assets	114	-
Stock-based compensation	253	332
Interest expense, net	-	55
Loss on disposal of property and equipment	-	61
Payments on operating lease liabilities	(94)	-
Gain on mortgage note receivable	-	(106)
Change in deferred income tax	-	(1,459)
Change in fair value of derivative liabilities	(173)	(410)
Changes in operating assets and liabilities:
Accounts receivable	(768)	-
Prepaid expenses and other current assets	(10)	(173)
Deposits	(10)	(18)
Accounts payable and accrued expenses	613	141
Deferred rent	(3)	(21)
Net cash provided by (used in) operating activities	(333)	(6,320)

Investing activities:
Purchases of property and equipment	(144)	(13)
Long-term deposits	-	-
Proceeds from settlement of mortgage note receivable	-	1,400
Net cash (used in) provided by investing activities	(144)	1,387

Financing activities:
Proceeds from issuance of common stock and warrants	3,928	7,684
Payments on finance lease liabilities	(159)	-
Proceeds from issuance of convertible notes	-	1,000
Proceeds from exercise of stock options	-	185
Net cash provided by financing activities	3,769	8,869

Net increase in cash and restricted cash	3,292	3,936
Cash and restricted cash at beginning of period	2,752	777
Cash and restricted cash at end of period	$6,044	$4,713

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$833	$-
Issuance of commons stock upon conversion of notes payable	$-	$2,062

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

The Company’s historical operating results indicate substantial doubt exists related to the Company’s ability to continue as a going concern. The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has incurred losses from operations of $481,000 and $6,621,000 in the nine months ended September 30, 2019 and 2018, respectively, and incurred losses from operations of $1,808,000 and $2,419,000 in the three months ended September 30, 2019 and 2018, respectively.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two United States financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At September 30, 2019 and December 31, 2018, our primary operating account held approximately $5,994,000 and $2,723,000 and our collateral account balance held at a different institution was $50,000 and $29,000, respectively. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of September 30, 2019 and 2018, nor as of December 31, 2018.

The following table provides a reconciliation of cash and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same such amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30, 2019	September 30, 2018
Cash	$5,994	$4,684
Restricted cash	50	29
Total cash and restricted cash shown in the statements of cash flows	$6,044	$4,713

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

The following tables present a summary of fair values of assets and liabilities that are re-measured at fair value at each balance sheet date presented as of September 30, 2019 and December 31, 2018, and their placement within the fair value hierarchy as discussed above (in thousands):

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	September 30, 2019	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$6,044	$6,044	$-	$-
Total assets	$6,044	$6,044	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 9)	$90	$-	$-	$90
Total liabilities	$90	$-	$-	$90

		Quoted Prices in Active Markets	Significant Other Observable Inputs	Unobservable Inputs
Description	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and restricted cash	$2,752	$2,752	$-	$-
Total assets	$2,752	$2,752	$-	$-

Liabilities:
Warrants potentially settleable in cash (Note 9)	$263	$-	$-	$263
Total liabilities	$263	$-	$-	$263

The Company has not transferred any financial instruments into or out of Level 3 classification during the nine months ended September 30, 2019 and 2018. A reconciliation of the beginning and ending Level 3 liabilities is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	September 30, 2019	September 30, 2018
Balance, January 1,	$263	$569
Change in fair value of warrants potentially settleable in cash (Note 9)	(173)	(410)
Balance at September 30,	$90	$159

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

The Company has a lead compound, CC-31244, for its Hepatitis C program, which was created at the Company’s labs in Bothell, Washington, and was not part of the acquisition from RFS Pharma. In 2016, the Company initiated and completed a Phase 1A trial with compound CC-31244 and began a Phase 1B trial with CC-31244 that was completed in 2017.

In 2018, the Company began a Phase 2A clinical trial with CC-31244 and released interim results in January 2019. In late 2018, the Company concluded that given the success of CC-31244 in clinical trials, the Hepatitis C program would move forward solely with CC-31244 without any of the compounds acquired from RFS Pharma. As part of this decision, the Company abandoned all remaining in process research and development intangible assets recognized by the Company and thereafter, terminated its license with Emory University on December 6, 2018. This resulted in a $53,905,000 impairment in the fourth quarter of 2018. At September 30, 2019 and December 31, 2018, there was no in-process research and development on the Company’s condensed consolidated balance sheets.

At September 30, 2019 and December 31, 2018, the Company had goodwill of $65,195,000 respectively included on the Company’s condensed consolidated balance sheets. The Company has experienced a decrease in the stock price that has resulted in a possible goodwill impairment indicator. Since the Company stock has a history of volatility and low trading volume management will continue to monitor the goodwill for impairment and perform procedures on November 30, 2019.

Revenue Recognition

The Company recognizes revenue from research and development arrangements. In accordance with Accounting Standards Codification (“ASC”) Topic 606–Revenue from Contracts with Customers (“Topic 606”), revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these goods and services.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. As a result of this agreement, the Company recognized $4,368,000 in revenues as consideration in exchange for conveyance of intellectual property rights at the signing of the agreement and also receives revenues for reimbursement of research and development activities related to its influenza A/B program. Research and development expenses reimbursed by Merck and recognized as revenue for the three and nine months ended September 30, 2019 were $492,000 and $1,794,000, respectively.

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

As of September 30, 2019, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2019 and therefore recorded no amount for income tax expense for the nine months ended September 30, 2019. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2018 for more information.

Stock-Based Compensation

The Company recognizes compensation expense using a fair value-based method for costs related to stock-based payments, including stock options in accordance with ASC 718. The fair value of options awarded to employees is measured on the date of grant using the Black-Scholes option pricing model and is recognized as expense over the requisite service period on a straight-line basis.

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

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates (“ASUs”) that have been adopted by the Company as of September 30, 2019:

In 2018, the Company adopted ASC Topic 606, Revenue from Contracts with Customers (“Topic 606”), which had no impact on our consolidated financial statements and related footnote disclosures as of and for the year ended December 31, 2018 included in our Annual Report on Form 10-K. In January 2019, the Company recognized collaboration revenue in accordance with Topic 606 as presented in the condensed consolidated statement of operations for the nine months ended September 30, 2019.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. ASU 2018-18 is effective for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years and early adoption is permitted. This ASU is to be applied retrospectively to the date of initial application of Topic 606. The Company adopted ASU 2018-18, in the fourth quarter of 2018, which had no impact on our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2018, nor in the Company’s condensed consolidated financial statements as reported on this Form 10-Q for the nine months ended September 30, 2019.

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

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of September 30, 2019, and contain detail regarding the effective dates:

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of September 30, 2019, and December 31, 2018, property and equipment consists of (in thousands):

	September 30, 2019	December 31, 2018
Lab equipment (excluding equipment under finance leases)	$1,073	$945
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	347	347
Computer and office equipment	92	75
Total property and equipment	1,512	1,367
Less: accumulated depreciation and amortization	1,053	(983)
Property and equipment, net	$459	$384

Total depreciation and amortization expense were $24,000 and $69,000 for the three and nine months ended September 30, 2019, which includes amortization expense of $17,000 and $52,000 related to finance lease right-of-use lab equipment, respectively. Total depreciation and amortization expense were $11,000 and $40,000 for the three and nine months ended September 30, 2018, respectively, and included no amortization expense for finance lease right-of-use assets. For additional finance leases information, refer to Note 12 – Commitments and Contingencies.

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

Shortly thereafter in 2014, Daniel Fisher and his affiliate, 580 Garcia Properties LLC (the primary obligor of the note), brought multiple lawsuits against the Company involving its predecessors and subsidiaries. The lawsuits were later settled, and the complaints dismissed, without the Company making any payments to either Mr. Fisher or 580 Garcia Properties LLC. At the time of the note’s acquisition, 580 Garcia Properties LLC was delinquent in its obligation to make monthly payments. In December 2015, the Company proceeded in accordance with rights of a secured real estate creditor under California law, to initiate private foreclosure proceedings. During 2017, the court enjoined the Company from proceeding with the foreclosure sale pending further developments in the litigation.

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1,400,000 in exchange for the release of the mortgage note and deed of trust, resulting in a net gain of $106,000 for disposal of the mortgage note receivable reflected in the condensed consolidated statement of operations for the nine months ended September 30, 2018.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	September 30, 2019	December 31, 2018
Accounts payable	$1092	$616
Accrued compensation	138	78
Accrued other expenses	460	383
Total accounts payable and accrued expenses	$1,690	$1,077

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

6. Common Stock

As of September 30, 2019, the Company has authorized 100,000,000 shares of common stock, $.001 par value per share. The Company had 31,620,646 and 29,938,363 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively. The holders of common stock are entitled to one vote for each share of common stock held.

On January 18, 2018, the Company effected the Reverse Stock Split. See Note 1.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.77 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018 the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of September 30, 2019, the underwriter has no further option to purchase additional shares.

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

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which, as amended, 5,000,000 (including 1,038,570 initially transferred from the 2007 Plan) shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of September 30, 2019, 3,588,377 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the nine months ended September 30, 2019 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	873	1,351	$5.73	$788
Exercised	-	-	-	-
Granted	2,295	-	-	-
Cancelled	420	(420)	9.24	-
Balance at September 30, 2019	3,588	931	$4.14	$-

On June 21, 2019, the Company held its annual shareholder meeting and voted to increase the number of shares reserved and available for grant under the amended 2015 Plan by 2,294,762 shares of common stock. No options were granted during the nine months ended September 30, 2019, nor the nine months ended September 30, 2018.

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and nine months ended September 30, 2019 and 2018, equity-based compensation expense recorded was $108,000 and $120,000, and $253,000 and $332,000, respectively.

As of September 30, 2019, there was approximately $1,277,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.6 years. For options granted and outstanding, there were 930,708 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $4.14, and weighted average remaining contractual term of 8.3 years at September 30, 2019. Of those outstanding, vested and exercisable options totaled 319,458 options, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $6.75 per share and a weighted-average remaining contractual term of 6.9 years at September 30, 2019.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2019 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 28, 2019 of $2.35 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	September 30, 2019	September 30, 2018
Stock options issued and outstanding	931	426
Shares authorized for future option grants	3,588	1,813
Warrants outstanding	243	243
Total	4,762	2,482

9. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2019 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total

Outstanding, December 31, 2018	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2019	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

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

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of September 30, 2019, and 2018, 159,164 warrants are accounted for as liabilities and 84,211 warrants are accounted for as equity.

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2019:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	4.10	4.30
Cumulative volatility	89.59%	88.08%
Risk-free rate	1.58%	1.74%

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2018:

	October 2013 warrants	January 2014 warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	5.07	5.30
Cumulative volatility %	87.95%	87.99%
Risk-free rate %	2.73%	2.74%

As of the third quarter in 2019, the Company’s available historical market prices and price volatility exceeded the remaining contractual terms of outstanding warrants accounted for as liabilities. Therefore, as of September 30, 2019, the Company calculated the cumulative volatility percentage used in the Black-Scholes option-pricing model based on its own historical price volatility. In prior periods, including as of September 30, 2018, the Company estimated volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock had limited trading history and limited observable volatility of its own. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero-coupon rates in effect at the balance sheet date. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

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

Research and development expenses related to our influenza A/B program which are reimbursable by Merck within 45 days of period-end under the terms of the Collaboration Agreement and recognized as collaboration revenue were $492,000 and $1,794,000 for the three and nine months ended September 30, 2019, respectively. Total revenue of $6,162,000 included in the condensed consolidated statement of operations for the nine months ended September 30, 2019 is related to this Collaboration Agreement. As of September 30, 2019, $768,000 is due from Merck under these agreements.

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

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of September 30, 2019 (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$55
2020	226
2021	213
2022	178
2023	183
Thereafter	15
Total operating lease payments	870
Less: present value discount	(130)
Total operating lease liabilities	$740

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the nine months ended September 30, 2019 and 2018, approximately $60,000 and $49,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

As of September 30, 2019, right-of-use assets obtained in exchange for operating lease liabilities and amortization expense recognized for operating leases was $833,000 and $114,000 respectively. For the nine months ended September 30, 2019 and 2018, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $169,000 and $129,000, respectively. Additionally, the Company recognized short-term operating lease expense of $9,000 during the nine months ended September 30, 2019, and cash paid for amounts included in the measurement of lease liabilities for operating leases as operating cash out flows in the same period.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire lab equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021, respectively. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 1.1 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of September 30, 2019 (in thousands):

2019 (excluding the nine months ended September 30, 2019)	$58
2020	106
2021	15
Total finance lease payments	179
Less: present value discount	(7)
Total finance lease liabilities	$172

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of September 30, 2019, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $347,000 and $58,000, respectively, and depreciation expense for the nine months ended September 30, 2019 was $52,000. As of December 31, 2018, total right-of-use assets exchanged for finance lease liabilities was $347,000 and accumulated depreciation for lab equipment under finance leases was $6,000.

At September 30, 2019, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $172,000 and the Company expects to pay future interest charges of $7,000 over the remaining finance lease terms. For the nine months ended September 30, 2019, the Company paid $159,000 and $16,000 in principal and interest, respectively, totaling financing cash out flows of $175,000 for amounts included in the measurement of lease liabilities for finance leases and added back to net income the $16,000 of interest expense under cash flows from operating activities. The Company had no leases considered to be finance leases as of September 30, 2018.

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

On September 20, 2018, a class action lawsuit was filed with the United States District Court for the District of New Jersey as a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. Additionally, the complaint alleges that certain current and former executive officers of the Company violated Section 20(a) of the Exchange Act. The class consists of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. The plaintiff seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs. On June 25, 2019, the plaintiffs in the class action lawsuit filed an amended class action complaint.

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

13. Transactions with Related Parties

Beginning November 2014 to October 2018, the Company leased its Tucker, Georgia facility from a limited liability company owned by one of Cocrystal’s former directors and principal shareholder, Dr. Raymond Schinazi. As of October 2018, the Company cancelled the leasing arrangement and closed its office and research lab in Tucker, Georgia. Total rent and other expenses paid in connection with this lease were $0 and $33,000 for the nine months ended September 30, 2019 and 2018, respectively.

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $42,000 and $5,000 for the nine months ended September 30, 2019 and 2018, respectively.

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

All 8% convertible notes, including accrued interest, were converted to common stock shares in May 2018 at $1.90 per share. Dr. Schinazi’s affiliated Company received 273,367 shares for its 8% convertible notes balance of approximately $519,000, and OPKO Health, Inc., affiliated with Dr. Frost, received 538,544 shares for its 8% convertible notes balance of approximately $1,023,000 upon conversion. In the condensed consolidated balance sheets, as of September 30, 2019 and December 31, 2018, no amounts remain in convertible notes payable due to related parties.

14. Subsequent Events

On November 4, 2019, we closed a public offering receiving gross proceeds of approximately $3 million and net proceeds of $2.6 million. We sold 3,529,412 shares of common stock to the underwriter at approximately $0.79 per share which the underwriter sold to the public at $0.85 per share. The underwriter has a 45 day option to purchase an additional 529,411 shares of common stock solely to cover overallotments.

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

Research and Development Update

During the nine months ended September 30, 2019, the Company focused its research and development efforts primarily in three areas: (i) Hepatitis C, (ii) Influenza and (iii) Norovirus Infections.

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

On January 22, 2019, the Company announced safety and preliminary efficacy data for the Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals. All subjects had completed the six-week treatment regimen. The treatment was well tolerated with no study discontinuations due to adverse events. Eight of 12 subjects achieved the primary efficacy endpoint of sustained virologic response at 12 weeks after completion of treatment (SVR12). SVR12 is defined as undetectable virus in blood 12 weeks after completion of treatment and is considered a virologic cure. The trial was conducted at the Institute of Human Virology, University of Maryland School of Medicine and the final study report is expected during the second half of 2019. New data indicates patients that achieved sustained virologic response had significantly higher frequencies of terminally differentiated effector memory CD8+ T cells compared with those who relapsed, allowing identification of patients more likely to respond to ultrashort treatment.

The trial was conducted at the Institute of Human Virology, University of Maryland School of Medicine and the final study report is expected during first quarter of 2020.

In addition, in October 2018, the Company signed a Clinical Trial Agreement for an investigator-initiated study with the Humanity & Health Research Centre in Hong Kong, China. The Phase 2a study of CC-31244 for the treatment of HCV, which commenced in May 2019, is being sponsored and conducted by the Humanity & Health Research Centre in Hong Kong under the guidance of Dr. George Lau, MBBS (HKU), M.D. (HKU), FRCP (Edin, Lond), FHKAM (Med), FHKCP, FAASLD, Chairman of Humanity and Health Medical Centre, Hong Kong. The Company has provided CC-31244 for use in the Phase 2a study. The Phase 2a open-label study will evaluate the safety, tolerability and preliminary efficacy of Cocrystal’s CC-31244 in combination with Sofosbuvir and Daclatasvir with or without a protease inhibitor, for the treatment of HCV.

In December 2018, the Company voluntarily terminated a license agreement with Emory University covering the patents and patent applications for HCV inhibitors, which are not essential to our HCV program.

The Company is in partnership discussions for further clinical development of CC-31244.

Influenza A

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

Influenza A/B

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

Results of Operations for the Three and Nine Months Ended September 30, 2019 compared to the Three and Nine Months Ended September 30, 2018

Revenues

Collaboration revenue recorded for the three and nine months ended September 30, 2019 was $492,000 and $6,162,000, respectively, compared with $0 for the three and nine months ended September 30, 2018. The 2019 revenue is from an initial license payment and program services and expense reimbursements received for research and development costs associated with our influenza A/B program in accordance with the Merck Collaboration Agreement executed on January 2, 2019. Our expense reimbursement was higher during the three months ended September 30, 2018 compared to the three months ended September 30, 2019 due in part to the transfer of influenza A/B program technology from our third-party vendors to Merck as part of the Merck Collaboration Agreement. As the result, our influenza A/B program expenses decreased during the three and nine months ended September 30, 2019 compared to the prior year periods. See Note 10 within the condensed consolidated financial statements for more information.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses for the three months ended September 30, 2019 were $1,077,000, remaining comparable to expenses of $1,467,000 for the three months ended September 30, 2018. Total research and development expenses for the nine months ended September 30, 2019 were $3,046,000, remaining comparable to expenses of $3,464,000 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, Merck reimbursed us for certain research and development expenses related to our influenza A/B program in accordance with the Collaboration Agreement and the reimbursement is included in revenues, as discussed above.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were approximately $1,223,000 for the three months ended September 30, 2019, compared with $952,000 for the nine months ended September 30, 2018. The increase of $271,000 was primarily due to increased audit related fees and legal services that included contracts, litigation and patent related matters.

General and administrative expenses were approximately $3,597,000 for the nine months ended September 30, 2019, compared with $3,157,000 for the nine months ended September 30, 2018. The increase of $440,000 was primarily due to increased audit related fees and legal services that included contracts, litigation and patent related matters.

Interest Expense, Net

Interest expense was $4,000 and $16,000 for the three months and nine months ended September 30, 2019, respectively. Interest expense was $0 and $55,000 for the three months and nine months ended September 30, 2018, respectively. The interest amounts in 2019 represent interest incurred on finance leased lab equipment, and 2018 interest incurred was on convertible notes which were converted to common stock in May 2018 (refer to Note 12 and Note 7, respectively, in the condensed consolidated financial statements). Interest income was negligible for the three and nine months ended September 30, 2019 and 2018.

Other Income/(Expense)

Change in the fair value of derivative liabilities for the nine months ended September 30, 2019 was $173,000 compared to $410,000 for the nine months ended September 30, 2018. In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods.

Also included as other income for the nine months ended September 30, 2018 is a gain of $106,000 on the disposal of its mortgage note. The Company resolved all outstanding claims and disputes with 580 Garcia Properties, LLC. In exchange, the Company received $1,400,000 on February 9, 2018 from a third party. At December 31, 2017, the mortgage note receivable balance was $1,294,000 resulting in the aforementioned gain.

Income Taxes

No income tax benefit or expense was recognized for the three and nine months ended September 30, 2019. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

For the three and nine months ended September 30, 2018, we recognized an income tax benefit of approximately $554,000 and $973,000, respectively, primarily due to the change in effective federal income tax rates (from 35% to 21%) used to calculate the Company’s deferred tax liability which related to the acquisition of in-process research and development considered to be indefinite-lived intangible assets and totaled $12,609,000 as of September 30, 2018. The Company abandoned the underlying assets associated with in-process research and development (“IPR&D”) intangibles in the fourth quarter of 2018, which were then written off along with the Company’s associated deferred tax liability.

Net Income (Loss)

As a result of the above factors, the Company had net loss of approximately $324,000 compared to a net loss of approximately $4,762,000 for the nine months ended September 30, 2019 and 2018, respectively, and a net loss of approximately $1,780,000 and $1,868,000 for the three months ended September 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Net cash used by operating activities was $317,000 for the nine months ended September 30, 2019 compared to net cash used in operating activities of $6,320,000 for the same period in 2018. This was primarily due to the revenue resulting from the Collaboration Agreement with Merck (refer to Note 10 – Licenses and Collaborations).

Net cash used for investing activities was approximately $144,000 for the nine months ended September 30, 2019 compared to $1,387,000 net cash provided by investing activities for the same period in 2018. For the nine months ended September 30, 2019, net cash used for investing activities consisted primarily of capital spending for computers and lab equipment. For the nine months ended September 30, 2018, net cash provided by investing activities primarily consisted of the proceeds from the sale of the mortgage note asset for $1,400,000.

For the nine months ended September 30, 2019, cash provided by financing activities totaled $3,753,000. Our 2019 financing activities included approximately $3,928,000 net proceeds from the issuance of common stock, reduced by payments of $175,000 made on the Company’s lease liabilities for financed lab equipment. Net cash provided by financing activities was $8,869,000 for the nine months ended September 30, 2018. Net cash provided by financing activities during the nine months ended September 30, 2018 consisted of $7,684,000 net proceeds from the issuance of common stock, $1,000,000 in proceeds from the issuance of convertible notes, and $185,000 in proceeds from the exercise of stock options.

To date we have focused our efforts on research and development activities, including through collaborations with suitable partners. We have never been profitable on an annual basis, have no products approved for sale, have not generated any revenues to date from product sales, and has incurred significant operating losses and negative operating cash flows on an annual basis since inception.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs and allow it to continue as a going concern. Based on cash on hand as of November 7, 2019 of approximately $7.2 million, the Company may not have the capital to finance its operations including any unforeseen expenses such as higher than anticipated legal costs and uninsured catastrophe to the Company operations for the next 12 months. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund its operations until it becomes profitable. If the Company is unable to obtain adequate capital and/or generate additional revenue under the Merck Collaboration Agreement, it could be forced to cease operations or substantially curtail its drug development activities. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and the classification of liabilities should the Company be unable to continue as a going concern.

Historical Financings

Historically, public and private equity offerings have been our principal source of liquidity.

On May 3, 2018, the Company closed a public offering for gross proceeds and net proceeds of approximately $8,428,000 and $7,684,000, respectively. The Company sold 4,210,527 shares of common stock to the underwriter at approximately $1.77 per share which the underwriter sold to the public at $1.90 per share and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four year period beginning October 27, 2018. On May 14, 2018, the underwriter exercised the option to purchase an additional 225,000 shares of common stock solely to cover overallotments. As of September 30, 2019, the underwriter has no further option to purchase additional shares.

On March 13, 2019, the Company closed a private placement of 1,602,283 shares of its common stock and received gross proceeds of $4,182,000, before deducting offering expenses and commissions, and net proceeds were approximately $3,584,000.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the previously disclosed Equity Distribution Agreement, dated July 19, 2018 (the “Distribution Agreement”) by and among the Company, Ladenburg Thalmann & Co. Inc., Barrington Research Associates, Inc. (“Barrington”), and Alliance Global Partners (“AGP”). Previously, on December 14, 2018, the Company received notice from Ladenburg regarding the termination of its engagement as a sales agent under the Distribution Agreement. On March 20, 2019, the Company terminated Barrington’s engagement as a sales agent under the Distribution Agreement, effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP. In January 2019, we sold 80,000 shares of common stock under the Distribution Agreement and received net proceeds of approximately $344,000. On October 30, 2019, the Company and AGP amended the Distribution Agreement to reduce the amount that may be sold thereunder from $10 million to $2 million.

On November 4, 2019, the Company closed a public offering and received gross proceeds of approximately $3.0 million and net proceeds of $2.6 million. The Company sold 3,529,412 shares of common stock to Aegis Capital Corp, the underwriter, at approximately $0.79 per share which the underwriter sold to the public at $0.85 per share. The underwriter has a 45 day option to purchase an additional 529,411 shares of common stock solely to cover overallotments.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2019. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow for timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of September 30, 2019.

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

Other than noted above, there were no changes in internal control over financial reporting that occurred during the nine months ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Cocrystal Pharma, Inc.

Dated: November 12, 2019	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: November 12, 2019	By:	/s/ James Martin
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

