Form 10-K
period 2019-12-31
Cocrystal Pharma, Inc.
filed 2020-03-27
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-38418

Cocrystal Pharma, Inc.

(Exact name of registrant as specified in its charter)

Delaware	35-2528215
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

19805 North Creek Parkway Bothell, WA	98011
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (786) 459-1831

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	COCP	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

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

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[X]	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 28, 2019, was approximately $38,555,201.

The number of shares outstanding of the registrant’s common stock, as of March 30, 2020, was approximately 52,140,699 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and early clinical stage antiviral compounds for unmet medical needs including Hepatitis C virus (“HCV”), influenza virus, coronavirus, and norovirus infections.

The Company operates in one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential viral replication function of several viruses. One of our goals is to decrease the duration of HCV therapy by advancing drug candidates targeting the HCV RNA-dependent RNA polymerase enzyme. Additional goals include treating human and avian (bird) influenza virus, coronavirus and norovirus infections by discovering and developing drug candidates targeting the viral replication complex. In the case of coronavirus, we target the protease enzyme that produces the active form of the viral enzymes. To discover and design these inhibitors, we use a proprietary platform comprising computation, medicinal chemistry, X-ray crystallography, and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that cause undesirable clinical side effects. This successful application of our approach requires an extensive knowledge of viruses and drug targets. In addition, knowledge and experience in the fields of structural biology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist and recipient of the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on those parts of the enzymes to which drugs bind and on drug-enzyme interactions at the atomic level. Additionally, we have developed proprietary targeted in-house chemical libraries of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

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

We have applied these techniques to develop antiviral inhibitors of four important viruses: HCV, influenza virus, coronavirus and norovirus.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class broad-spectrum antiviral drugs with high-barrier-to-drug resistance. An ideal product for an antiviral therapy would have at least the following characteristics:

(1)	High barrier to viral resistance;

(2)	Effective against all viral subtypes that cause disease;

(3)	Fast onset of action and/or shortened therapeutic time;

(4)	Good safety and tolerability profile; and

(5)	Ease of administration, for example, a pill.

Even at the discovery stage of drug development, we select compounds with these factors in mind. Furthermore, our technology is capable of delivering therapies that satisfy all of these key factors, as detailed below.

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies.

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

Broadly effective against major strains responsible for a viral disease: For any given viral disease, there are different strains of viruses that cause the disease. For example, there are six major strains of the virus known to cause HCV. These strains are termed “genotypes.” Each HCV genotype is common in some parts of the world and rare in others. Also, there are three types of influenza viruses, A, B, and C. Influenza A and B viruses are significant human respiratory pathogens that cause seasonal flu. Influenza A viruses can also cause an influenza pandemic. Influenza C is a subtype of the influenza virus that tends to cause only mild illness and is not responsible for seasonal or pandemic infections. Our goal is to design and develop drug candidates that will be effective on the broadest possible range of viruses causing the disease.

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

Fast onset of action: In order to improve patient care and penetrate the HCV marketplace, drugs are needed with faster onset of viral load reduction resulting in shorter treatment time. Current and known future influenza treatments shorten symptoms by only about 24 hours.

Coronavirus and norovirus spread readily among the affected population and both are in need of a fast-acting therapeutic intervention. During the discovery and development phases we focus on this important clinical variable.

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

Research and Development Update

During the year ended December 31, 2019 the Company focused its research and development efforts primarily in three areas:

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

On January 22, 2019 the Company announced safety and preliminary efficacy data for the Phase 2a study. All subjects had completed the six-week treatment regimen. The treatment was well tolerated with no study discontinuations due to adverse events. Eight of 12 subjects achieved the primary efficacy endpoint of sustained virologic response at 12 weeks after completion of treatment (SVR12). SVR12 is defined as undetectable virus in blood 12 weeks after completion of treatment and is considered a virologic cure. The trial is completed at the Institute of Human Virology, University of Maryland School of Medicine and the final study report is completed.

In addition, in October 2018, the Company signed a Clinical Trial Agreement for an investigator-initiated study with the Humanity & Health Research Centre (“HHRC”) in Hong Kong, China. Due to unrest in Hong Kong and the coronavirus pandemic, the clinical trial agreement has been terminated effective March 24, 2020.

In December 2018, the Company voluntarily terminated a license agreement with Emory University covering the patents and patent applications for HCV inhibitors, which are not essential to our HCV program. See “Item I - Business – Collaborations – Emory University Collaboration” for further information.

The Company is in partnership discussions for further clinical development of CC-31244.

Influenza infections

We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic and drug resistance profiles. We are currently conducting additional preclinical IND enabling studies and plan to initiate a Phase 1 study during 2021.

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

Coronavirus infections

On February 24, 2020 the Company announced that it had entered into a license agreement with Kansas State University Research Foundation (“KSURF”) to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of Norovirus and Coronavirus infections.

Under the terms of the agreement, Cocrystal has been granted an exclusive, royalty-bearing right and license to certain antiviral compounds for humans covered by KSURF’s patents. Cocrystal intends to pursue research and development of theses antiviral compounds, including preclinical and clinical development. This license advances the Company’s antiviral programs significantly by providing potent compounds for further development.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase inhibitors using the Company’s proprietary structure-based drug design technology platform. In addition, we now have exclusive rights to norovirus protease inhibitors for use in humans obtained in the license from Kansas State University Research Foundation (see under Collaborations below).

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

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company has completed a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. Patient enrollment has been completed in the Phase 2b. See “Item 1 – Business – Research and Development Update – Hepatitis C” for more information.

The Company is seeking a partner for further clinical development of CC-31244.

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

In addition, the Company has several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of the influenza polymerase complex (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu-resistant strains, and has a favorable pharmacokinetic profile. Antiviral product candidates that are competitors for the Company’s influenza programs are, VX-787, being developed by Janssen, and S-033188, being developed by Shionogi/Roche. S-033188 was approved as Xofluza in Japan on February 23, 2018, and in the US as baloxavir marboxil (trade name Xofluza®) on October 24, 2018. See “Item 1 – Business – Research and Development Update – Influenza” for more information.

Coronavirus: The World Health Organization (WHO) has recently declared COVID-19 a pandemic.

On March 11, 2020 the World Health Organization classified the coronavirus disease 2019 (COVID-19), a pandemic. This announcement followed the rapid worldwide rise of infected individuals after the initial identification of pneumonia associated with an unknown virus in China in December 2019, later determined to be caused by infection with the virus named SARS-CoV-2.

Coronaviruses (CoV) are a large family of viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. The incubation period for SARS-CoV-2 is believed to be within 14 days after exposure, with most illness occurring within about 5 days after exposure. The ability of someone with no symptoms to transmit infection to another person has heightened the public health challenge of COVID-19.

There is currently no treatment recommended for COVID-19 or shown to be effective against other coronaviruses. We are aggressively pursuing the development of novel antiviral compounds for the treatment of coronavirus infections using our established proprietary drug discovery platform. By targeting the viral replication enzymes and protease, we believe it is possible to develop an effective treatment for all coronavirus diseases including COVID-19, Severe Acute Respiratory Syndrome (SARS), and Middle East Respiratory Syndrome (MERS) - coronaviruses.

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

By targeting viral replication enzymes and a viral protease, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market. The Company is developing inhibitors of the RNA-dependent RNA polymerase of norovirus. Similar to the HCV polymerases, this enzyme is essential to viral replication and is highly conserved between all noroviral genogroups. Therefore, an inhibitor of this enzyme might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase and protease crystals and have identified promising inhibitors. We are implementing the platform and approaches that have proven successful in our other antiviral programs.

Possible Effects of COVID-19

While our administrative and finance activities are fully functional by our providing services from remote locations, our research laboratory is located in Bothell, Washington. In his latest State of Emergency Proclamation, the Washington Governor issued a “Stay Home Stay Healthy Order”, the effect of which includes shutting all non essential businesses until April 6th. Our research laboratory is not an essential business which means our team of scientists can not access our laboratory. While they can continue to work from home and carry out other duties, we estimate that by some time shortly after April 6th without access to our laboratory, our ongoing research will be suspended. This will affect our research programs if the Order is extended. For further information on COVId-19 risks, see Item 1A. “Risk Factors.”

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

Our patent portfolio consists of issued patents and pending applications in the areas primarily related to the treatment of disease associated with HCV, Influenza A, Influenza B, and Norovirus/Coronavirus.

In our HCV program, our patent portfolio consists of various patent families, with granted patents in the U.S. and Europe, as well as China, Canada, Eurasia, Japan, and Singapore. Applications are pending in numerous other jurisdictions, including a pending PCT application.

In our Influenza A program, our patent portfolio consists of various patent families, including pending international (PCT) applications and one family of pending applications in in the U.S. and various foreign countries. Aspects of this program are developed in collaboration with Merck.

In our Influenza A/B program, our patent portfolio consists of a number of patent families pending, variously, as international (PCT) applications and in Taiwan.

In our Norovirus and Coronavirus programs, our patent portfolio consists of a pending U.S. provisional application, and patent families licensed from Kansas State University Research Foundation.

Collaborations

Merck Collaboration

On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck to discover and develop certain proprietary influenza A/B antiviral agents.

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. The Collaboration Agreement operates under a Research Operating Plan (ROP) which includes goals for both organizations. The Company has achieved anticipated goals in 2019.

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

Kansas State University Research Foundation

On February 18, 2020, Cocrystal Pharma, Inc. (the “Company”) entered into a License Agreement (the “Agreement”) with Kansas State University Research Foundation (the “Foundation”) effective February 12, 2020.

Pursuant to the terms of the Agreement, the Foundation granted the Company an exclusive royalty bearing license for human use to practice under certain patent rights, including a patent and a patent application covering antivirals against coronaviruses and norovirus, and related know-how, to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee of $80,000 and an annual license maintenance fee of $20,000 per year, and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $3.1 million, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

The Agreement will remain in effect until the expiration of the patent rights covered by the Agreement, unless earlier terminated pursuant to customary terms.

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

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We know of several companies that have marketed or are developing products for the treatment of HCV or influenza, including Roche, Gilead Sciences, Inc. (“Gilead”), Merck & Co., Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co., Shionogi/Roche and Abbvie, Inc. In particular, Gilead and Abbvie dominate the market for HCV with an estimated combined market share greater than 85%. Their products are widely considered effective. Many of the companies developing products for the other viral diseases that are of interest to us have substantially greater financial resources, expertise and capabilities than we do.

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

Employees

As of December 31, 2019, we employed 11 full-time employees. Of these full-time employees, eight are engaged in research and development activities. In addition, we have contracts with Clinical Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”) and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs.

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

RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors before deciding whether to invest in the Company. If any of the events discussed in the risk factors below occur, our business, financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our common stock could decline.

RISKS RELATED TO OUR FINANCIAL CONDITION AND NEED FOR ADDITIONAL CAPITAL

We have never generated revenue from product sales and expect that due to the regulatory constraints on a drug development company with products in the pre-clinical and early clinical stages, we may never generate revenue from product sales and may continue to incur significant losses for the foreseeable future.

We are a pre-clinical and early stage clinical, biopharmaceutical discovery and development company. From inception until 2016, our operations were limited to organizing and staffing the Company, acquiring and developing intellectual property rights, developing our technology platform, undertaking basic research on viral replication enzyme targets and conducting preclinical studies for our initial programs. We currently have only one product candidate which has completed a Phase 2a clinical trial. Because of the need to complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least five years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

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

We have lost $235 million from inception through December 31, 2019 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have lost $235 million from inception through December 31, 2019, expect losses to continue, and have never generated revenue from product sales. It is likely that we will need to raise money again in the future. We cannot assure you that we will ever generate income from operations or have positive cash flow from operations.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products for many years, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	entering into collaborations with large pharmaceutical or biotechnology companies, similar to our recently announced Collaboration Agreement with Merck;

●	completing our research and preclinical development of pharmaceutical product candidates;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we cannot predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by regulatory agencies to perform unanticipated studies and trials.

Even if one or more pharmaceutical product candidates we independently develop is approved for commercial sale, we anticipate incurring significant costs associated with commercializing any approved pharmaceutical product candidate. Moreover, even if we can generate revenues from the sale of any approved pharmaceutical products, we may not become profitable and may need to obtain additional funding to continue operations.

Because early stage drug development requires major capital investment, as we continue to incur operating losses, we will need to raise additional capital or form strategic partnerships to support our research and development activities in the future.

We are still in the early stages of development of our product candidates and have no products approved for commercial sale. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. We currently have one hepatitis C product candidate that has completed a Phase 2a clinical trial and have secured funding of the research and development of influenza A/B product candidates under our Collaboration Agreement with Merck. See “Item 1 – Business – Collaborations – Merck Collaboration.” However, in order to conduct trials for our other product candidates, we will need to raise additional capital to support our operations or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

Because of the unknown impact from the COVID-19 virus, it may have unanticipated material adverse effects upon us.

The United States and global impact from the COVID-19 virus may have a material adverse effect on us in a number of ways including:

●	If our scientists and other personnel (or their family members) are infected with the virus, it may hamper our ability to engage in ongoing research activities;
●	Similarly, we rely on third parties who can be similarly impacted;
●	If these third parties are affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research;
●	We may experience a shortage of laboratory materials which would impact our research activities;
●	As a result of the continuing impact of the virus, we may fail to get access to third party laboratories which would impact our research activities; and
●	We may sustain problems due to the serious short-term and possible longer term serious economic disruptions as our economy faces unprecedented uncertainty.

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

Because we intend to rely on third-party manufacturers to produce our preclinical and clinical supplies, and commercial supplies of any approved product candidates, we will be subject to a variety of risks.

Our reliance on third-party manufacturers to develop products and our anticipated reliance on third-party manufacturers to produce products we may develop in the future entail risks to which we would not be subject if we supplied the materials needed to develop and manufacture our product candidates ourselves, including:

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	discontinuation or recall of reagents, test kits, instruments, and other items used by us in the development, testing, and potential commercialization of products;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	termination or nonrenewal of manufacturing agreements with third parties in a manner or that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

These events could lead to clinical study delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for regulatory actions, including injunction, recall, seizure or total or partial suspension of production.

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

As third parties scale up manufacturing of product candidates and conduct required stability testing, product, packaging, equipment and process-related issues may require refinement or resolution to proceed with any clinical trials and obtain regulatory approval for commercial marketing. We or the manufacturers may identify significant impurities or stability problems, which could cause discontinuation or recall by us or our manufacturers, increased scrutiny by regulatory agencies, delays in clinical programs and regulatory approval, significant increases in our operating expenses, or failure to obtain or maintain approval for product candidates or any approved products.

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

Even if we obtain regulatory approval in the United States or elsewhere, the applicable regulators may still impose significant restrictions on the indicated uses or marketing of our product candidates or impose ongoing requirements for potentially costly post-approval studies or post-market surveillance. The following discussion is based on United States law. Similar types of regulatory provision apply outside of the United States.

The holder of an approved New Drug Application (“NDA”), must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws and are subject to FDA review.

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

Because third parties may be developing competitive products without our knowledge, we may later learn that competitive products are superior to our product candidates which may force us to terminate our research efforts of one or more product candidates.

We face potential competition from companies, particularly privately-held companies and foreign companies that may be developing competitive products that are superior to one or more of our product candidates. If in the future, we learn of the existence of one or more competitive products, we may be required to:

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

The Animal Welfare Act (“AWA”), is the United States federal law that covers the treatment of certain animals used in research. The AWA imposes a wide variety of specific regulations that govern the humane handling, care, treatment and transportation of certain animals by producers and users of research animals, most notably relating to personnel, facilities, sanitation, cage size, feeding, watering and shipping conditions. Third parties with whom we contract are subject to registration, inspections and reporting requirements. Some states have their own regulations, including general anti-cruelty legislation, which establish certain standards for handling animals. If we or our contractors fail to comply with United States and foreign laws and regulations, as applicable, concerning the treatment of animals used in research, we may be subject to fines and penalties and adverse publicity, and our operations could be adversely affected.

Public perception of ethical and social issues may limit or discourage the type of research we conduct.

Our clinical trials will involve people, and we and third parties with whom we contract also conduct research using animals. Governmental authorities could, for public health or other reasons, limit the use of human or animal research or prohibit the use of our technology. In addition, animal rights activists may protest or make threats against our facilities, which may cause property damage and delay our research. Ethical and other concerns about our methods, including our use of human subjects in clinical trials and our use of animal testing, could adversely affect our market acceptance.

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

If the patent applications we hold or have in-licensed regarding our programs or product candidates fail to issue or if their breadth or strength of protection is threatened, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize products. Patents may not issue and issued patents may be found invalid and unenforceable or challenged by third parties. Since patent applications in the United States and most other countries are confidential for a period after filing, and some remain so until issued, we cannot be certain that we were the first to invent a patent application related to a product candidate. In certain situations, if we and one or more third parties have filed patent applications in the United States and claiming the same subject matter, an administrative proceeding can be initiated to determine which applicant is entitled to the patent on that subject matter. Patents have a limited lifespan. In the United States, the natural expiration of a patent is 20 years after it is filed, although various extensions may be available. The life of a patent, and the protection it affords, is limited. When the patent life has expired for a product, we will become vulnerable to competition from generic medications attempting to replicate that product. Further, if we encounter delays in regulatory approvals, the time during which we will be able to market and commercialize a product candidate under patent protection could be reduced.

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of our employees agrees to assign their inventions to us through an employee inventions agreement. In addition, as a general practice, our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program calling on biopharmaceutical research companies to release clinical study reports summarizing clinical trial data. However, with a low response rate to this initiative thus far, the FDA may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis in response to concerns expressed by the academic community, including information we may consider to be trade secrets or other proprietary information. If the FDA takes these measures, we may be forced to disclose propriety information about our product candidates and research, which could materially harm our business.

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

We may be subject to claims our that employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

We employ individuals previously employed at other biotechnology or pharmaceutical companies. We may be subject to claims asserting that we or our employees, consultants or independent contractors have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we succeed, litigation could cause substantial cost and be a distraction to our management and other employees.

Because we face significant competition from other biotechnology and pharmaceutical companies, our operating results will suffer if we fail to compete effectively.

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop.

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

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. We will not achieve our business plan if the acceptance of these products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and we may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

Assuming one or more product candidates achieve regulatory approval and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

●	demonstration of clinical safety and efficacy compared to other products;

●	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

●	the prevalence and severity of any AEs or SAEs;

●	limitations or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;

●	availability of alternative treatments;

●	pricing and cost-effectiveness;

●	the execution and effectiveness of our or any collaborators’ sales and marketing strategies;

●	our ability to obtain hospital formulary approval; and

●	our ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

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

Further, in February 2019, President Trump expressed concern that prescription drug prices in Canada are approximately 50% of prescription drug prices in the United States. At the same time, the current Democratic Presidential candidate is advocating for a Medicare-for-all approach. While expanding Medicare would increase the demand for prescription drugs, there is a likelihood that Medicare will be required to negotiate drug prices, which could adversely affect our future prospects.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. These measures could reduce the ultimate demand for our products, if approved, or put pressure on our product pricing. The availability of generic treatments may also substantially increase pricing pressures on, and reduce reimbursement for, our future products. The potential application of user fees to generic drug products may expedite approval of additional generic drug treatments. We expect to experience additional pricing pressures in connection with sale of any of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

We depend on principal members of our executive and research teams; the loss of whose services may adversely impact the achievement of our objectives. We are highly dependent on our Chairman of the Board and Chief Executive Officer, Dr. Gary Wilcox, our President, Dr. Sam Lee and our Chief Financial Officer, James Martin. We do not carry “key-man” life insurance on any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of March 30, 2020, we have 11 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Business interruptions resulting from pandemics, natural disasters and adverse weather events could cause delays in research and development of our product candidates.

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida. We are vulnerable to natural disasters such as earthquakes and tornados as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations. The recent coronavirus pandemic has the potential to impact our business in both the short and long run. At the moment there is uncertainty to both the extent and duration of the effect on employees and supply lines. See the Risk Factor in this Report concerning the COVID-19 virus.

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

The Federal Occupational Safety and Health Administration has established extensive requirements relating to workplace safety for health care employers, including clinical laboratories, whose workers may be exposed to blood-borne pathogens such as the hepatitis C virus. These requirements, among other things, require work practice controls, protective clothing and equipment, training, medical follow-up, vaccinations and other measures designed to minimize exposure to, and transmission of, blood-borne pathogens. In addition, the Needlestick Safety and Prevention Act requires, among other things, that we include in our safety programs the evaluation and use of engineering controls such as safety needles if found to be effective at reducing the risk of needlestick injuries in the workplace.

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

RISKS RELATED TO OUR COMMON STOCK

Because we believe the recent volatility of our stock price was caused by our announcement of our License Agreement and our acquisition of rights to use the licensed patents to seek a treatment for coronavirus as well as norovirus, the increase in our stock price may be temporary for a number of reasons.

After we announced our entry into the License Agreement with the Kansas State University Research Foundation, the price of our common stock surged from $0.49 as of February 21 to the closing price of $1.77 on February 26 and our daily trading volume also increased substantially during that time. Additionally, after our March 6, 2020 announcement regarding the initiation of our coronavirus program, our trading volume remained extremely high relative the prior 12-month period. Since then, our stock price has fallen to a closing price of $0.68 per share on March 26, 2020. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by competitors that they are initiating human trials of drugs to treat the coronavirus or with respect to a possible vaccine;

●	Public announcement that the rapid spread of the coronavirus has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	The continued large declines in major stock market indexes which causes investors to sell our common stock; or

●	The termination of any other factors which may have created the unusual volatility and spike in volume;

We cannot assure you that our stock price and volume will stabilize, in which case investors may sustain large losses

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time to time;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	our announcements concerning the initiation and results of clinical trials;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	the financial projections we may provide to the public, any changes in those projections or our failure to meet those projections.

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	litigation involving us, our current or former officers and directors, our stockholders, our industry, or investigations by regulators into our operations or those of our competitors;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth in any of our significant markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources. See Item 3. “Legal Proceedings” for a description of certain pending litigation.

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

We have fully written-off our IPR&D, and we no longer have an IPR&D asset as of December 31, 2018; refer to “Item 7 – Management’s Discussion and Analysis – Critical Accounting Policies and Estimates – Business Combinations and Intangible Assets.”

At December 31, 2019 and 2018, the Company had goodwill of $19,092,343 and $65,195,000 respectively. Based on the fair value of its reporting unit, measured by the Company’s Nasdaq market capitalization and an income based approach analysis, which exceeded the carrying value at December 31, 2019; we have incurred an impairment charge of approximately $46,100,000 from our goodwill as of December 31,2019.

We may in the future be required to record additional impairment charges to write-off goodwill which is also related to our merger with RFS Pharma in 2014. Our stock price could be negatively impacted should future impairments of our goodwill occur.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over our actions requiring stockholder approval.

As of March 13, 2020, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 29.2% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets.

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

Further, the Stockholder Rights Agreement provides Dr. Schinazi and Dr. Frost and certain other Company stockholders with rights including the right to approve future financings and a right of first refusal, which have not been impediments to date. However, in the event of any future disagreements between Dr. Schinazi and Dr. Frost, we may be unable to raise future capital we need or make concessions to one of these directors, which may adversely affect us or result in added expenses. Dr. Schinazi did not consent to our most recent financing in March 2020. We are uncertain what impact this may have upon us.

Future sales and issuances of our common stock or rights to purchase common stock, including under our equity incentive plan, could cause additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

In November 2019 and February and March 2020 we conducted public offerings in which we issued a total of approximately 17.03 million shares of common stock and raised a total of approximately $20.8 million in gross proceeds. While we expect that these financings will be sufficient to fund our operations for more than the 12 months, significant additional capital may be needed in the future to continue our planned operations. To the extent we have raised and continue to raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Under our Equity Incentive Plans, our management may grant stock options and other equity-based awards to our employees, directors and consultants. Approximately 3,588,377 million shares of common stock are available for future grant.

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

District Court for the Western District of Washington and may become involved in additional legal proceedings in the future.

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

See “Item 3 – Legal Proceedings” for more information.

Failure to meet the continued listing requirements of The Nasdaq Capital Market, could result in delisting of our common stock, which in its turn would negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock trades on The Nasdaq Capital Market (“Nasdaq”). Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On December 13, 2019, we were notified by Nasdaq that we were not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. While we have regained compliance and this matter has since been resolved, if we fail to meet these continued listing requirements in the future, Nasdaq may take steps to delist our common stock. If our common stock is delisted from The Nasdaq Capital Market, we could face significant material adverse consequences, including:

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

As of March 28, 2020, we had approximately 52.1 million shares of common stock outstanding, approximately 36.9 million of which are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by affiliates, are subject to additional restrictions as described below.

In general, Rule 144 provides that any person who is not an affiliate of the Company and has not been an affiliate for 90 days, and who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions.

Our largest stockholder, Dr. Raymond Schinazi, who beneficially owned 19.7% of our common stock as of March 29, 2020, resigned as our Board Chairman in February 2019. However, a Stockholder Rights Agreement he signed in 2014, in which another principal shareholder is a party, requires that we continue to treat him as an affiliate.

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

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that it is not liable to defend us in the class and derivative litigation. The insurance company also is claiming it is entitled to recover $1 million it advanced to us in connection with the SEC investigation. We have retained counsel to defend us which has filed an answer to the complaint.

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

November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. Subsequent to September 30, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit on October 11, 2018. The plaintiff’s appeal was denied and the dismissal affirmed.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock has been traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “COCP” since March 12, 2018. Prior to March 12, 2018, our common stock was quoted on OTCQB under the same symbol “COCP”. As of December 31, 2019, there were approximately 213 holders of record of our common stock.

The last reported sales price of our Common stock on Nasdaq on December 31, 2019 was $0.50 per share.

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

During fiscal year ended December 31, 2019, the following key aspects of our business advanced:

●	We signed exclusive license and collaboration agreement with Merck and Co., Inc. to discover and develop certain proprietary influenza A/B antiviral agents.
●	We secured a total of $13,230,000 million gross proceeds over the past 12 months; $6,564,000 million from Merck payments and $6,666,000 million gross proceeds from common-stock only financings.
●	We reported encouraging safety and preliminary efficacy data for its U.S. Phase 2a study evaluating CC-31244 for the ultra-short treatment of HCV infected individuals showing no drug-drug interactions and substantial efficacy. The data obtained from this trial used 2 weeks of CC-31244 in combination with Epclusa followed by 4 weeks of Epclusa alone.
●	We presented preclinical characterization data of CC-42344 at the 6th ISIRV-AVG Conference demonstrating excellent antiviral activity against influenza A strains and favorable pharmacokinetic and safety profile.

Results of Operations

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had revenue of $6,564,000 and $0 for the years ended December 31, 2019 and 2018, respectively. We had a net loss of $48,169,000 for the year ended December 31, 2019 primarily due to a $46,103,000 goodwill impairment, compared to a net loss of $49,048,000 for the year ended December 31, 2018 primarily due to a $53,905,000 IPR&D impairment. These 2019 and 2018 impairments are non-cash impairments of intangible assets. Our operating loss for the year ended December 31, 2019 was $48,406,000 compared to an operating loss of $62,924,000 in 2018. The operating loss for 2019 included the non-cash impairment charge of $46,103,000 on our intangible goodwill asset and 2018 operating loss included the non-cash impairment charge of $53,905,000 on our intangible IPR&D asset. Other income was $256,000 for the year ended December 31, 2019, which is primarily due to a $256,000 gain on the fair value of derivative liabilities. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants decreases during a period, which occurred during the year ended December 31, 2019, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our 7 employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs. We expect research and development expenses to increase in future periods as we expand our pre-clinical development activities.

Total research and development expenses were $4,004,000 for the year ended December 31, 2019, compared with $4,667,000 for the year ended December 31, 2018. This year over year decrease in research and development expenditures was primarily due to the completion of our HCV phase 2 clinical trial and expense reimbursements resulting from our Collaboration Agreement with Merck. We expect research and development expenses to increase in 2020 due to advancing our coronavirus and norovirus programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $4,863,000 for the year ended December 31, 2019, compared with $4,352,000 for the year ended December 31, 2018. This increase of $511,000 was primarily due to professional fees associated with litigation matters and insurance increases.

In the ordinary course of business, the Company entered into non-cancelable related party leases for its facilities and convertible debt (see Note 16 – Transactions with Related Parties in the following Consolidated Financial Statements).

Interest Income/Expense

Interest income (expense) was ($19,000) for the year ended December 31, 2019, compared to ($58,000) for the year ended December 31, 2018. The interest expense in 2019 is related to lease agreements and in 2018 is primarily a result of the convertible promissory notes we entered into in November 2017 which were all converted to common stock in May 2018.

Other Income/Expense

Other income, net, was $237,000 for the year ended December 31, 2019 compared with $294,000 for the year ended December 31, 2018. Other income, net for the year ended December 31, 2019 and 2018 primarily consisted of gains of $256,000 and $306,000, respectively, recognized from decreases in the fair value of our derivative liabilities as our stock price decreased.

Income Taxes

For the year ended December 31, 2019, we did not record an income tax benefit despite of our goodwill impairment which is reversed for tax purposes as a permanent difference. For the year ended December 31, 2018, we recorded an income tax benefit of $13,582,000 primarily as a result of reduction of our deferred tax liability which was caused by recent tax law changes lowering the corporate tax rate to 21%.

Liquidity and Capital Resources

For the year ended December 31, 2019, net cash used in operating activities was $1,563,000, compared to net cash used in operating activities of $8,290,000 for the year ended December 31, 2018. The decrease in cash used in operating activities in 2019 as compared to 2018 was attributable to the revenue flow from our influenza A/B license agreement with Merck of $6,564,000. For the year ended December 31, 2019, net cash used in investing activities netted to $145,000, which consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington. For the year ended December 31, 2018, our net cash provided by investing activities consisted of $1,372,000 primarily from settlement of our mortgage note receivable of $1,400,000 offset by capital expenditures for lab equipment in our R&D facilities and relocation to Miami of our finance office. For the year ended December 31, 2019, net cash provided by financing activities was $6,424,000, compared to net cash provided by financing activities of $8,893,000 for the year ended December 31, 2019. Net cash generated by financing activities in 2019 and 2018 was the result of issuance common stock, net of finance lease payments.

The Company had approximately $7,418,000 cash on hand at December 31, 2019. Subsequently, the Company raised gross proceeds of approximately $20,000,000, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company, as described below. Based upon our estimated cash balance of $22 million as of March 26, 2020, we estimate we have enough working capital to meet or needs for approximately the next two years. Of course, the uncertainties caused by COVID-19 could impact our research activities and affect our Merck collaboration which would reduce this estimate. Regardless we have more than enough cash to meet our working capital needs for the next 12 months.

On January 29, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 3,492,063 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $0.63 for aggregate gross proceeds to the Company of approximately $2.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.30 for aggregate gross proceeds to the Company of approximately $11.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.35 for aggregate gross proceeds to the Company of approximately $6.8 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2019, the Company recorded a net loss of approximately $48,169,000 and used approximately $1,544,000 of cash in operating activities.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding the expected timing of initiation of our Phase 1 influenza study, our collaboration with Merck pursuant to the Collaboration Agreement, and our liquidity.

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

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2019, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

We also recorded $65,195,000 of goodwill in the RFS Pharma acquisition that is subject to impairment testing. This goodwill primarily represents the amount initially recorded as a deferred tax liability in the RFS Pharma acquisition, which was required as the goodwill recorded for book purposes is not tax deductible based on the structure of the acquisition. Impairment tests of goodwill are done annually on November 30 requiring substantial judgment and estimates. We completed our annual goodwill impairment tests for November 30, 2019 and determined that there was a $46,103,000 impairment of goodwill. There was no impairment of goodwill for November 13, 2018.

Recently Issued Accounting Standards

See discussion in Note 2 to the consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements

The consolidated financial statements of Cocrystal Pharma, Inc. required by this Item are described in Item 15 of this Annual Report on Form 10-K and are presented beginning on page F-1.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined effective could provide only reasonable assurance with respect to financial statement preparation and presentation.

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

With input and oversight from the Audit Committee, management implemented a remediation plan to ensure that control deficiencies contributing to the material weaknesses for the year ended December 31, 2018 were remediated such that these controls now operate effectively. These remediation actions included:

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

Item 9B. Other Information

None.

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Bothell, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States “(“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Weinberg & Company

We have served as the Company’s auditor since 2019.

Los Angeles, California

March 27, 2020

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2019	December 31, 2018

Assets
Current assets:
Cash	$7,418	$2,723
Restricted cash	50	29
Accounts receivable	644	-
Prepaid expenses and other current assets	169	191
Total current assets	8,281	2,943

Property and equipment, net	431	384
Deposits	50	40
Operating lease right-of-use assets, net (including $40 to related party)	677	-
Goodwill	19,092	65,195
Total assets	$28,531	$68,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,999	$1,080
Current maturities of finance lease liabilities	103	214
Current maturities of operating lease liabilities (including $59 to related party)	177	-
Derivative liabilities	7	263
Total current liabilities	2,286	1,557
Long-term liabilities:
Finance lease liabilities	14	117
Operating lease liabilities (including $40 to related party)	523	-
Total long-term liabilities	537	117

Total liabilities	2,823	1,674

Commitments and contingencies

Stockholders’ equity:
Common stock, $.001 par value; 100,000 and 100,000 shares authorized as of December 31, 2019 and December 31, 2018; 35,150 and 29,938 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	36	30
Additional paid-in capital	260,932	253,949
Accumulated deficit	(235,260)	(187,091)
Total stockholders’ equity	25,708	66,888

Total liabilities and stockholders’ equity	$28,531	$68,562

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,
	2019	2018

Revenues:
Collaboration revenue	$6,564	$-

Operating expenses:
Research and development	4,004	4,667
General and administrative	4,863	4,352
Impairments	46,103	53,905
Total operating expenses	54,970	62,924

Loss from operations	(48,406)	(62,924)

Other (expense) income:
Interest expense, net	(19)	(58)
Gain on settlement of mortgage note receivable	-	106
Loss on disposal of property and equipment	-	(60)
Change in fair value of derivative liabilities	256	306
Total other income, net	237	294

Loss before income taxes	(48,169)	(62,630)

Income tax benefit	-	13,582

Net loss	$(48,169)	$(49,048)

Net loss per common share:
Loss per share, basic and diluted	$(1.51)	$(1.75)
Weighted average number of common shares outstanding, basic and diluted	31,859	28,009

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2017	24,275	$24	$243,419	$(138,043)	$105,400
Stock-based compensation	-	-	562	-	562
Exercise of common stock options	144	-	228	-	228
Sale of common stock, net of transaction costs	4,435	5	7,679	-	7,684
Convertible debt instruments	1,085	1	2,061	-	2,062
Net loss	-	-	-	(49,048)	(49,048)
Balance as of December 31, 2018	29,939	$30	$253,949	$(187,091)	$66,888

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	351	-	351
Sale of common stock, net of transaction costs	5,212	6	6,632	-	6,638
Net loss	-	-	-	(48,169)	(48,169)
Balance as of December 31, 2019	35,150	$36	$260,932	$(235,260)	$25,708

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2019	2018

Operating activities:
Net loss	$(48,169)	$(49,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	98	50
Amortization of right of use assets	156	-
Stock-based compensation	351	562
Interest expense, net	-	58
Loss on impairment goodwill	46,103	-
Loss on impairment of in process research and development	-	53,905
Gain on settlement of mortgage note receivable	-	(106)
Loss on disposal of property and equipment	-	60
Payments on operating lease liabilities	(133)	-
Change in fair value of derivative liabilities	(256)	(306)
Gain on mortgage note receivable	-	(106)
Deferred income tax benefit	-	(13,582)
Changes in operating assets and liabilities:
Accounts receivable	(644)	-
Prepaid expenses and other current assets	22	(86)
Deposits	(10)	(9)
Accounts payable and accrued expenses	919	240
Deferred rent	-	(28)
Net cash used in operating activities	(1,563)	(8,290)

Investing activities:
Purchases of property and equipment	(145)	(28)
Proceeds from settlement of mortgage note receivable	-	1,400
Net cash (used in) provided by investing activities	(145)	1,372

Financing activities:
Payments of finance lease obligations	(214)	(19)
Proceeds from sale of common stock, net of transaction costs	6,638	7,684
Proceeds from issuance of convertible notes	-	1,000
Proceeds from exercise of stock options	-	228
Net cash provided by financing activities	6,424	8,893

Net increase in cash and restricted cash	4,716	1,975
Cash and restricted cash at beginning of period	2,752	777
Cash and restricted cash at end of period	$7,468	$2,752

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Purchases of property and equipment under capital leases	$-	347
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$833	$-
Issuance of commons stock upon conversion of notes payable	$-	$2,062

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

The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $48,406,000 and $62,924,000 in the years ended December 31, 2019 and 2018, respectively.

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and Alliance Global Partners (“AGP” and together the “Sales Agents”), pursuant to which, and at the Company’s sole discretion, may issue and sell over time, and from time to time, to or through the Sales Agents, up to $10,000,000 worth of shares of the Company’s common stock. On December 14, 2018, Ladenburg terminated its engagement as a sales agent under the Distribution Agreement. As of December 31, 2018, we had not sold any shares of common stock under the Distribution Agreement.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the Distribution Agreement. The Company also terminated the agreement with Barrington effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP.

On October 30, 2019, the Company and AGP amended and restated its Distribution Agreement to reduce the amount to be raised under the Agreement from $10,000,000 to $6,000,000 (inclusive of the $351,576 which has been raised to date).

On January 29, 2020, the Company and AGP amended and restated its Distribution Agreement to reduce the amount to be raised under the Agreement from $6,000,000 to $551,576 (inclusive of the $351,576 which has been raised to date).

During the year ended December 31, 2019, the Company received an upfront non-refundable payment of $4,000,000 and employees and research expense reimbursements of approximately $2,400,000, and anticipates future payments for employees and research expense reimbursements over the term of our collaboration with Merck Sharp & Dohme Corp. (“Merck”), which became effective January 2, 2019 (refer to Note 11, Licenses and Collaborations).

Subsequent to December 31, 2019, the Company sold 16,990,641 shares of its common stock for net proceeds of $18.2 million

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2019, the Company recorded a net loss of approximately $48,169,000 and used approximately $1,544,000 of cash in operating activities.

At December 31, 2019, the Company had cash and cash equivalents of approximately $7.4 million. During the first three months of 2020 we raised approximately $20.0 million, net $18.3 million after deducting placement agent fees and offering expenses. We believe that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2020 and 2021.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2019 and 2018, our primary operating account held approximately $7,418,000 and $2,723,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

As of December 31, 2019, 100% of our revenue and receivables are from one customer.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2019 and 2018.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2019	December 31, 2018
Cash	$7,418	$2,723
Restricted cash	50	29
Total cash and restricted cash shown in the statements of cash flows	$7,468	$2,752

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

The Company categorizes its cash and restricted cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option pricing model as discussed in Note 10 – Warrants.

At December 31, 2019 and 2018, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2019 and 2018. A reconciliation of the beginning and ending Level 3 liabilities for is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2019	2018
Balance, January 1,	$263	$569
Change in fair value of warrants potentially settleable in cash (Note 10)	(256)	(306)
Balance at December 31,	$7	$263

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

Beginning January 1, 2019, the Company early adopted ASU No. 2017-04, “Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard eliminates the second step in the goodwill impairment test which requires an entity to determine the implied fair value of the reporting unit’s goodwill. Instead, an entity should recognize an impairment loss if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, with the impairment loss not to exceed the amount of goodwill allocated to the reporting unit. Such early adoption did not have a material effect on the Company’s financial statements and related disclosures.

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

As of December 31, 2017, the Company had recorded Goodwill of $65,195,000 and In Process Research and Development costs of 53,905,000.

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

At December 31, 2018, the Company had goodwill of $65,195,000. The Company completed its annual impairment test in November 2019, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods did not exceed the carrying value as of December 31, 2019; therefore, management considered goodwill to be impaired. This resulted in a $46,103,000 impairment in 2019.

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

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This ASU provides guidance on whether certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. Accordingly, this amendment added unit of account guidance in Topic 606 when an entity is assessing whether the collaborative arrangement, or a part of the arrangement, is within the scope of Topic 606. In addition, the amendment provides certain guidance on presenting the collaborative arrangement transaction together with Topic 606. The Company adopted ASU 2018-18, effective in the fourth quarter of 2018 with no impact on our consolidated financial statements and related footnote disclosures.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. During the year ended December 31, 2019 the Company recognized revenue of $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the agreement, $1,838,000 for research and development activities related to its influenza A/B program and $358,000 for program expense reimbursements.

The Company recognized revenue for the year ended December 31, 2019 and 2018 were $6,564,000 and $0, respectively. As of December 31, 2019, accounts receivable of $644,000 was due from Merck.

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

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of December 31, 2019, and contain detail regarding the effective dates:

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

3. Property and Equipment

Property and equipment as of December 31, consists of the following (in thousands):

	2019	2018
Lab equipment (excluding equipment under finance leases)	$1,073	$945
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	347	347
Computer and office equipment	92	75
Total property and equipment	1,512	1,367
Less accumulated depreciation	(1,081)	(983)
Property and equipment, net	$431	$384

Depreciation expense was $98,000 and $50,000 for the years ended December 31, 2019 and 2018, respectively.

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

In February 2018, the Company, Daniel Fisher, and 580 Garcia Properties LLC resolved all outstanding claims and disputes. As part of this settlement, the Company received a payment of $1,400,000 in exchange for the release of the mortgage note and deed of trust, resulting in a net gain of $106,000 for disposal of the mortgage note receivable reflected in the consolidated statement of operations for the year ended December 31, 2019.

5. Goodwill and In-Process Research and Development

A reconciliation of the beginning and ending goodwill for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Balance, January 1,	$65,195	$65,195
Impairment charges	46,103	-
Balance at December 31,	$19,092	$65,195

At December 31, 2018, the Company had goodwill of 65,195,000. On November 30, 2019 the Company performed its annual impairment test and determined the fair value of its reporting unit, measured by the Company’s Nasdaq market capitalization and an income approach analysis, exceeded the carrying value by $46,103; therefore, management considered goodwill to be impaired.

A reconciliation of the beginning and ending in-process research and development intangible assets for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Balance, January 1,	$-	$53,905
Impairment charges	-	(53,905)
Balance at December 31,	$-	$-

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (in thousands):

	2019	2018
Accounts payable	$1,511	$616
Accrued compensation	83	78
Accrued other expenses	405	386
Total accounts payable and accrued expenses	$1,999	$1,080

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of year-end.

7. Common Stock

As of December 31, 2019, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 35,150,000 and 29,938,363 shares issued and outstanding as of December 31, 2019 and 2018, respectively.

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

In May 2018, the Company closed a public offering of 4,435,000 shares of its common stock for net proceeds after transaction costs of approximately $7,684,000 at $1.90 per share, and issued the underwriter a warrant to purchase 84,211 shares of common stock at $2.09 per share over a four-year period beginning October 27, 2018.

On August 6, 2018, the Company held its 2018 Annual Meeting of Shareholders and voted to reduce the number of shares of common stock, $0.001 par value per share, authorized from 800,000,000 to 100,000,000 shares.

In January, March and November 2019, the Company closed a series of placements of its common stock resulting in the sale of 5,211,695 shares of its common stock for net proceeds after transaction costs of approximately $6,638,422

In July 2018, the Company entered into an Equity Distribution Agreement (the “Distribution Agreement”) with Ladenburg Thalmann & Co. Inc. (“Ladenburg”), Barrington Research Associates, Inc. (“Barrington”), and Alliance Global Partners (“AGP” and together the “Sales Agents”), pursuant to which, and at the Company’s sole discretion, may issue and sell over time, and from time to time, to or through the Sales Agents, up to $10,000,000 worth of shares of the Company’s common stock. On December 14, 2018, Ladenburg terminated its engagement as a sales agent under the Distribution Agreement. As of December 31, 2018, we had not sold any shares of common stock under the Distribution Agreement. In March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the Distribution Agreement, dated July 19, 2018 by and among the Company, Ladenburg, Barrington, and AGP. The Company also terminated the engagement of Barrington as a sales agent under the Distribution Agreement effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP. In January 2019, we sold 80,000 shares of common stock under the Distribution Agreement and received net proceeds of approximately $344,000 which amount was included in the proceeds discussed above.

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

In May 2018, the Company completed a financing and issued a total of 4,435,527 shares of common stock at $1.90 per share, for net proceeds $7,680,000. Although the financing amount did not contractually effectuate the conversion feature of the Convertible Notes’ securities purchase agreements, the Company allowed Purchasers to convert the Convertible Notes to common stock at the $1.90 per share price of the May 2018 financing. All outstanding 8% convertible notes were converted to shares of common stock in May 2018 at the aggregate amount of the principal and accrued interest of approximately $2,062,000 as of the date of conversion, for a total of 1,085,105 common shares issued. The conversion was approved by disinterested members of the Company’s Board of Directors.

9. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”) under which 1,786,635 shares of common stock have been reserved for issuance to employees and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2007 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2019, 189,894 options remain available for future grant under this plan.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 1,666,667 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2019, 683,333 options remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the year ended December 31, 2019 and 2018 (in thousands, except per amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2017	1,656	711	8.39	1,640
Exercised	-	(143)	1.69	-
Granted	(925)	925	1.78	-
Cancelled	142	(142)	3.92	-
Balance at December 31, 2018	873	1,351	$5.73	$788
Exercised	-	-	-	-
Authorized	2,295	-	-	-
Cancelled	420	(420)	7.04	-
Balance at December 31, 2019	3,588	931	$4.14	$-

The Company did not grant any stock options during the year ended December 31, 2019. The 925,000 options granted during the year ended December 31, 2018 had a grant date fair value of approximately $1,949,000. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2018:

Assumptions:
Weighted average per share grant date fair value	$2.11
Risk-free interest rate	2.99%
Expected dividend yield	0.00%
Expected volatility	90.00%
Expected terms (in years)	6.1

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the years ended December 31, 2019 and 2018, equity-based compensation expense recorded was $351,000 and $562,000, respectively.

As of December 31, 2019, there was $1,179,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.5 years. For options granted and outstanding, there were 930,708 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $4.14, and weighted average remaining contractual term of 8 years at December 31, 2019. For vested and exercisable options, outstanding shares totaled 370,395, with an aggregate intrinsic value of $0.00. These options had a weighted-average exercise price of $6.20 per share and a weighted-average remaining contractual term of 7 years at December 31, 2019.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2019 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2019 of approximately $0.50 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2019	2018

Stock options issued and outstanding	931	1,351
Shares authorized for future option grants	3,588	873
Convertible notes	-	-
Warrants outstanding	243	243
Total	4,762	2,467

10. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2019 and 2018 (in thousands):

	Warrants Accounted for as: Equity		Warrants Accounted for as: Liabilities
	May 2018 Warrants	April 2013 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2017	-	50	26	133	209
Exercised	-	-	-	-	-
Granted	84	-	-	-	84
Expired	-	(50)	-	-	(50)
Outstanding, December 31, 2018	84	-	26	133	243
Exercised	-	-	-	-	-
Granted	-	-	-	-	-
Expired	-	-	-	-	-
Outstanding, December 31, 2019	84	-	26	133	243
Expiration date	October 27, 2022		October 24, 2023	January 16, 2024

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of December 31, 2019 and 2018, 159,000 warrants are accounted for as liabilities and 84,000 warrants are accounted for as equity.

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2019:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	3.8	4.0
Cumulative volatility	89.59%	90.58%
Risk-free rate	1.67%	1.68%

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

11. Licenses and Collaborations

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal received an upfront payment of $4 million and is eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause. The Company continues working with Merck under this Collaboration Agreement.

During the year ended December 31, 2019 the Company recognized revenue of $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the agreement, $1,838,000 for research and development activities related to its influenza A/B program and $358,000 for program expense reimbursements.

The company recognized revenue for the year ended December 31, 2019 and 2018 were $6,564,000 and $0, respectively. As of December 31, 2019, accounts receivable of $644,000 was due from Merck.

Kansas State University Research Foundation

On February 18, 2020, Cocrystal Pharma, Inc. (the “Company”) entered into a License Agreement (the “Agreement”) with Kansas State University Research Foundation (the “Foundation”) effective February 12, 2020.

Pursuant to the terms of the Agreement, the Foundation granted the Company an exclusive for human use a royalty bearing license to practice under certain patent rights, including a patent and a patent application covering antiviral compounds against coronaviruses and norovirus, and related know-how, to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $80,000 and an annual license maintenance fee in the amount of $20,000 per year, and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $3.1 million, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

The Agreement will remain in effect until the expiration of the patent rights covered by the Agreement, unless earlier terminated pursuant to customary terms.

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

The following table sets forth the computation of basic and diluted net loss per share (in thousands, except per share amounts):

	2019	2018
Numerator:
Net loss attributable to common stockholders	$(48,169)	$(49,048)

Denominator:
Weighted average number of shares outstanding used to compute net loss per share:
Basic and diluted	31,859	28,009

Net loss per share, basic and diluted	$(1.51)	$(1.75)

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	2019	2018
Options to purchase common stock	930	1,351
Convertible notes	-	-
Warrants to purchase common stock	243	243
Total	1,173	1,594

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

A reconciliation of income tax expense (benefit) for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	2019	2018
Current:
Federal	$-	$-
State	-	-
Total current income tax expense	-	-

Deferred:
Federal	-	(10,347)
State	-	(3,235)
Total deferred income tax benefit	-	(13,582)
Total income tax benefit	$-	$(13,582)

Significant components of the Company’s deferred income taxes at December 31, 2019 and 2018 are shown below (in thousands):

	2019	2018
Deferred tax assets:
Net operating loss carryforwards (i)(ii)	$15,406	$16,849
Compensation	762	819
Research and development tax credits (iii)	1,996	2,023
Property and equipment	(9)	4
Other	121	84
Total deferred tax assets, gross	18,425	19,779

Deferred tax liabilities:
Acquired in-process research and development	-	-

Total deferred taxes, net	18,425	19,779
Valuation allowance	(18,425)	(19,779)

Deferred tax liability, net	$-	$-

Balances of deferred tax assets as of December 31, 2019 and 2018, include the following, respectively:

(i)	California net operating loss carryforwards of $0 and $1,190,000,
(ii)	Georgia net operating loss carry forwards of $0 and $543,000,
(iii)	California research and development tax credits of $0 and $203,000.
(iv)	Florida net operating loss carryforwards of $35,000 and $28,000.

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2019, the Company has federal and state net operating losses, or NOL, carryforwards of approximately $72,100,000 and $1,000,000, respectively. The federal and Florida loss generated after 2017 of $10,500,000 and $1,000,000, respectively, will carryforward indefinitely and be available to offset up to 80% of future taxable income each year. The federal NOL carryforwards begin to expire in 2026.

At December 31, 2019, the Company had federal and state capital loss carryforwards of approximately $2,000,000 that expire in 2028.

At December 31, 2019, the Company had federal and state capital loss carryforwards of approximately $1,070,000 that expire in 2023.

The above NOL carryforward and the3 research tax credit carryforward may be subject to an annual limitation under the Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/382 analysis. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2019	2018

Statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	(20.1)%	0.0%
Change in valuation allowance	3.1%	(3.1)%
Other tax, credit and adjustments	(4.0)%	(3.8)%
Effective income tax rate	0.0%	21.7%

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

14. Lease Commitment

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. The lease for our Miami office is with a related party (see below).

Operating lease right-of-use (“ROU”) assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. ROU assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The operating lease ROU asset includes any lease payments made and excludes lease incentives.

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for certain leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019, resulted in the recognition of operating lease right-of-use assets of $833,000 and corresponding lease liabilities of approximately the same amount. There was no cumulative-effect adjustment to accumulated deficit. As of December 31, 2019, the unamortized right of use asset was $677,000 and total lease liabilities were $700,000, of which $177,000 was current.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (in thousands):

Year Ended December 31, 2019
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statement of operations)	$214

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$211
Weighted average remaining lease term – operating leases (in years)	3.8
Average discount rate – operating leases	8%

The supplemental balance sheet information related to leases for the period is as follows (in thousands):

At December 31, 2019
Operating leases
Long-term right-of-use assets of which $40 relates to related party, net of amortization of $156	$677

Short-term operating lease liabilities, of which $59 relates to related party	177
Long-term operating lease liabilities, of which $40 relates to related party	523
Total operating lease liabilities	$700

Year ending December 31,	(in thousands)
2019	$-
2020	226
2021	213
2022	178
2023 and thereafter	198
Total minimum operating lease payments	$815
Less: present value discount	(115)
Total operating lease liabilities	700

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility are calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2019 and 2018, approximately $80,000 and $71,000 of CAM charges for the Bothell, Washington lease were included in operating expenses in the consolidated statements of operations, respectively.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company for the lease of its Miami office (see Note 16 – Transactions with Related Parties). The lease term is three years with an optional three-year extension. Monthly lease payments under this lease total $254,000 through September 2021.The minimum lease payments above do not include taxes and fees, which are expected to be approximately $9,000 annually. As of December 31, 2019, the remaining right of use asset relating to this lease was $677,000 and the remaining lease obligation was $700,000.

Rent expense, excluding capital leases and CAM charges, for 2019 and 2018 totaled $226,000 and $187,000, respectively.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021. The lease agreements have an effective interest rate of 8.01%.

Future minimum finance lease payments, by year and in aggregate, are as follows:

Year ending December 31,	(in thousands)
2019	$-
2020	103
2021	14
Total minimum capital lease payments	$121

The leased lab equipment is included under property and equipment and depreciable over five years. Total assets and accumulated depreciation recognized, net, under finance leases was $347,000 and $75,000 as of December 31, 2019, respectively. Total assets and accumulated depreciation recognized, net, under finance leases was $347,000 and $6,000 as of December 31, 2018

15. Commitments and Contingencies

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

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Heath, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. Subsequent to September 30, 2018, Pederson has filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit on October 11, 2018. The Court of Appeals recently affirmed the lower court.

While the Company intends to defend itself vigorously from the claims in the aforementioned disputes, it is unable to predict the outcome of these legal proceedings. Any potential loss as a result of these legal proceedings cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for any of the aforementioned claims.

16. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense, including taxes and fees, for this location would be approximately $62,000. The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease was $57,000 and $19,000 for the years ended December 31, 2019 and 2018, respectively.

The offices and laboratory space in Tucker, Georgia were leased from a limited liability company owned by one of Cocrystal’s former directors, Dr. Raymond Schinazi and previously leased on a month to month basis. The Company closed its office in Tucker, Georgia, and the last lease payment was made in October 2018. Payments during the year ended December 31, 2018 under this lease were $77,000.

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

All 8% convertible notes, including accrued interest, were converted to common stock shares in May 2018 at $1.90 per share. Dr. Schinazi’s affiliated Company received 273,367 shares for its 8% convertible notes balance of approximately $519,000, and OPKO Health, Inc., affiliated with Dr. Frost, received 538,544 shares for its 8% convertible notes balance of approximately $1,023,000 upon conversion. In the consolidated balance sheets, as of December 31, 2019 there were no amounts due in convertible notes payable to related parties.

17. Subsequent Events

Kansas State University Research Foundation

On February 18, 2020, Cocrystal Pharma, Inc. (the “Company”) entered into a License Agreement (the “Agreement”) with Kansas State University Research Foundation (the “Foundation”) effective February 12, 2020.

Pursuant to the terms of the Agreement, the Foundation granted the Company an exclusive for human use a royalty bearing license to practice under certain patent rights, including a patent and a patent application covering antiviral compounds against coronaviruses and norovirus, and related know-how, to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $80,000 and an annual license maintenance fee in the amount of $20,000 per year, and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $3.1 million, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

The Agreement will remain in effect until the expiration of the patent rights covered by the Agreement, unless earlier terminated pursuant to customary terms.

Common Stock Sales

On January 29, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 3,492,063 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $0.63 for aggregate gross proceeds to the Company of approximately $2.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.30 for aggregate gross proceeds to the Company of approximately $11.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.35 for aggregate gross proceeds to the Company of approximately $6.8 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

PART III

The information required in Items 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2019 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2019.

PART IV

Item 15. Exhibits, Financial Statement Schedules

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
4.1	Description of Capital Stock				Filed
10.1	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.4	Gary Wilcox Advisory Agreement*	10-K/A	4/29/16	10.16
10.5	James Martin Consulting Agreement*	8-K	2/24/17	10.1

10.6	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1

10.7	Form of Convertible Note dated November 24, 2017	8-K	12/1/17	10.2
10.8	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.9	Equity Distribution Agreement, dated July 19, 2018**	8-K	7/20/18	1.1
10.9(a)	Amendment No. 1 to the Equity Distribution Agreement	8-K	3/26/19	10.1
10.9(b)	Amended and Restated Equity Distribution Agreement, dated October 30, 2019**	8-K	10/30/19	1.1
10.9(c)	Amendment No. 1 to the Amended and Restated Equity Distribution Agreement	8-K	1/29/20	1.1
10.10	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***	10-K	4/1/19	10.12
10.11	Securities Purchase Agreement, dated March 11, 2019	8-K	3/11/19	10.1
10.12	Underwriting Agreement, dated October 30, 2019**	8-K	10/31/19	1.1
10.13	Placement Agency Agreement, dated January 29, 2020	8-K	1/31/20	1.1
10.14	Form of Securities Purchase Agreement**	8-K	1/31/20	10.1
10.15	Engagement Letter, dated February 26, 2020	8-K	3/4/20	10.2
10.16	Form of Securities Purchase Agreement, dated February 27, 2020**	8-K	3/4/20	10.1
10.17	Form of Securities Purchase Agreement, dated March 9, 2020**	8-K	3/13/20	10.1
21.1	Subsidiaries				Filed
23.1	Auditors’ Consent for Form S-3 and S-8				Filed
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002****				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Represents management contracts or compensatory plan or arrangement.

** Exhibits have been omitted. The Company undertakes to furnish the omitted exhibits to the Commission upon request.

*** Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

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

COCRYSTAL PHARMA, INC.

March 27, 2020	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Wilcox	Chief Executive Officer and Chairman (Principal Executive Officer)	March 27, 2020
Gary Wilcox

/s/ Phillip Frost	Director	March 27, 2020
Phillip Frost

/s/ Jane Hsiao	Director	March 27, 2020
Jane Hsiao

/s/ Steven Rubin	Director	March 27, 2020
Steven Rubin

/s/ Anthony Japour	Director	March 27, 2020
Anthony Japour

/s/ James Martin	Chief Financial Officer (Principal Accounting Officer)	March 27, 2020
James Martin

45