Form 10-Q
period 2020-03-31
Cocrystal Pharma, Inc.
filed 2020-05-13
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 13, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,140,699.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2020

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$21,686	$7,418
Restricted cash	50	50
Accounts receivable	644	644
Prepaid expenses and other current assets	202	169
Total current assets	22,582	8,281
Property and equipment, net	494	431
Deposits	39	50
Operating lease right-of-use assets, net (including $40 to related party)	634	677
Goodwill	19,092	19,092
Total assets	$42,841	$28,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,659	$1,999
Current maturities of finance lease liabilities	50	103
Current maturities of operating lease liabilities (including $59 to related party)	182	177
Derivative liabilities	34	7
Total current liabilities	1,925	2,286
Long-term liabilities:
Finance lease liabilities	10	14
Operating lease liabilities (including $40 to related party)	475	523
Total long-term liabilities	485	537
Total liabilities	2,410	2,823
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2020 and December 31, 2019; 52,141 and 35,150 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	53	36
Additional paid-in capital	277,628	260,932
Accumulated deficit	(237,250)	(235,260)
Total stockholders’ equity	40,431	25,708
Total liabilities and stockholders’ equity	$42,841	$28,531

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenues:
Collaboration revenue	$461	$5,078
Operating expenses:
Research and development	1,283	878
General and administrative	1,139	1,323
Total operating expenses	2,422	2,201

Income (loss) from operations	(1,961)	2,877
Other (expense) income:
Interest expense, net	(2)	(6)
Change in fair value of derivative liabilities	(27)	100
Total other income (expense), net	(29)	94
Net income (loss)	$(1,990)	$2,971
Net income (loss) per common share, basic and diluted	$(0.05)	$0.10
Weighted average number of common shares outstanding, basic	41,662	30,337
Weighted average number of common shares outstanding, diluted	41,662	30,371

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	35,150	$36	$260,932	$(235,260)	$25,708
Stock-based compensation	-	$-	$107	$-	$107
Sale of common stock, net of transaction costs	16,991	$17	$16,589	$-	$16,606
Net loss	-	$-	$-	$(1,990)	$(1,990)
Balance as of March 31, 2020	52,141	$53	$277,628	$(237,250)	$40,431

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	33	-	33
Sale of common stock, net of transaction costs	1,682	2	3,926	-	3,928
Net income	-	-	-	2,971	2,971
Balance as of March 31, 2019	31,620	$32	$257,908	$(184,120)	$73,820

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(1,990)	$2,971
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	30	23
Amortization of right of use assets	44	43
Stock-based compensation	107	33

Payments on operating lease liabilities	(44)	(27)
Change in fair value of derivative liabilities	27	(100)
Changes in operating assets and liabilities:
Accounts receivable	-	(1,078)
Prepaid expenses and other current assets	(33)	22
Deposits	11	-
Accounts payable and accrued expenses	(340)	134
Deferred rent	-	(3)
Net cash (used in) provided by operating activities	(2,188)	2,018

Investing activities:
Purchases of property and equipment	(93)	(25)
Net cash used in investing activities	(93)	(25)

Financing activities:
Payments on finance lease liabilities	(57)	(52)
Proceeds from sale of common stock, net of transaction costs	16,606	3,928
Net cash provided by financing activities	16,549	3,876
Net increase in cash and restricted cash	14,268	5,869
Cash and restricted cash at beginning of period	7,468	2,752
Cash and restricted cash at end of period	$21,736	$8,621

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES:
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$-	$833

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a biopharmaceutical company incorporated in Delaware, has been developing novel technologies and approaches to create first-in-class or best-in-class antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2020, the Company has primarily funded its operations through equity offerings.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2019 filed on March 27, 2020 (“Annual Report”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At March 31, 2020 and December 31, 2019, our primary operating account held approximately $21,686,000 and $7,418,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

As of March 31, 2020, 100% of our revenue and receivables are from one customer, Merck Sharp & Dohme Corp. (“Merck”).

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

The Company categorizes its cash and restricted cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 2 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option pricing model as discussed in Note 7 – Warrants.

At March 31, 2020 and December 31, 2019, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company’s derivative liabilities are considered Level 2 measurements.

Goodwill

In November 2014, goodwill was recorded in connection with the acquisition of RFS Pharma, and have represented a series of awarded patents, filed patent applications and an in-process research program acquired related to Hepatitis C compound development.

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

At March 31, 2020, the Company had goodwill of $19,092,000. The Company completed its annual impairment test in November 2019, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods were less than the carrying value as of December 31, 2019; therefore, management considered goodwill to be impaired. This resulted in a $46,103,000 impairment in 2019.

Based on management’s assessment at March 31, 2020, no further impairment of Goodwill is required.

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

The Company recognized revenue for the three months ended March 31, 2020 and 2019 were $461,000 and $5,078,000, respectively. As of March 31, 2020, accounts receivable of $644,000 was due from Merck.

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

As of March 31, 2020, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2020 and therefore recorded no amount for income tax expense for the three months ended March 31, 2020. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

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

Share Issuance Costs

The Company accounts for direct and incremental costs related to the issuance of its capital stock as a reduction in the proceeds from such issuances.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts) for the three months ended:

	March 31, 2020	March 31, 2019
Numerator:
Net income (loss) attributable to common stockholders	$(1,990)	$2,971
Denominator:
Weighted average number of shares outstanding, basic	41,662	30,337
Adjustment for dilutive effects of warrants, outstanding and in-the-money	-	26
Adjustment for dilutive effects of options, exercisable and in-the-money	-	8
Weighted average number of common shares outstanding, diluted	41,662	30,371
Net income (loss) per common share, basic	$(0.05)	$0.10
Net income (loss) per common share, diluted	$(0.05)	$0.10

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2020	2019
Outstanding options to purchase common stock	923	1,200
Warrants to purchase common stock	243	217
Notes payable convertible to common stock	-	-
Total	1,166	1,417

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivables. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2020, and December 31, 2019, property and equipment consists of (in thousands):

	March 31, 2020	December 31, 2019
Lab equipment (excluding equipment under finance leases)	$1,138	$1,073
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	347	347
Computer and office equipment	120	92
Total property and equipment	1,605	1,512
Less: accumulated depreciation and amortization	(1,111)	(1,081)
Property and equipment, net	$494	$431

Total depreciation and amortization expense were $30,000 and $23,000 for the three months ended March 31, 2020 and 2019 respectively, which includes amortization expense of $17,000 for both years. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2020	December 31, 2019
Accounts payable	$922	$1,511
Accrued compensation	107	83
Accrued other expenses	630	405
Total accounts payable and accrued expenses	$1,659	$1,999

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of March 31, 2020, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 52,140,699 and 35,150,058 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

On March 20, 2019, the Company by written notice suspended at-the-market sales of its common stock pursuant to the Equity Distribution Agreement, dated July 19, 2018 (the “Distribution Agreement”) by and among the Company, Ladenburg, Barrington, and A.G.P./Alliance Global Partners (“AGP”). The Company also terminated the engagement of Barrington as a sales agent under the Distribution Agreement effective March 21, 2019. The Distribution Agreement remains in place with respect to AGP, subject to the suspension of sales discussed above until further notice is provided by the Company to AGP. In January 2019, we sold 80,000 shares of common stock under the Distribution Agreement and received net proceeds of approximately $344,000. In October 2019, the Company and AGP amended and restated its Distribution Agreement to reduce the amount to be raised under the Distribution Agreement from $10,000,000 to $6,000,000 (inclusive of the $351,576 which has been raised to date).

On January 29, 2020 the “Company and AGP further amended the Distribution Agreement to reduce the amount to be raised under the Agreement from $6,000,000 to $551,576 (inclusive of the $351,576 which has been raised to date).

On January 29, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 3,492,063 shares of common stock at a purchase price per share of $0.63 for aggregate gross proceeds to the Company of approximately $2.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 shares of common stock at a purchase price per share of $1.30 for aggregate gross proceeds to the Company of approximately $11.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 shares of common stock at a purchase price per share of $1.35 for aggregate gross proceeds to the Company of approximately $6.8 million, before deducting fees payable to the placement agent, lock-up settlement fee and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

6. Stock Based Awards

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

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 2,705,237 (including 1,038,570 initially transferred from the 2007 Plan) shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of March 31, 2020, 3,595,643 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the three months ended March 31, 2020 and 2019 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	3,588	931	$4.14	$-
Exercised	-	-	-	-
Granted	-	-	-	-
Cancelled	8	(8)	2.94	-
Balance at March 31, 2020	3,596	923	4.15	-

The Company did not grant any options during the three months ended March 31, 2020, nor the three months ended March 31, 2019.

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2020 and 2019, equity-based compensation expense recorded was $107,000 and $33,000, respectively.

As of March 31, 2020, there was approximately $1,072,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.4 years. For options granted and outstanding, there were 923,065 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $4.15, and weighted average remaining contractual term of 7.84 years at March 31, 2020. For vested and exercisable options, outstanding shares totaled 413,690, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $5.84 per share and a weighted-average remaining contractual term of 7.1 years at March 31, 2020.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2020 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2020 of $0.71 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	March 31, 2020	March 31, 2019
Stock options issued and outstanding	923	1,208
Shares authorized for future option grants	3,596	1,016
Convertible notes	-	-
Warrants outstanding	243	243
Total	4,762	2,467

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2020 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2019	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2020	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2020:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.0%	0.0%
Contractual term (years)	3.6	3.8
Cumulative volatility	120.15%	118.41%
Risk-free rate	0.39%	0.41%
Value	$0.20	$0.21

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2019:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	3.8	4.0
Cumulative volatility	89.59%	90.58%
Risk-free rate	1.67%	1.68%
Value	$0.04	$0.05

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

8. Licenses and Collaborations

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck funds research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal received an upfront payment of $4,000,000 in 2019 and is eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause.

The Company recognized $461,000 in revenues on the condensed consolidated statement of operations and recorded the same amount in accounts receivable on the condensed consolidated balance sheet, for the three months ended and as of March 31, 2020, respectively, related to influenza A/B program research and development expenses for the first quarter of 2020.

Kansas State University Research Foundation

Cocrystal entered into a License Agreement with Kansas State University Research Foundation (the “Foundation”) on February 18, 2020 to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of Norovirus and Coronavirus infections.

Pursuant to the terms of the License Agreement, the Foundation granted the Company an exclusive royalty bearing license to practice under certain patent rights, under patent applications covering antivirals against coronaviruses, caliciviruses, and picornaviruses, and related know-how, including to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee of $80,000 under the License Agreement, and annual license maintenance fees. The Company also agreed to make certain future milestone payments, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. See Note 11, Subsequent Events with respect to another License Agreement with the foundation.

9. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancelable leases to purchase equipment and for its facilities, including related party leases (see Note 10 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

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

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2020 (in thousands):

2020 (excluding the three months ended March 31, 2020)	$170
2021	213
2022	178
2023	183
Thereafter	15
Total operating lease payments	759
Less: present value discount	(102)

Total operating lease liabilities	$657

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2020 and 2019, approximately $20,000 and $16,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company (see Note 10 – Transactions with Related Parties). The lease term is three years with an optional three-year extension. On an annualized basis, straight-line rent expense is approximately $58,000, including fixed and estimable fees and taxes.

For the three months ended March 31, 2020 and 2019, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $44,000 and $43,000, respectively.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire lab equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021, respectively. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 1.7 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of March 31, 2020 (in thousands):

2020 (excluding the three months ended March 31, 2020)	$48
2021	15
Total finance lease payments	63
Less: present value discount	(3)
Total finance lease liabilities	$60

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of March 31, 2020, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $347,000 and $93,000, respectively, and depreciation expense for the three months ended March 31, 2020 was $17,000. As of December 31, 2019, total right-of-use assets lab equipment exchanged for finance lease liabilities was $347,000 and accumulated depreciation for lab equipment under finance leases was $76,000.

At March 31, 2020, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $63,000 and the Company expects to pay future interest charges of $3,000 over the remaining finance lease terms. For the three months ended March 31, 2020, the Company paid $57,000 and $2,000 in principal and interest, respectively, totaling financing cash out flows of $57,000, net of interest expense, for amount included in the measurement of lease liabilities for finance leases. At December 31, 2019, the aggregate outstanding balance of finance lease liabilities, current and long-term, was $117,000 and the Company expects to pay future interest charges of $4,000 over the remaining finance lease terms. For the three months ended March 31, 2019, the Company paid $52,000 and $6,000 in principal and interest, respectively, totaling financing cash out flows of $52,000, net of interest expense, for amount included in the measurement of lease liabilities for finance leases.

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

COVID-19

Our administrative and finance activities are fully functional out of our Miami, Florida location and our research laboratory in Bothell, Washington remains open for essential operations while meeting COVID-19 quarantine challenges. Our scientists are also able to continue working remotely and we remain committed to meeting our corporate and development milestones throughout the year. We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic. Also because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effects on us in a number of ways including:

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

10. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $14,000 and $14,000 for the three months ended March 31, 2020 and 2019, respectively.

11. Subsequent Events

Kansas State University Research Foundation

On April 19, 2020, the Company entered into a second License Agreement with the Foundation in addition to the License Agreement entered into in February 2020.

Pursuant to the terms of the second License Agreement, the Foundation granted the Company an exclusive royalty bearing license to practice under certain patent rights under patent applications covering antivirals against coronaviruses, caliciviruses, and picornaviruses, and related know-how, including to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee of $110,000 and annual license maintenance fees. The Company also agreed to make certain future milestone payments, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. (refer to Note 8 – Licenses and Collaborations).

Directors

On April 15, 2020, the Board elected Dr. Roger Kornberg, Chairman of the Company’s Scientific Advisory Board, as a director to fill the vacancy on the Board, effective immediately following Dr. Jane Hsiao’s resignation. Dr. Kornberg was also appointed a member of the Compensation Committee and the Corporate Governance and Nominating Committee of the Board. Dr. Kornberg, a Nobel Laureate, will also continue as Chairman of the Company’s Scientific Advisory Board.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and early clinical stage antiviral compounds for unmet medical needs including Influenza Virus, Coronavirus, Hepatitis C virus (“HCV”), and Norovirus infections.

Impact of COVID-19 Pandemic

COVID-19 is caused by a coronavirus called SARS-CoV-2. Coronaviruses are a large family of viruses that are common in people and many different species of animals, including camels, cattle, cats, and bats. Rarely, animal coronaviruses can infect people and then spread between people. This occurred with MERS-CoV and SARS-CoV, and now with the virus that causes COVID-19.

The consequences of the COVID-19 pandemic and the impact on the national and global economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing.

Research and Development Update

During the three months ended March 31, 2020, the Company focused its research and development efforts primarily in four areas:

Influenza

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. See Note 8 – Licenses and Collaborations in the notes to the condensed consolidated financial statements under Item I, above, for more information. The collaboration has identified novel inhibitors effective against both strains A and B. During the three months ended March 31, 2020, the Company continued working with Merck under the Collaboration Agreement.

We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic profiles. We are currently conducting additional preclinical IND enabling activities and plan to initiate a Phase 1 study during 2021.

Coronavirus

During the three months ended March 31, 2020, the Company initiated a coronavirus program targeting the SARS-CoV-2 virus that is responsible for the COVID-19 pandemic. There is currently no specific vaccine or antiviral treatment available for COVID-19.

The Company is currently advancing its Coronavirus program leveraging the rights to preclinical leads from its License Agreements with Kansas State University Research Foundation to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of coronavirus infections (COVID-19). Cocrystal intends to pursue research and development of these antiviral compounds for coronavirus, including preclinical and clinical development. The Company’s recent additional License Agreement significantly expands and further advances its COVID-19 program by providing novel anti-coronavirus compounds for further development.

We initiated preclinical studies of COVID-19 inhibitors during the second quarter and plans to identify additional COVID-19 inhibitors utilizing its proprietary platform technology during the third quarter of this year. The Company anticipates the selection of its lead preclinical molecule in the fourth quarter of 2020.

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

In June 2018, the Company began enrollment in and initiation of patient dosing in its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals and completed the enrollment in September 2018. The Phase 2a open-label study was designed to evaluate the safety, tolerability and preliminary efficacy of CC-31244 in combination with Epclusa, an approved twelve-week HCV drug. Patients were treated with CC-31244 and Epclusa for two weeks and then Epclusa alone for an additional four weeks for a total of six weeks.

On January 22, 2019 the Company announced safety and preliminary efficacy data for the Phase 2a study. All subjects had completed the six-week treatment regimen. The treatment was well tolerated with no study discontinuations due to adverse events. Eight of 12 subjects achieved the primary efficacy endpoint of sustained virologic response at 12 weeks after completion of treatment (SVR12). SVR12 is defined as undetectable virus in blood 12 weeks after completion of treatment and is considered a virologic cure. The eight subjects that achieved SVR12 had significantly higher frequencies of terminally differentiated effector memory CD8+ T cells compared with the four that relapsed at both baseline and at end-of-6-week treatment. The trial and the final study report have been completed

In October 2018, the Company signed a Clinical Trial Agreement for an investigator-initiated study with the Humanity & Health Research Centre (“HHRC”) in Hong Kong, China. Due to unrest in Hong Kong and the coronavirus pandemic, the clinical trial agreement has been terminated effective March 24, 2020.

The Company is in partnership discussions for further clinical development of CC-31244.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase inhibitors using the Company’s proprietary structure-based drug design technology platform. Cocrystal recently entered into a License Agreement with the Kansas State University Research Foundation to further develop certain proprietary broad-spectrum antiviral compounds for humans to treat Norovirus and Coronavirus infections. Preclinical activities for our Norovirus program are currently under way. The Company expects to complete its proof-of-concept animal model study in the fourth quarter of 2020.

Results of Operations for the Three Months Ended March 31, 2020 compared to the Three Months Ended March 31, 2019

Revenue

Revenue recorded for the three months ended March 31, 2020 was $461,000, compared with $5,078,000 for the three months ended March 31, 2019. The revenue for the three months ended March 31, 2019 included $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the Merck Collaboration Agreement executed on January 2, 2019. Currently, reimbursement of research and development expenses under the Collaboration Agreement is our only source of revenue.

Research and Development Expense

Research and development expense consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs. During the first quarter of 2020, we initiated a Coronavirus program targeting the SARS-CoV-2 virus that is responsible for the COVID-19 pandemic. There is currently no specific vaccine or antiviral treatment available for COVID-19.

Total research and development expenses for the three months ended March 31, 2020 and 2019 were $1,283,000 and $878,000, respectively. The increase of $405,000 was primarily due increases in COVID-19 and Influenza programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2020 and 2019 were approximately $1,139,000 and $1,323,000, respectively. The decrease of $184,000 was primarily due to decreased audit related fees, resulting from a change in our independent registered public accounting firm in April 2019, and legal services that included contracts, litigation and patent related matters.

Interest Expense, Net

Interest expense for the three months ended March 31, 2020 and 2019 were approximately $2,000 and $6,000, respectively. The interest amounts represent interest incurred on finance leased lab equipment in 2019. Interest income was negligible for the three months ended March 31, 2020 and 2019.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods. The change in the fair value of derivative liabilities for the three months ended March 31, 2020 and 2019 was $27,000 and $100,000, respectively.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2020. The Company’s effective income tax rate was 0.0% and 0.0% for the three-months ended March 31, 2020 and March 31, 2019, respectively. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Income (Loss)

As a result of the above factors, for the three months ended March 31, 2020, the Company had net loss of approximately $1,990,000 compared with a net income of approximately $2,971,000 for the same period in 2019.

Liquidity and Capital Resources

Net cash used by operating activities was $2,186,000 for the three months ended March 31, 2020 compared with net cash provided by operating activities of $2,018,000 for the same period in 2019. This was primarily due to the $4,000,000 upfront payment from Merck at the signing of the Collaboration Agreement in January 2019.

Net cash used for investing activities was approximately $93,000 for the three months ended March 31, 2020 compared with $25,000 net cash used for the same period in 2019. For the three months ended March 31, 2020 and 2019, net cash used for investing activities consisted primarily of capital spending for computers and lab equipment.

Net cash provided by financing activities totaled $16,547,000 for the three months ended March 31, 2020 compared with $3,876,000 for the same period in 2019. This was primarily due to the sale of common stock in three registered direct offerings during the three months ended March 31, 2020.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $21,686,000 cash on March 31, 2020 and believes this is sufficient to maintain planned operations through 2021.

We have focused our efforts on research and development activities, including through collaborations with suitable partners. We have been profitable on a quarterly basis, but have never been profitable on an annual basis. We have no products approved for sale and have incurred operating losses and negative operating cash flows on an annual basis since inception.

The Company’s interim consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Historically, public and private equity offerings have been our principal source of liquidity. During the three months ended March 31, 2020, the Company closed the following three registered direct offerings of its Common Stock.

On January 29, 2020, the Company entered into a Placement Agency Agreement with AGP, pursuant to which AGP agreed to serve as the placement agent in connection with the registered offering of 3,492,063 shares of Common Stock (the “Shares”) at a public offering price of $0.63 per share for aggregate gross proceeds to the Company of approximately $2.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. In connection with the offering, the Company also entered into Securities Purchase Agreements with certain investors named therein, pursuant to which the Company agreed to issue the Shares directly to investors. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 shares of Common Stock at a purchase price per share of $1.30 for aggregate gross proceeds to the Company of approximately $11.0 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 shares of Common Stock at a purchase price per share of $1.35 for aggregate gross proceeds to the Company of approximately $6.8 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings and through arrangements with strategic partners or from other sources. There can be no assurances, however, that additional funding will be available on terms acceptable to the Company, or at all, and any equity financing may be very dilutive to existing shareholders.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential under the Collaboration Agreement; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our Influenza program, including the initiation of the Phase 1 study in 2021; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our coronavirus program, including identifying additional inhibitors using our proprietary platform technology in Q3 2020 and the selection of a preclinical lead molecule in Q4 2020; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our norovirus program, including completing the proof-of-concept animal model study in the fourth quarter of 2020; and future liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks arising from the impact of the COVID-19 pandemic on our Company, including its future effect on the U.S. and global economies, supply chain disruptions, our continued ability to proceed with our programs, receive necessary regulatory approvals and continue to rely on certain third parties, and on the national and global economy, risks arising from our reliance on continuing collaboration with Merck under the Collaboration Agreement, the future results of preclinical and clinical studies, general risks arising from clinical trials, receipt of regulatory approvals, development of effective treatments and/or vaccines by competitors, and our ability to find and enter into agreements with suitable collaboration partners. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates

Goodwill. As of March 31, 2020, the Company had a goodwill of $19,092,000. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more. The Company’s last annual impairment assessment was on November 30, 2019.

Revenue recognition. Effective in the fourth quarter of 2018, we adopted Accounting Standards Codification (“ASC”) Topic 606–Revenue from Contracts with Customers.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019*	10-K	4/1/19	10.12
10.2	Amendment to Equity Distribution Agreement, dated March 20, 2019	8-K	3/26/19	10.1
10.3	Securities Purchase Agreement, dated March 11, 2019	8-K	3/11/19	10.1
10.4	Amendment, dated January 29, 2020, to the Amended and Restated Equity Distribution Agreement, dated October 2, 2019, between the Company and A.G.P./Alliance Global Partners	8-K	1/29/20	1.1
10.5	Placement Agency Agreement, dated January 29, 2020, between the Company and A.G.P./Alliance Global Partners+	8-K	1/31/20	1.1
10.6	Form of Securities Purchase Agreement, dated January 29, 2020, among the Company and the purchasers named therein+	8-K	1/31/20	10.1
10.7	License Agreement, dated February 18, 2020, between the Company and Kansas State University Research Foundation*				Filed
10.8	Engagement letter dated February 26, 2020 by and between the Company and H.C. Wainwright & Co., LLC	8-K	3/4/20	10.2
10.9	Form of Securities Purchase Agreement, dated February 27, 2020, by and between the Company and the purchasers named therein+	8-K	3/4/20	10.1
10.10	Form of Securities Purchase Agreement, dated March 9, 2020, by and between the Company and the purchasers named therein+	8-K	3/13/20	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The Company undertakes to submit a marked copy of this exhibit for review by the SEC staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC staff promptly upon request.

** This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

+ Exhibits and/or schedules have been omitted. The Company hereby agrees to furnish to the SEC upon request any omitted information.

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

Cocrystal Pharma, Inc.

Dated: May 13, 2020	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2020	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

