Form 10-Q
period 2020-06-30
Cocrystal Pharma, Inc.
filed 2020-08-06
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August, 6, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 52,140,699.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$19,315	$7,418
Restricted cash	50	50
Accounts receivable	592	644
Prepaid expenses and other current assets	145	169
Total current assets	20,102	8,281
Property and equipment, net	660	431
Deposits	35	50
Operating lease right-of-use assets, net (including $64 to related party)	589	677
Goodwill	19,092	19,092
Total assets	$40,478	$28,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,640	$1,999
Current maturities of finance lease liabilities	39	103
Current maturities of operating lease liabilities (including $59 to related party)	187	177
Derivative liabilities	77	7
Total current liabilities	2,943	2,286
Long-term liabilities:
Finance lease liabilities	54	14
Operating lease liabilities (including $40 to related party)	426	523
Total long-term liabilities	480	537
Total liabilities	3,423	2,823
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of June 30, 2020 and December 31, 2019; 52,141 and 35,150 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	53	36
Additional paid-in capital	277,747	260,932
Accumulated deficit	(240,745)	(235,260)
Total stockholders’ equity	37,055	25,708
Total liabilities and stockholders’ equity	$40,478	$28,531

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019

Revenues:
Collaboration revenue	$554	$592	$1,015	$5,670
	554	592	1,015	5,670
Operating expenses:
Research and development	1,976	1,091	3,259	1,969
General and administrative	2,028	1,051	3,167	2,374
Total operating expenses	4,004	2,142	6,426	4,343

Income (loss) from operations	(3,450)	(1,550)	(5,411)	1,327

Other (expense) income:
Interest expense, net	(2)	(5)	(4)	(11)
Change in fair value of derivative liabilities	(43)	40	(70)	140
Total other income, net	(45)	35	(74)	129
Net income (loss)	$(3,495)	$(1,515)	$(5,485)	$1,456

Net income (loss) per common share, basic and diluted	$(0.07)	$(0.05)	(0.12)	0.05
Weighted average number of common shares outstanding, basic	52,141	31,621	46,930	30,986
Weighted average number of common shares outstanding, diluted	52,141	31,621	46,930	31,006

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	35,150	$36	$260,932	$(235,260)	$25,708
Stock-based compensation	-	-	107	-	107
Sale of common stock, net of transaction costs	16,991	17	16,589	-	16,606
Net loss	-	-	-	(1,990)	(1,990)
Balance as of March 31, 2020	52,141	$53	$277,628	$(237,250)	$40,431
Stock-based compensation	-	-	119	-	119
Net loss	-	-	-	(3,495)	(3,495)
Balance as of June 30, 2020	52,141	$53	$277,747	$(240,745)	$37,055

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	33	-	33
Sale of common stock, net of transaction costs	1,683	2	3,926	-	3,928
Net income	-	-	-	2,971	2,971
Balance as of March 31, 2019	31,621	32	257,908	(184,120)	73,820
Stock-based compensation	-	-	113	-	113
Net loss	-	-	-	(1,515)	(1,515)
Balance as of June 30, 2019	31,621	$32	$258,021	$(185,635)	$72,418

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2020	2019

Operating activities:
Net income (loss)	$(5,485)	$1,456
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	68	45
Operating lease expense	88	72
Stock-based compensation	226	146
Interest expense, net	-	11
Payments on operating lease liabilities	(87)	(53)
Gain on settlement of mortgage note receivable	-	-
Change in fair value of derivative liabilities	70	(140)
Deferred income tax benefit	-	-
Changes in operating assets and liabilities:
Accounts receivable	52	(914)
Prepaid expenses and other current assets	24	96
Deposits	15	(10)
Accounts payable and accrued expenses	641	284
Deferred rent	-	(3)
Net cash provided by (used in) operating activities	(4,388)	990

Investing activities:
Purchases of property and equipment	(220)	(29)
Proceeds from settlement of mortgage note receivable	-	-
Net cash (used in) provided by investing activities	(220)	(29)

Financing activities:
Payments on finance lease liabilities	(101)	(117)
Proceeds from sale of common stock, net of transaction costs	16,606	3,928
Net cash provided by financing activities	16,505	3,811

Net increase in cash and restricted cash	11,897	4,772
Cash and restricted cash at beginning of period	7,468	2,752
Cash and restricted cash at end of period	$19,365	$7,524

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of finance lease right-of-use asset and liability	$77	$-
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$-	$833

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a biopharmaceutical company incorporated in Delaware, has been developing novel technologies and approaches to create first-in-class or best-in-class antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on inhibiting viral replication, we plan to leverage our infrastructure and expertise in these areas.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2020, the Company has primarily funded its operations through equity offerings.

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

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and derivative liabilities, recoverability of deferred tax assets, estimated useful lives of fixed assets, and forecast assumptions used in the valuation of intangible assets and goodwill. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. However, if future results are not consistent with our estimates and assumptions, including as a result of the COVID-19 global pandemic, then we may be exposed to an impairment charge, which could be material. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At June 30, 2020 and December 31, 2019, our primary operating account held approximately $19,315,000 and $7,418,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

As of June 30, 2020, 100% of our revenue and receivables are from one customer, Merck Sharp & Dohme Corp. (“Merck”).

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

At June 30, 2020 and December 31, 2019, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable and lease liabilities approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company’s derivative liabilities are considered Level 2 measurements.

Goodwill

In November 2014, goodwill was recorded in connection with the acquisition of RFS Pharma.

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

At June 30, 2020, the Company had goodwill of $19,092,000. The Company previously completed its annual impairment test in November 2019, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods were less than the carrying value as of December 31, 2019; therefore, management considered goodwill to be impaired. This resulted in a $46,103,000 impairment in 2019. The Company plans to conduct its next annual impairment test in November 2020.

Based on management’s assessment at June 30, 2020, no further impairment of Goodwill is required.

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

Revenue recorded for the three and six months ended June 30, 2020 was $554,000 and $1,015,000, respectively, compared with $592,000 and $5,670,000 for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, accounts receivable of $592,000 was due from Merck.

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

As of June 30, 2020, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2020 and therefore recorded no amount for income tax expense for the six months ended June 30, 2020. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

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

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share amounts) for the three months ended:

	June 30, 2020	June 30, 2019
Numerator:
Net income (loss) attributable to common stockholders	$(5,485)	$1,456
Denominator:
Weighted average number of shares outstanding, basic	46,930	30,986
Adjustment for dilutive effects of warrants, outstanding and in-the-money	-	20
Adjustment for dilutive effects of options, exercisable and in-the-money	-	-
Weighted average number of common shares outstanding, diluted	46,930	31,006
Net income (loss) per common share, basic	$(0.12)	$0.05
Net income (loss) per common share, diluted	$(0.12)	$0.05

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2020	2019
Outstanding options to purchase common stock	1,801	988
Warrants to purchase common stock	243	243
Total	2,044	1,231

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of June 30, 2020, and December 31, 2019, property and equipment consists of (in thousands):

	June 30, 2020	December 31, 2019
Lab equipment	$1,478	$1,073
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	118	347
Computer and office equipment	120	92
Total property and equipment	1,716	1,512
Less: accumulated depreciation and amortization	(1,056)	(1,081)
Property and equipment, net	$660	$431

Total depreciation and amortization expense was $36,000 and $68,000 for the three and six months ended June 30, 2020, which includes amortization expense of $15,000 and $32,000 related to finance lease right-of-use lab equipment, respectively. Total depreciation and amortization expense were $22,000 and $45,000 for the three and six months ended June 30, 2019, which includes amortization expense of $18,000 and $35,000 related to finance lease right-of-use lab equipment, respectively. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2020	December 31, 2019
Accounts payable	$832	$1,511
Accrued compensation	160	83
Accrued other expenses	1,648	405
Total accounts payable and accrued expenses	$2,640	$1,999

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of June 30, 2020, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 52,140,699 and 35,150,058 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

On January 29, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 3,492,063 shares of common stock at a purchase price per share of $0.63 for aggregate net proceeds to the Company of approximately $1.5 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 shares of common stock at a purchase price per share of $1.30 for aggregate net proceeds to the Company of approximately $10.1 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 shares of common stock at a purchase price per share of $1.35 for aggregate net proceeds to the Company of approximately $5.0 million, after deducting fees payable to the placement agent, lock-up settlement fee and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

On June 2, 2020, the Company provided written notice to A.G.P./Alliance Global Partners (“AGP”) of its election to terminate the Amended and Restated Equity Distribution Agreement, dated October 30, 2019, by and between the Company and AGP, as amended on January 29, 2020 (the “AGP Agreement”). The termination of the AGP Agreement was effective June 3, 2020.

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

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 2,705,237 (including 1,038,570 initially transferred from the 2007 Plan) shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of June 30, 2020, 2,718,020 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the six months ended June 30, 2020 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	3,588	931	$4.14	$-
Exercised	-	-	-	-
Granted	(878)	878	1.33	167
Cancelled	8	(8)	2.94	-
Balance at June 30, 2020	2,718	1,801	2.78	167

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and six months ended June 30, 2020 and 2019, equity-based compensation expense recorded was $119,000 and $226,000, and $113,000 and $146,000, respectively.

During the six months ended June 30, 2020 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 878,000 shares of common stock. The options have an exercise price of $1.33 per share, expire in ten years, and vest as follows: one half vests on the one year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2021. The total fair value of these options at the grant date was approximately $944,000 using the Black-Scholes Option pricing model.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2020	2019
Risk-free interest rate	0.43%	2.9%
Average expected term (years)	5.9	6.1
Expected volatility	107.45%	90.0%
Expected dividend yield	-	-

The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of measurement corresponding with the expected term of the share option award; the expected term represents the weighted-average period of time that share option awards granted are expected to be outstanding giving consideration to vesting schedules and historical participant exercise behavior; the expected volatility is based upon historical volatility of the Company’s common stock; and the expected dividend yield is based on the fact that the Company has not paid dividends in the past and does not expect to pay dividends in the future.

As of June 30, 2020, there was approximately $1,898,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 8.7 years. For options granted and outstanding, there were 464,627 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $5.51, and weighted average remaining contractual term of 6.9 years at June 30, 2020. For vested and exercisable options, outstanding shares totaled 464,627, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $5.51 per share and a weighted-average remaining contractual term of 6.9 years at June 30, 2020.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2020 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 30, 2020 of $1.52 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	June 30, 2020	June 30, 2019
Stock options issued and outstanding	1,801	989
Shares authorized for future option grants	2,718	3,530
Warrants outstanding	243	243
Total	4,762	4,762

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2020 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2019	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2020	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2020:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	3.3	3.5
Cumulative volatility	113.56%	110.85%
Risk-free rate	0.23%	0.24%
Value	$0.48	$0.49

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

The Company recognized $1,015,000 in revenues on the condensed consolidated statement of operations for the six months ended June 30, 2020 related to influenza A/B program research and development expenses for the first six months of 2020.

Kansas State University Research Foundation

Cocrystal entered into a License Agreement with Kansas State University Research Foundation (“KSURF”) on February 18, 2020 to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of Norovirus and Coronavirus infections.

Pursuant to the terms of the License Agreement, KSURF granted the Company an exclusive royalty bearing license to practice under certain patent rights, under patent applications covering antivirals against coronaviruses, caliciviruses, and picornaviruses, and related know-how, including to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay KSURF a one-time non-refundable license initiation fee of $80,000 under the License Agreement, and annual license maintenance fees. The Company also agreed to make certain future milestone payments, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. See Note 11, Subsequent Events with respect to another License Agreement with KSURF.

On April 19, 2020, the Company entered into a second License Agreement with KSURF in addition to the License Agreement entered into in February 2020.

Pursuant to the terms of the second License Agreement, KSURF granted the Company an exclusive royalty bearing license to practice under certain patent rights under patent applications covering antivirals against coronaviruses, caliciviruses, and picornaviruses, and related know-how, including to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay KSURF a one-time non-refundable license initiation fee and annual license maintenance fees. The Company also agreed to make certain future milestone payments, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

9. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancelable leases to purchase equipment and for its facilities, including related party leases (see Note 10 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. The Company recently signed an amendment to the Bothell, Washington lease agreement by extending the lease term for a period of sixty months from February 2019 through January 2024. For operating leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 3.3 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2020 (in thousands):

2020 (excluding the six months ended June 30, 2020)	$114
2021	213
2022	178
2023	183
Thereafter	15
Total operating lease payments	703
Less: present value discount	(88)

Total operating lease liabilities	$613

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the six months ended June 30, 2020 and 2019, approximately $41,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations.

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

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company (see Note 10 – Transactions with Related Parties). The lease term is three years with an optional three-year extension. On an annualized basis, straight-line rent expense is approximately $58,000, including fixed and estimable fees and taxes. As of June 20, 2020, operating lease rights include $64,000 and operating lease liabilities include $99,000 relating to this lease.

For the six months ended June 30, 2020 and 2019, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $149,000 and $100,000, respectively, of which $29,000 in each period was to a related party.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire lab equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021, respectively; in June 2020 the Company entered into a new lease agreement to acquire lab equipment with 36 payments of $2,000 monthly payable through April 16, 2023. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 4.2 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of June 30, 2020 (in thousands):

2020 (excluding the six months ended June 30, 2020)	$22
2021	44
2022	29
2023	7
Total finance lease payments	102
Less: present value discount	(9)
Total finance lease liabilities	$93

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of June 30, 2020, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $120,000 and $16,000, respectively, and depreciation expense for the three months ended June 30, 2020 was $15,000. As of December 31, 2019, total right-of-use assets lab equipment exchanged for finance lease liabilities was $347,000 and accumulated depreciation for lab equipment under finance leases was $75,000.

At June 30, 2020, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $93,000 and the Company expects to pay future interest charges of $10,000 over the remaining finance lease terms. At December 31, 2019, the aggregate outstanding balance of finance lease liabilities, current and long-term, was $117,000 and the Company expects to pay future interest charges of $4,000 over the remaining finance lease terms. For the six months ended June 30, 2020, the Company paid $101,000 and $4,000 in principal and interest, respectively, totaling financing cash out flows of $105,000, net of interest expense, for amount included in the measurement of lease liabilities for finance leases. For the six months ended June 30, 2019, the Company paid $105,000 and $11,000 in principal and interest, respectively, totaling financing cash out flows of $116,000 for amounts included in the measurement of lease liabilities for finance leases and added back to net income the $11,000 of interest expense under cash flows from operating activities.

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

In June 2020, the Company negotiated and executed term sheets with respect to the proposed settlement of the class action and the derivative lawsuit discussed above. The term sheets are subject to approval by the court. As of June 30, 2020, the Company agreed to pay $450,000 for its share of the total proposed class action settlement and as for the derivative lawsuit agreed to make certain corporate governance changes.

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that it is not liable to defend us in the class and derivative litigation. The insurance company also is claiming it is entitled to recover $1 million it advanced to us in connection with a prior SEC investigation, of which the Company disagrees with the insurance company position. We have retained counsel to defend us which has filed an answer to the complaint.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal affirmed. In July 2019, Lee Pederson filed another lawsuit in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher for various allegations. That lawsuit had previously been stayed by the court, pending disposition of Pederson’s first lawsuit. With that first lawsuit having been disposed of and the second lawsuit thus no longer stayed, the Company was served in July 2020 with the complaint initiating that second lawsuit and is reviewing the complaint with counsel.

On May 19, 2020, A.G.P./Alliance Global Partners (“AGP”), which had previously acted as the Company’s underwriter, placement agent and sales agent in connection with the Company’s registered and exempt equity offerings, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging violation of a lock-up provision under the Placement Agent Agreement, dated January 28, 2020 (the “Placement Agent Agreement”), by and between the Company and AGP. AGP seeks (i) damages estimated in the complaint to be in excess of $1 million and attorneys’ fees, and (ii) declaratory relief. The Company has filed a motion to dismiss the complaint.

While the Company intends to defend itself vigorously from the claims in the aforementioned disputes, it is unable to predict the outcome of these legal proceedings. Any potential loss as a result of these legal proceedings cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for any of the aforementioned claims.

COVID-19

Our administrative and finance activities are fully functional out of our Miami, Florida location and our research laboratory in Bothell, Washington remains open for essential operations while meeting COVID-19 quarantine challenges. Our scientists are also able to continue working on site and remotely and we remain committed to meeting our corporate and development milestones throughout the year. We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic. Also because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effects on us in a number of ways including:

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

10. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $34,000 and $28,000 for the six months ended June 30, 2020 and 2019, respectively.

11. Subsequent Events

Entry into a Material Definitive Agreement

On July 1, 2020 Company entered into an At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock.

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

Impact of COVID-19 Pandemic

A novel strain of coronavirus which causes COVID-19 continues to spread and severely impact the economy of the United States and other countries around the world. We are committed to being a part of the coordinated public and private sector response to this unprecedented challenge.

We have put preparedness plans in place at our facilities to maintain continuity of operations, while also taking steps to keep visitors and employees healthy and safe. In line with recommendations to reduce large gatherings and increase social distancing, we have, where practical, transitioned many office-based colleagues to a remote work environment.

The consequences of the COVID-19 pandemic and the impact on the national and global economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing.

Research and Development Update

During the six months ended June 30, 2020, the Company focused its research and development efforts primarily in four areas:

Influenza

On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents.

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. The Collaboration Agreement operates under a Research Operating Plan (ROP) which includes goals for both organizations. The Company achieved its anticipated goals in 2019 and H1 2020.

We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent preclinical antiviral activity against influenza A strains, including avian pandemic strains and oseltamivir-resistant strains, and has a favorable pharmacokinetic profile. We are currently conducting additional preclinical IND enabling activities and plan to initiate a Phase 1 study during 2021.

Coronavirus

During the six months ended June 30, 2020, the Company initiated a coronavirus program targeting the SARS-CoV-2 virus that is responsible for the COVID-19 pandemic. There is currently no specific vaccine or antiviral treatment available for COVID-19, although there are certain drugs that may offer relief and the federal government has funded ongoing vaccine research. Remdesivir is currently used for the treatment of hospitalized patients with severe COVID-19 symptoms pursuant to an emergency use authorization granted by the U.S. Food and Drug Administration (“FDA”).

The Company is currently advancing its Coronavirus program leveraging the rights to preclinical leads from its License Agreements with KSURF to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of coronavirus infections (COVID-19). Cocrystal intends to pursue research and development of these antiviral compounds for coronavirus, including preclinical and clinical development. The Company’s recent additional License Agreement from KSURF significantly expands and further advances its COVID-19 program by providing additional novel anti-coronavirus compounds for further development.

We initiated preclinical studies in our COVID-19 program during the second quarter and plan to identify additional replication inhibitors utilizing our proprietary platform technology during the third quarter of this year. The Company anticipates the selection of its lead preclinical molecule in the fourth quarter of 2020.

Hepatitis C

CC-31244, our HCV Non-Nucleoside Polymerase Inhibitor (“NNI”), is a potential best-in-class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV infection. It has the potential to be an important component in an all-oral ultra-short HCV combination therapy. The Company filed an Investigational New Drug (“IND”) application with the FDA on February 28, 2018 and received notice from the FDA on March 29, 2018 that its IND was now open and the Company was cleared to initiate its Phase 2a clinical study evaluating CC-31244 for the treatment of HCV infected individuals.

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

On January 22, 2019 the Company announced safety and preliminary efficacy data for the Phase 2a study. All subjects had completed the six-week treatment regimen. The treatment was well tolerated with no study discontinuations due to adverse events. Eight of 12 subjects achieved the primary efficacy endpoint of sustained virologic response at 12 weeks after completion of treatment (SVR12). SVR12 is defined as undetectable virus in blood 12 weeks after completion of treatment and is considered a virologic cure. The eight subjects that achieved SVR12 had significantly higher frequencies of terminally differentiated effector memory CD8+ T cells compared with the four that relapsed at both baseline and at end-of-6-week treatment. The trial and the final study report have been completed.

In October 2018, the Company signed a Clinical Trial Agreement for an investigator-initiated study with the Humanity & Health Research Centre (“HHRC”) in Hong Kong, China. Due to unrest in Hong Kong and the coronavirus pandemic, the clinical trial agreement has been terminated effective March 24, 2020.

The Company is in partnership discussions for further clinical development of CC-31244. There can be no assurances that any discussions will result in a partnership.

Norovirus Infections

We continue to identify and develop inhibitors of replication using the Company’s proprietary structure-based drug design technology platform. Cocrystal recently entered into License Agreements with the KSURF to further develop certain proprietary broad-spectrum antiviral compounds for humans to treat Norovirus and Coronavirus infections. Preclinical activities for our Norovirus program are currently under way. The Company expects to complete its proof-of-concept animal model study in the fourth quarter of 2020.

Results of Operations for the Three and Six Months Ended June 30, 2020 compared to the Three and Six Months Ended June 30, 2019

Revenue

Revenue recorded for the three and six months ended June 30, 2020 was $554,000 and $1,015,000, respectively, compared with $592,000 and $5,670,000 for the three and six months ended June 30, 2019, respectively. The revenue for the six months ended June 30, 2019 included $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the Merck Collaboration Agreement executed on January 2, 2019. Currently, reimbursement of research and development expenses under the Collaboration Agreement is our only source of revenue.

Research and Development Expense

Research and development expense consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs. During the first quarter of 2020, we initiated a Coronavirus program targeting the SARS-CoV-2 virus that is responsible for the COVID-19 pandemic. There is currently no approved specific vaccine or antiviral treatment available for COVID-19.

Total research and development expenses for the three and six months ended June 30, 2020 was $1,976,000 and $3,259,000, respectively, compared with $1,091,000 and $1,969,000 for the three and six months ended June 30, 2019, respectively. The increase for the three and six months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to increases in COVID-19 and Influenza programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three and six months ended June 30, 2020 was $2,028,000 and $3,167,000, respectively, compared with $1,051,000 and $2,374,000 for the three and six months ended June 30, 2019, respectively. The increase for the three and six months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to litigation costs, insurance increases and executive compensation.

Interest Expense, Net

Interest expense for the three and six months ended June 30, 2020 was $2,000 and $4,000, respectively, compared with $5,000 and $11,000 for the three and six months ended June 30, 2019, respectively. The increase for the three and six months ended June 30, 2020 compared to the three months ended June 30, 2019. The interest amounts represent interest incurred on finance leased lab equipment in 2019.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods. The change in the fair value of derivative liabilities for the six months ended June 30, 2020 and 2019 was ($70,000) and $140,000, respectively.

Net Income (Loss)

Net loss for the three and six months ended June 30, 2020 was $3,495,000 and $5,485,000, respectively, compared with a net loss of $1,515,000 and a net income of $1,456,000 for the three and six months ended June 30, 2019, respectively, as a result of revenue and expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $4,388,000 for the six months ended June 30, 2020 compared with net cash provided by operating activities of $990,000 for the same period in 2019. This was primarily due to the $4,000,000 upfront payment from Merck at the signing of the Collaboration Agreement in January 2019.

Net cash used for investing activities was approximately $220,000 for the six months ended June 30, 2020 compared with $29,000 net cash used in the same period in 2019. For the six months ended June 30, 2020 and 2019, net cash used for investing activities consisted primarily of capital spending for computers and lab equipment.

Net cash provided by financing activities totaled $16,505,000 for the six months ended June 30, 2020 compared with $3,811,000 for the same period in 2019. This was primarily due to the sale of common stock in three registered direct offerings during the six months ended June 30, 2020.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $19,365,000 cash on June 30, 2020 and believes this is sufficient to maintain planned operations through 2021.

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

Historically, public and private equity offerings have been our principal source of liquidity. During the six months ended June 30, 2020, the Company closed the following three registered direct offerings of its Common Stock.

On January 29, 2020, the Company entered into a Placement Agency Agreement with AGP, pursuant to which AGP agreed to serve as the placement agent in connection with the registered offering of 3,492,063 shares of Common Stock at a public offering price of $0.63 per share for aggregate gross proceeds to the Company of approximately $2.2 million, before deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. In connection with the offering, the Company also entered into Securities Purchase Agreements with certain investors named therein, pursuant to which the Company agreed to issue the Shares directly to investors. The Company closed the offering on January 31, 2020.

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

Subsequently, on July 1, 2020 Company entered into an At-The-Market Offering Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. The Company has not sold any shares pursuant to this ATM as of the date of this filing.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential earnings under the Collaboration Agreement; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our Influenza program, including the initiation of the Phase 1 study in 2021; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our coronavirus program, including identifying additional replication inhibitors using our proprietary platform technology in Q3 2020 and the selection of a preclinical lead molecule in Q4 2020; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our norovirus program, including completing the proof-of-concept animal model study in the fourth quarter of 2020; and future liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks arising from the impact of the COVID-19 pandemic on our Company, including its future effect on the U.S. and global economies, supply chain disruptions, our continued ability to proceed with our programs, receive necessary regulatory approvals and continue to rely on certain third parties, risks arising from our reliance on continuing collaboration with Merck under the Collaboration Agreement, the future results of preclinical and clinical studies, general risks arising from clinical trials, receipt of regulatory approvals, development of effective treatments and/or vaccines by competitors, and our ability to find and enter into agreements with suitable collaboration partners. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates

Goodwill. As of June 30, 2020, the Company had a goodwill of $19,092,000. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more. The Company’s last annual impairment assessment was on November 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

In June 2020, the Company negotiated and executed term sheets with respect to the proposed settlement of the class action and the derivative lawsuit discussed above. The term sheets are subject to approval by the court. As of June 30, 2020, the Company agreed to pay $450,000 for its share of the total proposed class action settlement and as for the derivative lawsuit agreed to make certain corporate governance changes.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller for various allegations. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal affirmed. In July 2019, Lee Pederson filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher. In his complaint, Pederson alleges tortious interference by the Company and Dr. Frost with the collaboration agreement between Mr. Pederson and Mr. Fisher. Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. This lawsuit had previously been stayed by the court, pending disposition of Pederson’s first lawsuit. With that first lawsuit having been dismissed and appeal denied, the stay was lifted, and the Company was served in July 2020 with the complaint initiating that second lawsuit. The Company is reviewing the complaint with counsel.

On May 19, 2020, A.G.P./Alliance Global Partners (“AGP”), which had previously acted as the Company’s underwriter, placement agent and sales agent in connection with the Company’s registered and exempt equity offerings, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging violation of a lock-up provision under the Placement Agent Agreement, dated January 28, 2020 (the “Placement Agent Agreement”), by and between the Company and AGP. AGP seeks (i) damages estimated in the complaint to be in excess of $1 million and attorneys’ fees, and (ii) declaratory relief. The Company has filed a motion to dismiss the complaint.

ITEM 1.A RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our Coronavirus program is in the preclinical stage and we face significant competition from multiple parties pursuing the development of an effective COVID-19 treatment or a vaccine, some of which have significantly more advanced product candidates and substantially more resources. If we fail to gain market share as the result of our competitors developing and successfully commercializing effective COVID-19 therapies or vaccines more quickly than we do, our business and future prospects would be materially and adversely affected.

Our COVID-19 program is the preclinical stage. We initiated preclinical studies during the second quarter of 2020 and anticipate .the selection of the lead preclinical molecule in the fourth quarter of 2020. We may be unable to produce an effective therapy in a timely manner or at all. Additionally, we are committing substantial financial and other resources to our COVID-19 program, which may negatively impact our other programs. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies and academic institutions have been conducting research aimed at development of an effective treatment for, or a vaccine against, COVID-19. Some of our competitors have substantially more resources, including government funding, than we do and have existing products in significantly more advanced stages of development. For example, remdesivir, an investigational antiviral agent developed by Gilead Sciences, Inc. (“Gilead”), is currently used for the treatment of hospitalized patients with severe COVID-19 symptoms pursuant to an emergency use authorization granted by the U.S. Food and Drug Administration, and Gilead earlier announced that it could spend as much as $1 billion on remdesivir in 2020. If we are unable to timely advance our Coronavirus program or if we fail to gain market share as the result of our competitors developing and successfully commercializing effective COVID-19 therapies more quickly than we do, our business and future prospects would be materially and adversely affected.

The COVID-19 pandemic may have a material adverse effect on our business.

We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic. Because the full impact of the COVID-19 pandemic remains uncertain, it may have material adverse effects on us in a number of ways including:

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent unregistered sales of securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
10.1	License Agreement dated April 19, 2020, between the Company and Kansas State University Research Foundation*				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished**
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Cocrystal Pharma, Inc.

Dated: August 06, 2020	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: August 06, 2020	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

