Form 10-Q
period 2020-09-30
Cocrystal Pharma, Inc.
filed 2020-11-13
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 13, 2020, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 68,563,512.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2020	December 31, 2019
	(unaudited)
Assets
Current assets:
Cash	$31,781	$7,418
Restricted cash	50	50
Accounts receivable	581	644
Prepaid expenses and other current assets	487	169
Total current assets	32,899	8,281
Property and equipment, net	635	431
Deposits	46	50
Operating lease right-of-use assets, net (including $51 to related party)	544	677
Goodwill	19,092	19,092
Total assets	$53,216	$28,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,350	$1,999
Current maturities of finance lease liabilities	40	103
Current maturities of operating lease liabilities (including $53 to related party)	188	177
Derivative liabilities	36	7
Total current liabilities	2,614	2,286
Long-term liabilities:
Finance lease liabilities	44	14
Operating lease liabilities (including $0 to related party)	381	523
Total long-term liabilities	425	537
Total liabilities	3,039	2,823
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of September 30, 2020 and December 31, 2019; 68,564 and 35,150 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	69	36
Additional paid-in capital	293,523	260,932
Accumulated deficit	(243,415)	(235,260)
Total stockholders’ equity	50,177	25,708
Total liabilities and stockholders’ equity	$53,216	$28,531

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019

Revenues:
Collaboration revenue	$489	$492	$1,504	$6,162

Operating expenses:
Research and development	2,077	1,077	5,336	3,046
General and administrative	1,121	1,223	4,288	3,597
Total operating expenses	3,198	2,300	9,624	6,643

Loss from operations	(2,709)	(1,808)	(8,120)	(481)

Other income (expense):
Interest expense, net	(2)	(5)	(6)	(16)
Change in fair value of derivative liabilities	41	33	(29)	173
Total other income (expense), net	39	28	(35)	157

Net loss	$(2,670)	$(1,780)	$(8,155)	$(324)

Net loss per common share:
Loss per share, basic and diluted	$(0.05)	$(0.06)	$(0.16)	$(0.01)
Weighted average number of common shares outstanding, basic and diluted	57,555	31,621	50,491	31,201

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	35,150	$36	$260,932	$(235,260)	$25,708
Stock-based compensation	-	-	107	-	107
Sale of common stock, net of transaction costs	16,991	17	16,589	-	16,606
Net loss	-	-	-	(1,990)	(1,990)
Balance as of March 31, 2020	52,141	$53	$277,628	$(237,250)	$40,431
Stock-based compensation	-	-	119	-	119
Net loss	-	-	-	(3,495)	(3,495)
Balance as of June 30, 2020	52,141	$53	$277,747	$(240,745)	$37,055
Stock-based compensation	-	-	237	-	237
Sale of common stock, net of transaction costs	16,423	16	15,539	-	15,555
Net loss	-	-	-	(2,670)	(2,670)
Balance as of September 30, 2020	68,564	69	293,523	(243,415)	50,177

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	33	-	33
Sale of common stock, net of transaction costs	1,683	2	3,926	-	3,928
Net income	-	-	-	2,971	2,971
Balance as of March 31, 2019	31,621	$32	$257,908	$(184,120)	$73,820
Stock-based compensation	-	-	113	-	113
Net loss	-	-	-	(1,515)	(1,515)
Balance as of June 30, 2019	31,621	$32	$258,021	$(185,635)	$72,418
Stock-based compensation	-	-	107	-	107
Net loss	-	-	-	(1,780)	(1,780)
Balance as of September 30, 2019	31,621	$32	$258,128	$(187,415)	$70,745

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2020	2019

Operating activities:
Net loss	$(8,155)	$(324)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	112	69
Amortization of right of use assets	133	114
Stock-based compensation	463	253
Payments on operating lease liabilities	(131)	(94)
Change in fair value of derivative liabilities	29	(173)
Changes in operating assets and liabilities:
Accounts receivable	63	(768)
Prepaid expenses and other current assets	(318)	(10)
Deposits	4	(10)
Accounts payable and accrued expenses	351	613
Deferred rent	-	(3)
Net cash used in operating activities	(7,449)	(333)

Investing activities:
Purchases of property and equipment	(239)	(144)
Net cash used in investing activities	(239)	(144)

Financing activities:
Proceeds from issuance of common stock	32,161	3,928
Payments on finance lease liabilities	(110)	(159)
Net cash provided by financing activities	32,051	3,769

Net increase in cash and restricted cash	24,363	3,292
Cash and restricted cash at beginning of period	7,468	2,752
Cash and restricted cash at end of period	$31,831	$6,044

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of finance lease right-of-use asset and liability	$77	$-
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$-	$833

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, performing research and development and conducting clinical trials. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through September 30, 2020, the Company has primarily funded its operations through equity offerings and strategic partnerships, including collaboration with Merck Sharp & Dohme Corp. (“Merck”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At September 30, 2020 and December 31, 2019, our primary operating account held approximately $31,781,000 and $7,418,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

As of September 30, 2020, 100% of our revenue and receivables are from one customer, Merck Sharp & Dohme Corp.

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

At September 30, 2020 and December 31, 2019, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable and lease liabilities approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

At September 30, 2020, the Company had goodwill of $19,092,000. The Company previously completed its annual impairment test in November 2019, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods were less than the carrying value as of December 31, 2019; therefore, management considered goodwill to be impaired. This resulted in a $46,103,000 impairment in 2019. The Company plans to conduct its next annual impairment test in November 2020.

Based on management’s assessment on September 30, 2020, no further impairment of Goodwill is required.

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

Revenue recorded for the three and nine months ended September 30, 2020 was $489,000 and $1,504,000 respectively, compared with $492,000 and $6,162,000 for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, accounts receivable of $581,000 was due from Merck.

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

As of September 30, 2020, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2020 and therefore recorded no amount for income tax expense for the nine months ended September 30, 2020. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2019 for more information.

Franchise Taxes

As of June 30, 2020, the Company amended its franchise tax filed for 2018 period, which the result is a credit balance of $126,000. The Company recognized $51,000 as expense for the period from January 1, 2020 through September 30, 2020; the balance of $75,000 is recorded as prepaid expense to be amortized until September 30, 2021. Franchise taxes are included in the general and administrative expenses.

Stock-Based Compensation

The Company recognizes compensation expense using a fair value-based method for costs related to stock-based payments, including stock options. The fair value of options awarded to employees is measured on the date of grant using the Black-Scholes option pricing model and is recognized as expense over the requisite service period on a straight-line basis.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the Securities and Exchange Commission Staff Bulletin No. 107’s Simplified Method for Estimating Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

Share Issuance Costs

The Company accounts for direct and incremental costs related to the issuance of its capital stock as a reduction in the proceeds from such issuances. In the case, the Company incurs certain expenses related to the offering of equity security, the Company complies with the requirements of FASB 340-10-S99-1with regards to offering costs.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2020	2019
Outstanding options to purchase common stock	1,801	931
Warrants to purchase common stock	243	243
Total	2,044	1,174

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting for its convertible debt instruments as they are not considered indexed to the Company’s own stock. The effect will largely depend on the composition and terms of the financial instruments at the time of adoption.

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of September 30, 2020, and December 31, 2019, property and equipment consists of (in thousands):

	September 30, 2020	December 31, 2019
Lab equipment	$1,498	$1,073
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities	119	347
Computer and office equipment	120	92
Total property and equipment	1,737	1,512
Less: accumulated depreciation and amortization	(1,102)	(1,081)
Property and equipment, net	$635	$431

Total depreciation and amortization expense was $44,000 and $112,000 for the three and nine months ended September 30, 2020, which includes amortization expense of $6,000 and $38,000 related to finance lease right-of-use lab equipment, respectively. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	September 30, 2020	December 31, 2019
Accounts payable	$1,485	$1,511
Accrued compensation	183	83
Accrued other expenses	682	405
Total accounts payable and accrued expenses	$2,350	$1,999

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of September 30, 2020, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 68,563,512 and 35,150,000 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

On July 1, 2020, the Company entered into an At-The-Market Offering Agreement with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. The Company has not sold any shares pursuant to this ATM during the nine months ended September 30, 2020.

On August 31, 2020, the Company closed an underwritten public offering of its common stock totaling 16,422,813 shares at public offering price of $1.05 per share sold to Wainwright for net proceeds of approximately $15.6 million, after deducting fees payable to the placement agent and other offering expenses payable by the Company. The 16,422,813 shares of common stock sold in the offering includes 2,137,098 shares pursuant to Wainwright’s partial exercise of its over-allotment option to purchase additional shares of common stock, pursuant to the Amended and Restated Underwriting Agreement, dated as of August 26, 2020, between the Company and Wainwright.

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

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 2,705,237 (including 1,038,570 initially transferred from the 2007 Plan) shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of September 30, 2020, 2,718,020 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the nine months ended September 30, 2020 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	3,588	931	$4.14	$-
Exercised	-	-	-	-
Granted	(878)	878	1.33		_
Cancelled	8	(8)	2.94	-
Balance at September 30, 2020	2,718	1,801	2.78		_

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and nine months ended September 30, 2020 and 2019, equity-based compensation expense recorded was $237,000 and $463,000, and $108,000 and $253,000, respectively.

During the nine months ended September 30, 2020 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 878,000 shares of common stock. The options have an exercise price of $1.33 per share, expire in ten years, and vest as follows: one half vests on the one year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2021. The total fair value of these options at the grant date was approximately $944,000 using the Black-Scholes Option pricing model.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2020	2019
Risk-free interest rate	0.43%	2.99%
Average expected term (years)	5.9	6.1
Expected volatility	107.45%	90.00%
Expected dividend yield	0.00	0.00

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

As of September 30, 2020, there was approximately $1,661,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 8.5 years. For options granted and outstanding, there were 515,564 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $2.77, and weighted average remaining contractual term of 6.8 years at September 30, 2020. For vested and exercisable options, outstanding shares totaled 515,564, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $5.24 per share and a weighted-average remaining contractual term of 6.8 years at September 30, 2020.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2020 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2020 of $0.93 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	September 30, 2020	September 30, 2019
Stock options issued and outstanding	1,801	931
Shares authorized for future option grants	2,718	3,588
Warrants outstanding	243	243
Total	4,762	4,762

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2020 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2019	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2020	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2020:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	3.1	3.3
Cumulative volatility	116.46%	114.97%
Risk-free rate	0.15%	0.17%
Value	$0.21	$0.23

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

The Company recognized $1,504,000 in revenues on the condensed consolidated statement of operations for the nine months ended September 30, 2020 related to influenza A/B program research and development expenses for the first nine months of 2020.

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

Operating Leases

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. The Company recently signed an amendment to the Bothell, Washington lease agreement by extending the lease term for a period of sixty months from February 2019 through January 2024. For operating leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 3.1 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of September 30, 2020 (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$57
2021	213
2022	178
2023	183
Thereafter	15
Total operating lease payments	646
Less: present value discount	(77)

Total operating lease liabilities	$569

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the nine months ended September 30, 2020 and 2019, approximately $54,000 and $60,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations.

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

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director and a principal shareholder of the Company (see Note 10 – Transactions with Related Parties). The lease term is three years with an optional three-year extension. On an annualized basis, straight-line rent expense is approximately $58,000, including fixed and estimable fees and taxes. As of September 30, 2020, operating lease rights include $51,000 and operating lease liabilities include $53,000 relating to this lease.

For the nine months ended September 30, 2020 and 2019, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $171,000 and $169,000, respectively, of which $44,000 and $43,000 in each period was to a related party.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire lab equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021, respectively; in September 2020 the Company entered into a new lease agreement to acquire lab equipment with 36 payments of $2,000 monthly payable through April 16, 2023. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 3.4 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of September 30, 2020 (in thousands):

2020 (excluding the nine months ended September 30, 2020)	$11
2021	44
2022	29
2023	7
Total finance lease payments	91
Less: present value discount	(7)
Total finance lease liabilities	$84

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of September 30, 2020, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $119,000 and $21,000, respectively, and depreciation expense for the nine months ended September 30, 2020 was $38,000. As of December 31, 2019, total right-of-use assets lab equipment exchanged for finance lease liabilities was $347,000 and accumulated depreciation for lab equipment under finance leases was $75,000.

At September 30, 2020, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $84,000 and the Company expects to pay future interest charges of $7,000 over the remaining finance lease terms. At December 31, 2019, the aggregate outstanding balance of finance lease liabilities, current and long-term, was $117,000 and the Company expects to pay future interest charges of $4,000 over the remaining finance lease terms. For the nine months ended September 30, 2020, the Company paid $107,000 and $6,000 in principal and interest, respectively, totaling financing cash out flows of $113,000, net of interest expense, for amount included in the measurement of lease liabilities for finance leases. For the nine months ended September 30, 2019, the Company paid $159,000 and $16,000 in principal and interest, respectively, totaling financing cash out flows of $175,000 for amounts included in the measurement of lease liabilities for finance leases and added back to net income the $16,000 of interest expense under cash flows from operating activities.

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

On July 2, 2020, the Company negotiated and executed term sheets with respect to the proposed settlement of the class action, the derivative lawsuit discussed above, and two related derivative actions. The term sheets are subject to approval by the court. As of September 30, 2020, the Company agreed to pay $450,000 for its share of the total proposed class action settlement. The final settlement hearing for the class action and derivative lawsuits is scheduled for December 16, 2020.

As for the settlement of the derivative lawsuits, the Company agreed to make certain corporate governance changes. On September 22, 2020, United States District Court for the District of New Jersey, where one of the derivative actions was pending, entered an order preliminarily approving the Stipulation and Agreement of Settlement, dated August 20, 2020 (the “Stipulation”) by and among the plaintiffs in the derivative actions, the Company as the nominal defendant, and defendants, including certain of the Company’s current and former directors and officers. The settlement as documented in the Stipulation covers all three derivative actions and is subject to the approval of the Court. The proposed settlement requires that certain defendants named in the Stipulation, other than the Company, pay the plaintiffs’ attorneys’ fees and expenses in the amount of $275,000, and that the Company adopt within 60 days of the final approval of the settlement by the Court certain corporate governance enhancements.

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

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal affirmed. In July 2019, Lee Pederson filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher. In his complaint, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. This lawsuit had previously been stayed by the court, pending disposition of Pederson’s first lawsuit. With that first lawsuit having been dismissed and appeal denied, the stay was lifted, and the Company was served in July 2020 with the complaint initiating that second lawsuit. The Company is reviewing the complaint with counsel. On October 14, 2020, the Company and co-defendants’ motions for, among other things, dismissal for lack of personal jurisdiction in that second lawsuit were heard by the court, and the Company and co-defendants are awaiting a ruling from the trial court.

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

10. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $44,000 and $42,000 for the nine months ended September 30, 2020 and 2019, respectively.

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

Research and Development Update

During the nine months ended September 30, 2020, the Company focused its research and development efforts primarily in four areas:

Influenza Programs

Merck Collaboration - Influenza A/B: On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents.

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. The Collaboration Agreement operates under a Research Operating Plan (ROP) which includes goals for both organizations. The Company achieved its anticipated goals in 2019 and through the third quarter of 2020.

CC-42344 Lead Molecule – Influenza A: We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent preclinical antiviral activity against influenza A strains, including avian pandemic strains and oseltamivir-resistant strains, and has a favorable pharmacokinetic profile. We are currently conducting the remaining preclinical IND enabling activities and plan to initiate a Phase 1 study during 2021.

Coronavirus

During the nine months ended September 30, 2020, the Company initiated a coronavirus program targeting the SARS-CoV-2 virus that is responsible for the COVID-19 pandemic. There is currently one COVID-19 antiviral treatment approved by the U.S. Food and Drug Administration (“FDA”) for use in adult and pediatric patients 12 years of age and older and weighing at least 40 kilograms (about 88 pounds) for the treatment of COVID-19 requiring hospitalization, although there are certain other drugs that may offer relief and the federal government has funded ongoing vaccine research.

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

We initiated preclinical studies in our COVID-19 program during the second quarter and identified additional replication inhibitors utilizing our proprietary platform technology during the third quarter of this year. The Company anticipates the selection of its lead preclinical molecule in the fourth quarter of 2020.

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

The Company is in partnership discussions for further clinical development of CC-31244. There can be no assurance that any discussions will result in a partnership.

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

Results of Operations for the Three and Nine Months Ended September 30, 2020 compared to the Three and Nine Months Ended September 30, 2019

Revenue

Revenue recorded for the three and nine months ended September 30, 2020 was $489,000 and $1,504,000, respectively, compared with $492,000 and $6,162,000 for the three and nine months ended September 30, 2019, respectively. The revenue for the nine months ended September 30, 2020 included $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the Merck Collaboration Agreement executed on January 2, 2019. Currently, reimbursement of research and development expenses under the Collaboration Agreement is our only source of revenue.

Research and Development Expenses

Research and development expenses consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs. During the first quarter of 2020, we initiated a Coronavirus program targeting the SARS-CoV-2 virus that is responsible for the COVID-19 pandemic. There is currently no approved specific vaccine or antiviral treatment available for COVID-19.

Total research and development expenses for the three and nine months ended September 30, 2020 were $2,077,000 and $5,336,000, respectively, compared with $1,077,000 and $3,046,000 for the three and nine months ended September 30, 2019, respectively. The increase for the three and nine months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to increases in COVID-19 and Influenza A programs.

General and Administrative Expenses

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three and nine months ended September 30, 2020 were $1,121,000 and $4,288,000, respectively, compared with $1,223,000 and $3,597,000 for the three and nine months ended September 30, 2019, respectively. The increase for the three and nine months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to litigation costs, insurance increases and executive compensation.

Interest Expense, Net

Interest expense for the three and nine months ended September 30, 2020 was $2,000 and $6,000, respectively, compared with $5,000 and $16,000 for the three and nine months ended September 30, 2019, respectively. The interest amounts represent interest incurred on finance leased lab equipment in 2019.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income, which is what occurred during both periods. The change in the fair value of derivative liabilities for the nine months ended September 30, 2020 and 2019 was $(29,000) and $173,000, respectively.

Net Loss

Net loss for the three and nine months ended September 30, 2020 was $2,670,000 and $8,155,000, respectively, compared with a net loss of $1,780,000 and $324,000 for the three and nine months ended September 30, 2019, respectively, as a result of revenue and expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $7,449,000 for the nine months ended September 30, 2020 compared with net cash used by operating activities of $333,000 for the same period in 2019. This was primarily due to the $4,000,000 upfront payment from Merck at the signing of the Collaboration Agreement in January 2019.

Net cash used for investing activities was approximately $239,000 for the nine months ended September 30, 2020 compared with $144,000 net cash used in the same period in 2019. For the nine months ended September 30, 2020 and 2019, net cash used for investing activities consisted primarily of capital spending for computers and lab equipment.

Net cash provided by financing activities totaled $32,051,000 for the nine months ended September 30, 2020 compared with $3,769,000 for the same period in 2019. This was primarily due to the sale of common stock in three registered direct offerings and one underwritten public offering during the nine months ended September 30, 2020.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $31,781,000 cash on September 30, 2020 and believes this is sufficient to maintain planned operations for well beyond the next 12 months.

We have focused our efforts on research and development activities, including through collaborations with suitable partners. We have been profitable on a quarterly basis but have never been profitable on an annual basis. We have no products approved for sale and have incurred operating losses and negative operating cash flows on an annual basis since inception.

The Company’s interim consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.

Historically, public, and private equity offerings have been our principal source of liquidity. During the nine months ended September 30, 2020, the Company closed the following four registered offerings of its Common Stock.

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

On August 26, 2020, the Company entered into an Underwriting Agreement (as amended and restated, the “Underwriting Agreement”) with Wainwright, pursuant to which the Company agreed to issue and sell 14,285,715 shares of the Company’s common stock, par value $0.001 per share, at a public offering price of $1.05 per share, less underwriting discounts and commissions (the “Offering”). Under the terms of the Underwriting Agreement, the Company granted Wainwright a 30-day option to purchase up to an additional 2,142,857 shares of common stock at the same offering price to the public, solely to cover over-allotments, which was partially exercised. The Company received approximately $15.6 million in net proceeds from the Offering, after deducting underwriting discounts and offering expenses. The Company closed the offering on August 31, 2020.

As the Company continues to incur losses, achieving profitability is dependent upon the successful development, approval and commercialization of its product candidates, and achieving a level of revenues adequate to support the Company’s cost structure. The Company may never achieve profitability, and unless and until it does, the Company will continue to need to raise additional capital. Management intends to fund future operations through additional private or public equity offerings and through arrangements with strategic partners or from other sources. There can be no assurance, however, that additional funding will be available on terms acceptable to the Company, or at all, and any equity financing may be very dilutive to existing shareholders.

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the potential earnings under the Collaboration Agreement; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our Influenza program, including the initiation of the Phase 1 study in 2021; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our coronavirus program, including identifying additional replication inhibitors using our proprietary platform technology and the selection of a preclinical lead molecule in Q4 2020; the expected progress of, and the anticipated timing of achieving the value-driving milestones in, our norovirus program, including completing the proof-of-concept animal model study in the fourth quarter of 2020; and future liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks arising from the impact of the COVID-19 pandemic on our Company, including its future effect on the U.S. and global economies, supply chain disruptions, our continued ability to proceed with our programs, receive necessary regulatory approvals and continue to rely on certain third parties, risks arising from our reliance on continuing collaboration with Merck under the Collaboration Agreement, the future results of preclinical and clinical studies, general risks arising from clinical trials, receipt of regulatory approvals, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, and our ability to find and enter into agreements with suitable collaboration partners. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented by the Quarterly Report on Form 10-Q for the three months ended June 30, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2019, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates

Goodwill. As of September 30, 2020, the Company had a goodwill of $19,092,000. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more. The Company’s last annual impairment assessment was on November 30, 2019.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2020 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2020. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. Except as set forth below, during the period covered by this report, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2019.

On July 2, 2020, the Company negotiated and executed term sheets with respect to the proposed settlement of the previously disclosed class action and three related derivative lawsuits. The term sheets are subject to approval by the court. As of September 30, 2020, the Company agreed to pay $450,000 for its share of the total proposed class action settlement. The final settlement hearing for the class action and derivative lawsuits is scheduled for December 16, 2020.

As for the settlement of the derivative lawsuits, the Company agreed to make certain corporate governance changes. On September 22, 2020, United States District Court for the District of New Jersey, where one of the derivative actions was pending, entered an order preliminarily approving the Stipulation and Agreement of Settlement, dated August 20, 2020 (the “Stipulation”) by and among the plaintiffs in the derivative actions, the Company as the nominal defendant, and defendants, including certain of the Company’s current and former directors and officers. The settlement as documented in the Stipulation covers all three derivative actions and is subject to the approval of the Court. The proposed settlement requires that certain defendants named in the Stipulation, other than the Company, pay the plaintiffs’ attorneys’ fees and expenses in the amount of $275,000, and that the Company adopt within 60 days of the final approval of the settlement by the Court certain corporate governance enhancements. A settlement hearing for the derivative action is scheduled for December 16, 2020.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation. On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal affirmed. In July 2019, Lee Pederson filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher. In his complaint, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. This lawsuit had previously been stayed by the court, pending disposition of Pederson’s first lawsuit. With that first lawsuit having been dismissed and appeal denied, the stay was lifted, and the Company was served in July 2020 with the complaint initiating that second lawsuit. The Company is reviewing the complaint with counsel. On October 14, 2020, the Company and co-defendants’ motions for, among other things, dismissal for lack of personal jurisdiction in that second lawsuit were heard by the court, and the Company and co-defendants are awaiting a ruling from the trial court.

ITEM 1.A RISK FACTORS

The information presented below updates, and should be read in conjunction with, the risk factors and information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, as updated and supplemented by the Quarterly Report on Form 10-Q for the three months ended June 30, 2020.

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

Our COVID-19 program is the preclinical stage. We initiated preclinical studies during the second quarter of 2020 and anticipate the selection of the lead preclinical molecule in the fourth quarter of 2020. We may be unable to produce an effective therapy in a timely manner or at all. Additionally, we are committing substantial financial and other resources to our COVID-19 program, which may negatively impact our other programs. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies and academic institutions have been conducting research aimed at development of an effective treatment for, or a vaccine against, COVID-19. Some of our competitors have substantially more resources, including government funding, than we do and have existing products in significantly more advanced stages of development. For example, the FDA has recently approved remdesivir, an investigational antiviral agent developed by Gilead Sciences, Inc. (“Gilead”), for the treatment of patients with COVID-19 requiring hospitalization. In addition, the FDA has issued an emergency use authorization for the investigational monoclonal antibody therapy for the treatment of mild-to-moderate COVID-19 in adult and pediatric patients. Further, Pfizer Inc. and BioNTech SE have announced positive preliminary data from the ongoing Phase 3 clinical trial of their vaccine candidate. If we are unable to timely advance our Coronavirus program or if we fail to gain market share as the result of our competitors developing and successfully commercializing effective COVID-19 therapies more quickly than we do, our business and future prospects would be materially and adversely affected.

Failure to meet the continued listing requirements of The Nasdaq Capital Market, could result in delisting of our common stock, which in its turn would negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock trades on The Nasdaq Capital Market (“Nasdaq”). Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. As previously disclosed, on November, 2020, we were notified by Nasdaq that we were not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. The Company has until May 3, 2021 to regain compliance, subject to a potential 180 calendar day extension. If we fail to regain compliance by the prescribed deadlines, or fail to meet the other continued listing requirements in the future, Nasdaq would take steps to delist our common stock. If our common stock is delisted from Nasdaq, we could face significant material adverse consequences, including:

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Bylaws	8-K	12/1/14	3.4
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

Cocrystal Pharma, Inc.

Dated: November 13, 2020	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2020	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

