Form 10-K
period 2020-12-31
Cocrystal Pharma, Inc.
filed 2021-03-17
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2020, was approximately $63,543,072.

The number of shares outstanding of the registrant’s common stock, as of March 15, 2021, was approximately 71,468,755 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective, and convenient to administer. We have identified promising discovery, preclinical and clinical stage antiviral compounds for unmet medical needs caused by influenza virus, coronavirus, hepatitis C virus (“HCV”), and norovirus infections.

The Company operates in one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential viral replication function of RNA viruses causing acute and chronic viral diseases. Our goals include treating influenza virus, coronavirus, and norovirus infections by discovering and developing drug candidates targeting the viral replication process. Additionally, one of our goals is to decrease the duration of HCV therapy by advancing our drug candidate targeting the HCV RNA-dependent RNA polymerase enzyme through partnerships and/or licensing activities. In the case of coronavirus, we target a major protease enzyme that produces the active form of the viral replication enzyme. To discover and design these inhibitors, we use a proprietary platform comprising computation, medicinal chemistry, X-ray crystallography, and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our structure-based drug design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that cause undesirable clinical side effects. The successful application of our approach requires an extensive knowledge of viruses and drug targets. In addition, knowledge and experience in the fields of structural biology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist, Chairman of our Scientific Advisory Board and recipient of the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on the highly conserved regions of the viral enzymes and inhibitor-enzyme interactions at the atomic level. Additionally, we have developed proprietary chemical libraries consisting of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We will continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

The Company’s proprietary technology integrates several powerful and specialized techniques:

(1)	Selection of viral drug targets amenable to broad-spectrum antiviral drug development and essential for viral genome replication;

(2)	Atomic resolution 3-D structure determination of drug binding pockets;

(3)	In-depth computational analysis of conservation of drug-binding pockets and critical molecular interactions between antiviral inhibitors and amino acid residues of the target molecule’s drug-binding pocket;

(4)	Cocrystal structure determinations to inform hit identification, hit-to-lead, and lead optimization processes;

(5)	Molecular modeling and computer-guided lead discovery to support rational chemical modifications based on structure-activity relationships, or SAR, of candidate inhibitor compounds;

(6)	Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad-spectrum activity; and

(7)	Platforms for rapid identification of antiviral enzyme inhibitors showing broad-spectrum antiviral activity.

We have applied these techniques to develop antiviral inhibitors of four important viruses: influenza virus, coronavirus, HCV and norovirus.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class broad-spectrum antiviral drugs with high-barrier-to-drug resistance. An ideal product for an antiviral therapy would have at least the following characteristics:

(1)	High barrier to viral resistance;

(2)	Effective against all viral subtypes that cause disease;

(3)	Fast onset of action and/or shortened therapeutic time;

(4)	Good safety and tolerability profile; and

(5)	Multiple routes of administration including oral, inhalation, and/or injection.

Even at the discovery stage of drug development, we select compounds with these factors in mind. Furthermore, we believe our technology is capable of delivering therapies that satisfy all of these key factors, as detailed below.

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies. In the current COVID-19 pandemic mutated viruses have been identified and sequenced demonstrating that the potential for resistance to current drugs and reduced effectiveness of vaccines is already present.

The Company’s focus on viral replication proteins can overcome the obstacle of viral resistance. We identify and target critical components of viral replication proteins that are essential for function, and therefore, sensitive to change. A mutation in these critical components is likely to inactivate the replication protein and, in turn, render the virus incapable of replicating. Because such mutations cannot propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ. We test the effectiveness of our compounds against potential viral mutations and select compounds with the highest barrier to resistance.

Broadly effective against major strains responsible for a viral disease: For any given viral disease, there are different strains of viruses that cause the disease. For example, there are three types of influenza viruses, A, B, and C. Influenza A and B viruses are significant human respiratory pathogens that cause seasonal flu. Influenza A viruses can also cause an influenza pandemic. Influenza C is a subtype of the influenza virus that tends to cause only mild illness and is not responsible for seasonal or pandemic infections. Our goal is to design and develop drug candidates that will be effective on the broadest possible range of viruses causing the disease.

Many antiviral drugs available today are effective only against certain strains of a given virus and less effective or not effective at all against other strains. To address this problem, we are developing drug candidates that specifically target viral proteins involved in viral replication. Despite the various strains of virus that may exist, these enzymes required for viral replication are essentially similar (highly conserved) among all strains of a given virus. By targeting these highly conserved regions of the replication enzymes, our antiviral compounds are designed and tested to be effective against major virus strains. Replication enzymes are generally conserved not only among subtypes of a given virus but also among many different viruses, creating an opportunity for the development of broad-spectrum antiviral drugs.

Fast onset of action: Antiviral drugs are needed with faster onset of viral load reduction resulting in shorter treatment time.

Safety and tolerability: All drugs have side effects, also referred to as adverse effects. These usually result from a drug’s ability to bind to human molecules (usually proteins). When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects. Our inhibitors target viral replication enzymes, which are generally unique to viruses. Because the targets are viral, not human, minimal adverse effects may be the result. During the discovery phase, we evaluate candidate compounds for potential cross-reactivity with human replication enzymes and attempt to eliminate those compounds that are cross-reactive with human homologous proteins.

Ease of administration: We select compounds for development that can be administered orally, preferably once daily in pill-form, or by inhalation or injection.

Research and Development Update

During the year ended December 31, 2020 the Company focused its research and development efforts primarily in three areas:

Influenza infections

We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic and drug resistance profiles. We are currently conducting additional preclinical IND enabling studies and plan to initiate a Phase 1 study in the third quarter of 2021.

In addition, novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage. Several of these have potencies approaching single digit nanomolar. On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. See “Item 1 – Business – Collaborations – Merck Collaboration” for more information.

In January 2021, we announced that we completed all research obligations under the Merck exclusive worldwide license and collaboration agreement, and that Merck is now solely responsible for further development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise. Merck is continuing development of the compounds under the terms of our Collaboration Agreement.

Coronavirus infections

In December 2020 we announced the selection of CDI-45205 as the lead compound for further development against coronaviruses including SARS-CoV-2, that causes COVID-19.

CDI-45205 was one of the broad-spectrum protease inhibitors that were obtained from Kansas State University Research Foundation (“KSURF”) under an exclusive license agreement announced in April 2020. That agreement provides Cocrystal with an exclusive, royalty-bearing license to develop and commercialize therapeutic, diagnostic and prophylactic products against coronaviruses, caliciviruses and picornaviruses based on antivirals discovered by KSURF. See “Collaborations – Kansas State University Research Foundation.” The Company believes these protease inhibitors have the ability to convert the inactive SARS-CoV-2 polymerase replication enzymes into an active form. We are working toward pre-IND status with CDI-45205.

We are also developing COVID-19 replication inhibitors using our drug discovery platform and expect to develop such additional COVID-19 inhibitors with novel mechanism of action in 2021.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase and protease inhibitors using the Company’s proprietary structure-based drug design technology platform. In addition, we now have exclusive rights to norovirus protease inhibitors for use in humans obtained in the license from Kansas State University Research Foundation (see under Collaborations below). We expect to complete proof-of-concept animal study in the first half of 2021.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused primarily by influenza A or B virus. The Centers for Disease Control and Prevention (the “CDC”) estimates that influenza was linked to approximately 79,000 deaths and 960,000 hospitalizations in the United States during the 2017-2018 flu season. According to the report published by BCC Research in May 2018, the global influenza market was valued at approximately $5.6 billion in 2017 and is expected to reach nearly $6.5 billion by 2022, increasing at a compound annual growth rate (CAGR) of 3.0% from 2017 through 2022.

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

The Company has several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of the influenza polymerase (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains, and Tamiflu-resistant, Xofluza-resistant strains, and has a favorable pharmacokinetic profile. In addition to Tamiflu, an approved antiviral product candidate that is a competitor for the Company’s influenza programs, S-033188, being developed by Shionogi/Roche. S-033188 was approved as Xofluza in Japan on February 23, 2018, and in the US as baloxavir marboxil (trade name Xofluza®) on October 24, 2018. See “Item 1 – Business – Research and Development Update – Influenza” for more information. Xofluza-resistant strains emerged in both the US and Japan within several months of Xofluza being on the market.

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains.

COVID-19 continues to be a global pandemic with 117,332,262 confirmed cases globally, including 2,605,356 deaths, as of March 10, 2021, according to the data reported by the World Health Organization. The COVID-19 pandemic and the measures taken by the federal, state and foreign governments to stop the spread of the virus have caused a significant disruption to the U.S. and global economy.

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

On October 22, 2020, FDA approved the antiviral drug Veklury (remdesivir) for the treatment of COVID-19 requiring hospitalization. Remdesivir is a nucleotide prodrug that inhibits viral replication and was previously evaluated in clinical trials for Ebola treatment in 2014. We are aggressively pursuing the development of novel antiviral compounds for the treatment of coronavirus infections using our established proprietary drug discovery platform. By targeting the viral replication enzymes and protease, we believe it is possible to develop an effective treatment for all coronavirus diseases including COVID-19, Severe Acute Respiratory Syndrome (SARS), and Middle East Respiratory Syndrome (MERS) - coronaviruses.

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

We are targeting the viral NS5B polymerase with an NNI, which could be developed as part of an all-oral, pan-genotypic combination regimen. Our focus is on developing what is now called ultrashort treatment regimens from 4 to 6 weeks in length. Such a combination treatment CC-31244 with different classes of approved DAAs has the potential to change the paradigm of treatment for HCV with a shorter duration of treatment. Combination strategies with approved drugs could allow us to expand CC-31244 into the HCV antiviral therapeutic area globally and could lead to a high and fast cure rate, to improved compliance, and to reduced treatment duration. To our knowledge no competing company has yet developed a short HCV treatment of less than 8 weeks with a high (>95%) sustained virologic response (SVR) at week 12.

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company has completed a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. Patient enrollment has been completed in the Phase 2b and the final study report filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” for more information.

The Company has been seeking a partner for further clinical development of CC-31244 since completing Phase 2a trials.

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

By targeting viral replication enzymes and a viral protease, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market. The Company is developing inhibitors of the RNA-dependent RNA polymerase and protease of norovirus. Similar to the HCV polymerases, these enzymes are essential to viral replication and is highly conserved between all noroviral genogroups. Therefore, an inhibitor of these enzymes might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase and protease crystals and have identified promising inhibitors. We are implementing the platform and approaches that have proven successful in our other antiviral programs.

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

In our HCV program, our patent portfolio consists of four patent families, with granted patents in the U.S. and Europe, as well as China, Canada, Eurasia, Japan, and Singapore. Applications are pending in numerous other jurisdictions.

In our Influenza A program, our patent portfolio consists of four patent families, including two pending international (PCT) applications and two families of pending applications in the U.S. and various foreign countries.

In our Influenza A/B program, our patent portfolio consists of a number of patent families pending, variously, as international (PCT) applications and in Taiwan. Aspects of this program are developed in collaboration with Merck.

In our Norovirus and Coronavirus programs, our patent portfolio consists of three pending families of U.S. provisional applications, and a portfolio of patent families licensed through KSURF.

Collaborations

Merck Collaboration

On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck to discover and develop certain proprietary influenza A/B antiviral agents.

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 in January 2019 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. The Collaboration Agreement operates under a Research Operating Plan (ROP) which includes goals for both organizations. In January 2021, the Company announced it had completed all research obligations under the Merck exclusive worldwide license and collaboration agreement, and that Merck is now solely responsible for further development of the influenza A/B antiviral compounds that were discovered in the collaboration using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise.

Kansas State University Research Foundation

Cocrystal entered into a License Agreement with KSURF on February 18, 2020 to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of Norovirus and Coronavirus infections.

Pursuant to the terms of the License Agreement, KSURF granted the Company an exclusive royalty bearing license to practice under certain patent rights, under patent applications covering antivirals against coronaviruses, caliciviruses, and picornaviruses, and related know-how, including to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay KSURF a one-time non-refundable license initiation fee of $80,000 under the License Agreement, and annual license maintenance fees. The Company also agreed to make certain future milestone payments of up to approximately $3.1 million, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

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

The Company agreed to pay KSURF a one-time non-refundable license initiation fee and annual license maintenance fees. The Company also agreed to make certain future milestone payments of up to approximately $4.2 million, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

Drug Discovery Collaboration with HitGen and InterX

Cocrystal has a drug discovery collaboration with HitGen, a biotech company with an innovative DNA Encoded Library technology, and InterX Inc., a computer software company with a biomolecular simulation for drug discovery. The collaboration was initiated in September 2017 and has a term through August 2023.

Through this collaboration, Cocrystal, HitGen and InterX scientists are applying HitGen’s DNA-encoded library (DEL) technology platform, Cocrystal’s structure-based drug discovery platform technology, and InterX’s computational science to develop novel antiviral lead candidates. The DEL technology combines the power of molecular biology, combinatorial chemistry, high throughput sequencing and advanced informatics to identify potential drug candidates. Cocrystal applies its technology to determine the cocrystal structures of the potential drug candidates identified from the DEL library. This structural information is then combined with InterX’s advanced computer algorithms to predict inhibitor-target interactions. A Joint Steering Committee comprised of representatives from all three companies is overseeing the collaboration.

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We know of several companies that have marketed or are developing products for the treatment of influenza, coronavirus and HCV, including Roche, Gilead Sciences, Inc. (“Gilead”), Merck, Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co., Shionogi/Roche and Abbvie, Inc. Their products are widely considered effective. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies such as Pfizer Inc., Moderna, Inc., Janssen Pharmaceuticals, Inc., and academic institutions have been conducting research aimed at development of an effective treatment for, or a vaccine against, COVID-19. Many of the companies developing products for the viral diseases that are the focus of our programs have substantially greater financial resources, including government funding, expertise and capabilities than we do and have existing products in significantly more advanced stages of development.

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

Human Capital

As of December 31, 2020, we employed 13 full-time employees. Of these full-time employees, eight are engaged in research and development activities. In addition, we have contracts with Clinical Research Organizations (“CROs”), Contract Manufacturing Organizations (“CMOs”) and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flows.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

●	We have incurred significant losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.

●	We have no history of commercializing products.

●	We will need additional funding to pursue our business objectives.

●	We allocated a significant amount of time and resources into developing a treatment for COVID-19, and these efforts may ultimately be unfruitful.

●	Our business and operations may be adversely affected by the evolving and ongoing COVID-19 pandemic.

●	The regulatory approval processes of the FDA and other government authorities are lengthy, time consuming and inherently unpredictable.

●	If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, our business will be harmed.

●	Even if we do commercialize one or more products, most pharmaceutical products that achieve commercialization still do not recoup their cost of capital.

●	We face uncertainties with respect to new United States healthcare legislation which may lead to reduced pricing, among other things.

●	The cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all.

●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials.

●	We may not be successful in our efforts to research, develop, or in-license or acquire product candidates.

●	We face intense competition, which may limit or eliminate our commercial prospects with respect to product candidates.

●	We rely on third parties to research, develop and commercialize certain product candidates, and such third parties may not perform satisfactorily or act in our best interests.

●	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in the market.

●	We may become subject to expensive intellectual property litigation to enforce our intellectual property rights or defend against claims asserted by others.

●	The trading price and volume of our common stock may be volatile, and could decline in which case investors could lose all or part of their investment.

Risk Factors

RISKS RELATED TO OUR BUSINESS

Our business has been and may continue to be affected by the COVID-19 pandemic, and the full extent of such impact remains uncertain.

The United States and global impact from the COVID-19 virus has had and/or will have a material adverse effect on us in a number of ways including:

●	If our scientists and other personnel (or their family members) are infected with the virus, it may hamper our ability to engage in ongoing research activities;

●	Similarly, the third parties on whom we rely can be similarly impacted;

●	If these third parties are affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research;

●	We have experienced and may in the future experience supply chain disruptions, including shortages, delays and price increases in laboratory equipment and supplies, which would impact our research activities. For example, supply shortages caused by the pandemic have delayed the development of our influenza A virus program;

●	As a result of the continuing impact of the virus, we may fail to get access to third party laboratories which would impact our research activities;

●	We may face challenges related to restrictions and efforts to avoid further spread of the virus, in our efforts the conduct our planned clinical trials consistent with normally applicable approaches and good clinical practice standards, and although regulators including the FDA have offered guidance applicable during the COVID-19 pandemic allowing for flexibility of standards in certain areas and alternate methods of meeting trial oversight obligations (for example, via remote monitoring), the potential impact of these challenges cannot be fully predicted at this time.

●	We may encounter difficulties enrolling patients for our contemplated Phase 1 clinical trial or in conducting that trial due to government actions to contain the outbreak or general public concern;

●	We may fail to appropriately allocate resources or adapt to the rapidly evolving market and regulatory environment caused by the pandemic, including with respect to our efforts to develop a treatment for COVID-19;

●	As the FDA continues to focus its efforts on the pandemic, there may be material delays in our IND application for our Influenza A Phase 1 study; and

●	We may sustain problems due to the serious short-term and possible longer term economic disruptions and market volatility as the U.S. and global economy faces unprecedented uncertainty.

We have never generated revenue from product sales and all of our product candidates are currently in the pre-clinical and early clinical stage, we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

We are a pre-clinical and early stage clinical, biopharmaceutical discovery and development company. We currently expect to initiate a Phase 1 clinical trial for our Influenza A product candidate in the third quarter of 2021, although with the FDA’s focus on the COVID-19 pandemic it is possible it could be delayed. Because of the need to complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least five years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

We had an accumulated deficit of $245,000,000 from inception through December 31, 2020 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early-stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have lost $245,000,000 from inception through December 31, 2020, expect losses to continue, and have never generated revenue from product sales. It is likely that we will need to raise additional capital in the future. There can be no assurance that we will ever generate income from operations or have positive cash flow from operations.

Because we have yet to generate any revenue from product sales on which to evaluate our potential for future success and to determine if we will be able to execute our business plan, it is difficult to evaluate our prospects and the likelihood of success or failure of our business.

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products for foreseeable future, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	entering into collaborations with large pharmaceutical or biotechnology companies, similar to our Collaboration Agreement with Merck;

●	completing our research and preclinical development of pharmaceutical product candidates;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval, with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

Because of the numerous risks and uncertainties associated with pharmaceutical product development, we cannot predict the timing or amount of increased expenses and when we will be able to achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by regulatory agencies to perform additional unanticipated studies and trials.

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

Because early-stage drug development requires major capital investment, as we continue to incur operating losses, we will need to raise additional capital or form strategic partnerships to support our research and development activities in the future.

We are still in the early stages of development of our product candidates and have no products approved for commercial sale or presently in clinical trials. Although our Hepatitis C product advanced through Phase 2a, we are seeking a partner to fund and oversee that product candidate’s further development. As stated earlier, we expect to initiate a Phase 1 clinical trial for our Influenza A product in the third quarter. Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. We currently have one hepatitis C product candidate that has completed a Phase 2a clinical trial and have secured funding of the research and development of influenza A/B product candidates under our Collaboration Agreement with Merck. See “Item 1 – Business – Collaborations – Merck Collaboration.” However, in order to conduct trials for our other product candidates, including our potential COVID-19 therapy, we will need to raise additional capital to support our operations or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

In securing additional financing, such additional fundraising efforts may divert our management’s attention from our day-to-day activities, which may adversely affect our ability to develop and commercialize product candidates. We cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. If we cannot raise additional capital when required or on acceptable terms, we may be required to:

●	accept terms that restrict our ability to issue securities, incur indebtedness, or otherwise raise capital in the future, or restrict our ability to pay dividends or engage in acquisitions;

●	significantly delay, scale back or discontinue the development or commercialization of any product candidates;

●	seek strategic alliances for research and development programs at an earlier stage than otherwise would be desirable or on terms less favorable than might otherwise be available; or

●	relinquish or license on unfavorable terms, our rights to technologies or any product candidates we otherwise would seek to develop or commercialize ourselves.

If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be prevented from pursuing development and commercialization efforts, which will have a material adverse effect on our business, operating results and prospects or may render the Company unable to continue operations.

Because we are unable to rely on certain exemptions from registration under the federal securities laws, as the result of a “disqualifying event” involving a director of the Company, it could adversely affect our ability to obtain future private financing.

On January 10, 2019, Dr. Phillip Frost, one of our directors, was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933 (the “Securities Act”), future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder and participating in penny stock offerings with certain exceptions. So long as Dr. Frost is a director or until five years have passed since the injunction, the Company will be unable to rely on certain exemptions from registration including the exemptions under Rule 506 and Regulation A promulgated under the Securities Act absent a waiver issued by the Securities and Exchange Commission (the “SEC”). We have not applied for a waiver, and even if we do, the SEC may choose not to grant us a waiver. While there is a statutory exemption for private placements under Section 4(a)(2) of the Securities Act, the absence of the Rule 506 safe harbor under Regulation D could adversely affect our ability to raise necessary capital in private placements. It has not and will not affect our ability to raise capital in registered public offerings.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

Our COVID-19 program is in the preclinical stage and we face significant competition from major companies who have developed vaccines or COVID-19 treatments. If we fail to gain market share because our competitors develop and successfully commercialize effective COVID-19 vaccines or therapies or if we fail to obtain or maintain FDA authorization or to otherwise account for uncertainties surrounding the virus, our business and future prospects could be materially and adversely affected.

Our COVID-19 program is in the preclinical stage. We initiated preclinical studies during the second quarter of 2020 and selected the lead preclinical molecule in the fourth quarter of 2020. We may be unable to produce an effective therapy in a timely manner or at all. Additionally, we are committing substantial financial and other resources to our COVID-19 program, which may negatively impact our other programs. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies and academic institutions have developed vaccines, at least three of which have FDA approval and have FDA approval for the treatment of hospitalized patients for, or a vaccine against, COVID-19. Some of these large pharmaceutical companies, including Pfizer, Moderna and Janssen Biotech, Inc., have obtained emergency use authorization from the FDA for vaccines which have demonstrated high efficacy rates and are currently being distributed to the general population, with an initial priority to the elderly and other more vulnerable individuals. While our COVID-19 program is focused on treatment rather than prevention, widespread vaccination limits our prospects with respect to any therapeutic product candidate we develop.

Further, some of our competitors that are also developing treatments for the virus have substantially more resources, including government funding, than we do and have existing products in significantly more advanced stages of development. For example, the FDA approved remdesivir, an investigational antiviral agent developed by Gilead Sciences, Inc. (“Gilead”), for the treatment of patients with COVID-19 requiring hospitalization. In addition, the FDA has issued an emergency use authorization for the investigational monoclonal antibody therapy for the treatment of mild-to-moderate COVID-19 in adult and pediatric patients. At least one other competitor is conducting a combination Phase II/III clinical trial for a treatment using cannabidiol to treat COVID-19 for patients with heart issues. Even if we do obtain FDA authorization for a therapeutic product, the FDA may subsequently rescind or limit such authorization as more information about the product, including its efficacy and side effects, becomes available. Further, this virus is highly mutative and a number of strains have already arisen, and any treatment we are able to develop and commercialize will therefore remain subject to the risk that a mutation will occur that produces a strain or strains of the virus to which such treatment has a diminished effect or is ineffective. If we are unable to timely advance our COVID-19 program, or if we fail to gain or maintain a market share as a result of our competitors developing and successfully commercializing vaccines and effective COVID-19 therapies more quickly than we do, our business and future prospects could be materially and adversely affected.

We will depend on Merck for the successful research, development and commercialization of our influenza A/B product candidates.

We are party to the Collaboration Agreement, dated January 4, 2019, with Merck to research, develop, and commercialize certain proprietary influenza A/B antiviral agents. On January 19, 2021, the Company announced that it had completed all research obligations under the Collaboration Agreement with Merck, and Merck is now solely responsible for further development of the influenza A/B antiviral compounds, and will also be solely responsible for the commercialization of any products derived therefrom. See “Item 1 – Business – Collaborations – Merck Collaboration” for more information on the Collaboration Agreement. As such, the success of this collaborative alliance will depend on the efforts and activities of Merck, particularly moving forward.

If our research collaboration with Merck is terminated or is otherwise unsuccessful, including failure to reach milestones, we would not receive milestone payments or royalties, which could materially and adversely affect our ability to successfully develop and commercialize influenza A/B product candidates and our future financial condition.

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

If our collaboration with Merck is unsuccessful for these or other reasons, or is otherwise terminated for any reason, we would not receive the milestone payments or royalties under the Collaboration Agreement.

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

Any of the foregoing could have a material adverse effect on our ability to successfully develop and commercialize influenza A/B product candidates and our future financial condition.

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

Termination of a strategic alliance may require us to seek out and establish alternative strategic alliances with third-party partners. This may not be possible, including due to restrictions under the terms of our existing collaborations, or we may not be able to do so on terms acceptable to us. See also the risk factor entitled “We will depend on Merck for the successful research, development and commercialization of our influenza A/B product candidates.” If we fail to establish alternative strategic alliances with third-party partners on terms acceptable to us, or at all, we may be required to limit the size or scope of one or more of our programs or decrease our expenditures and seek additional funding by other means. Such events would likely have a material adverse effect on our results of operations and financial condition.

We expect to rely on third parties to conduct some or all aspects of our compound formulation, research and preclinical testing, if those third parties do not perform satisfactorily our business and future prospects would be materially and adversely affected.

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

Our reliance on third-party manufacturers to develop products and our anticipated reliance on third-party manufacturers to produce products we may develop in the future entail risks to which we would not be subject if we supplied the materials needed to develop and manufacture our product candidates ourselves, including:

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	discontinuation or recall of reagents, test kits, instruments, and other items used by us in the development, testing, and potential commercialization of products;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	the possibility of breach or termination or nonrenewal of manufacturing agreements with third parties in a manner that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

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

These factors could cause the delay of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates, cause us to incur higher costs and prevent us from commercializing our products successfully. Furthermore, if our suppliers fail to deliver the required commercial quantities of drug substance or drug product on a timely basis and at commercially reasonable prices, and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed, or we could lose potential revenue.

If third party manufacturing issues arise, it could increase product and regulatory approval costs or delay commercialization.

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

Since we expect to continue to rely on third parties to conduct, supervise and monitor our clinical trials, if those third parties perform in an unsatisfactory manner it may harm our business.

We will rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials. While we establish agreements governing the activities of such CROs and clinical trial sites, we or our partners will have limited influence over their actual performance. Nevertheless, we or our partners will be responsible for ensuring that each of our clinical trials is conducted in accordance with its protocol, and that all legal, regulatory and scientific standards are met. Our reliance on the CROs does not relieve us of our regulatory responsibilities.

We, our partners and our CROs must comply with current Good Clinical Practices (“cGCPs”), as defined by the FDA and the International Conference on Harmonization, for conducting, recording and reporting the results of IND-enabling preclinical studies and clinical trials, to ensure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. The FDA enforces these cGCPs through periodic inspections of trial sponsors, principal investigators, and clinical trial sites. If we or our CROs fail to comply with cGCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or other regulators may require us to perform additional clinical trials before approving any marketing applications. Our clinical trials will require a sufficiently large number of test subjects to evaluate the safety and effectiveness of a product candidate. If our CROs fail to comply with these regulations or fail to recruit a sufficient number of patients, fail to recruit properly qualified patients or fail to properly record or maintain patient data, we may be required to repeat such clinical trials, which would delay the regulatory approval process.

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

We are concentrating our antiviral therapeutic product research and development efforts on using our proprietary technology, and our future success depends on the continued successful development of this technology and the products derived from it. We have never commercialized any products. The scientific discoveries that form the basis for our efforts to discover and develop drug product candidates are relatively new and unproven. The scientific evidence to support the feasibility of developing product candidates based on our approach is limited. If we do not successfully develop and commercialize drug product candidates based upon our technological approach, we may not become profitable and the value of our stock may decline.

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

If we do not succeed in our efforts to identify or discover additional potential product candidates, your investment may be lost.

The success of our business depends primarily upon our ability to identify, develop and commercialize antiviral drug products, an extremely risky business. Our research programs may initially show promise in identifying potential product candidates, yet fail to yield product candidates for clinical development for several reasons, including:

●	our research methodology or that of our partners may be unsuccessful in identifying potential product candidates;

●	potential product candidates may have harmful side effects or may have other characteristics that make the products unmarketable or unlikely to receive marketing approval; and

●	we or our partners may change their development profiles for potential product candidates or abandon a therapeutic area.

Such events may force us to abandon our development efforts for a program or programs, which would have a material adverse effect on our business and could cause us to cease operations. Research programs to identify new product candidates require substantial technical, financial, and human resources. We may focus our efforts and resources on potential programs or product candidates that ultimately prove to be unsuccessful.

Because our future commercial success depends on gaining regulatory approval for our products, we cannot generate revenue without obtaining approvals.

Our long-term success and generation of revenue will depend upon the successful development of new products from our research and development activities, including those licensed or acquired from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues would be adversely affected if we are delayed or unable to successfully develop our products.

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

Before obtaining marketing approval from regulatory authorities for the sale of product candidates, we or our partners must conduct extensive preclinical studies and clinical trials to demonstrate the safety and efficacy of the product candidates in humans. Clinical trials are expensive, difficult to design and implement, can take many years to complete and are uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not predict final results. Moreover, preclinical, and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval for their products.

Events that may cause a delay or unsuccessful completion of clinical development include, among other things:

●	delays in agreeing with the FDA or other regulatory authorities on final clinical trial design;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	delays in agreeing on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

●	delays in obtaining required institutional review board approval at each clinical trial site;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	delays caused by patients dropping out of a trial due to product side effects or disease progression;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	negative or inconclusive results of clinical trials of our product candidates;

●	time and expenses required to add new clinical sites; or

●	delays by our contract manufacturers in producing and delivering sufficient supply of clinical trial materials.

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

Adverse events (“AEs”) or serious adverse events (“SAEs”), that may be observed during clinical trials of our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt such trials and could cause denial of regulatory approval. If AEs or SAEs are observed in any clinical trials of our product candidates, including those our partners may develop under alliance agreements, our or our partners’ ability to obtain regulatory approval for product candidates may be negatively impacted.

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including the following:

●	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and

●	mitigation strategy (“REMS”) which may restrict the manner in which the product can be distributed or administered;

●	we may be required to add labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we may decide or be forced to temporarily or permanently remove the affected product from the marketplace;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

If we or our partners fail to comply with regulatory requirements following approval of our product candidates, a regulatory agency may:

●	issue a warning letter asserting we are in violation of the law;

●	impose a REMS or other restrictions on the manufacturing, marketing or use of the product;

●	seek an injunction or impose civil or criminal penalties or monetary fines;

●	suspend or withdraw regulatory approval;

●	suspend any ongoing clinical trials;

●	refuse to approve a pending NDA or supplements to an NDA submitted by us;

●	seize product; or

●	refuse to allow us to enter into supply contracts, including government contracts.

Our defense of any government investigation of alleged violations of law, or any lawsuit alleging such violations, could require us to expend significant time and resources and could generate negative publicity. Further, the FDA’s and other regulatory authorities’ policies may change, and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates or increase the cost of compliance. The occurrence of any event or penalty described above may prevent or inhibit our ability to commercialize our products and generate revenues.

We may not succeed in obtaining or maintaining necessary rights to drug compounds and processes for our development pipeline through acquisitions and in-licenses.

We may be unable to acquire or in-license any compositions, methods of use, processes, or other third-party intellectual property rights from third parties we identify. The licensing and acquisition of third-party intellectual property rights is a competitive area, and more established companies are also pursuing strategies to license or acquire third-party intellectual property rights we may consider attractive. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities.

Companies that perceive us to be a competitor may be unwilling to assign or license rights to us. We also may be unable to license or acquire third-party intellectual property rights on terms that would allow us to make an appropriate return on our investment. If we are unable to successfully obtain rights to required third-party intellectual property rights, our business, financial condition, and prospects for growth could suffer.

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

Our efforts to develop our product candidates are at an early stage. To date, with one exception, we have not entered a compound into human clinical trials, although we expect to initiate a Phase I trial for our Influenza A product candidate in the third quarter of 2021. We may be unable to progress our other product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us.

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

RISKS RELATED TO OUR BUSINESS OPERATIONS AND INDUSTRY

If we cannot obtain or protect intellectual property rights related to our future products and product candidates, we may not be able to compete effectively in our markets.

We rely upon a combination of patents, trade secret protection and confidentiality agreements to protect the intellectual property related to our future products and product candidates. The strength of patents in the biotechnology and pharmaceutical field involves complex legal and scientific questions and can be uncertain. The patent applications we own or in-license may fail to result in patents with claims that cover the products in the United States or in other countries. There is no assurance that all potentially relevant prior art relating to our patents and patent applications has been found; such prior art can invalidate a patent or prevent issuance of a patent based on a pending patent application. Even if patents do successfully issue, third parties may challenge their validity, enforceability or scope, which may cause such patents to be narrowed or invalidated. Even if unchallenged, our patents and patent applications may not adequately protect our intellectual property or prevent others from designing around our claims.

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

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of our employees agrees to assign their inventions to us through an employee inventions agreement. In addition, as a general practice, our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program calling on biopharmaceutical research companies to release clinical study reports summarizing clinical trial data. Following the completion of this pilot program in March 2020, the FDA may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis in response to concerns expressed by the academic community emphasized by the COVID-19 pandemic, including information we may consider to be trade secrets or other proprietary information. If the FDA takes these measures, we may be forced to disclose propriety information about our product candidates and research, which could materially harm our business.

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

If third-party intellectual property infringement claims are asserted against us, it may prevent or delay our development and commercialization efforts and have a material adverse effect on our business and future prospects.

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

Third parties may assert that we are employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be patent applications currently pending that may later result in patents that our product candidates may infringe upon. Third parties may obtain patents in the future and claim that use of our technologies infringes on these patents. If any third-party patents were to be held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patents were to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patents may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all.

Parties making intellectual property claims against us may obtain injunctive or other equitable relief, which could block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, involves substantial litigation expense and diversion of our management’s attention from our business. If a claim of infringement against us succeeds, we may have to pay substantial damages, possibly including treble damages and attorneys’ fees for willful infringement, pay royalties, redesign our infringing products or obtain one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure.

Because of the costs involved in defending patent litigation, we currently lack and may in the future lack the capital to defend our intellectual property rights.

We depend on intellectual property licensed from third parties in our Coronavirus program and termination of any of these licenses could have a material adverse effect on our business.

In our Coronavirus program we leverage the rights to preclinical leads from our two License Agreements with KSURF. See “Item 1 – Business – Research and Development Update – Coronavirus infections” for more information on these License Agreements.

We depend on the patents, know-how and other intellectual property, licensed from KSURF for the development and, if approved, commercialization of our COVID-19 therapy. If these licenses are terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize our future product candidates in the Coronavirus program.

The License Agreements impose certain obligations on us, including obligations to use diligent efforts to meet development thresholds and payment obligations. Failure by us to comply with such obligations may result in termination of the respective License Agreement. If KSURF terminates these License Agreements, we may not be able to proceed with our Coronavirus program or discover, develop or commercialize any other product candidates covered by these agreements.

Further, the License Agreements are complex, and contain certain provisions which may be susceptible to multiple interpretations. Accordingly, disputes may arise between us and our licensors regarding intellectual property subject to a license agreement, including those relating to:

●	the scope of rights, if any, granted under the license agreement and other interpretation-related issues;

●	whether and to what extent our technology and processes infringe on intellectual property of the licensor that is not subject to the license agreement;

●	whether our licensor or its licensor had the right to grant the license agreement;

●	whether third parties are entitled to compensation or equitable relief, such as an injunction, for our use of the intellectual property without their authorization;

●	our right to sublicense patent and other rights to third parties under collaborative development relationships;

●	whether we are complying with our obligations with respect to the use of the licensed technology in relation to our development and commercialization of product candidates;

●	our involvement in the prosecution and enforcement of the licensed patents and our licensors’ overall patent prosecution and enforcement strategy;

●	the allocation of ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and by us and any future partners or collaborators; and

●	the amounts of royalties, milestones or other payments due under the license agreement.

The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement.

We may need to obtain additional licenses to intellectual property rights from third parties.

We may need to obtain additional licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist that might be enforced against our products, resulting in either an injunction prohibiting our sales, or, with respect to our sales and other activities, an obligation on our part to pay royalties and/or other forms of compensation to third parties

The licensing and acquisition of third-party intellectual property rights is a competitive practice, and companies that may be more established, or have greater resources than we do, may also be pursuing strategies to license or acquire third-party intellectual property rights that we may consider necessary or attractive in order to develop and commercialize our product candidates. More established companies may have a competitive advantage over us due to their larger size and cash resources or greater clinical development and commercialization capabilities. We may not be able to successfully complete such negotiations and ultimately acquire the rights to the intellectual property surrounding product candidates that we may seek to acquire, in which case our business could be harmed.

We may in the future be involved in lawsuits to protect or enforce our patents or the patents of our licensors, which could be expensive, time-consuming and unsuccessful.

Competitors may infringe on our patents or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not issuing.

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

Because of the substantial amount of discovery required in intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our common stock.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of third parties.

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

The biotechnology and pharmaceutical industries are intensely competitive. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Additionally, smaller or early-stage companies of which we may not be aware could also prove to be material competitors, particularly through collaborative arrangements with larger, more well-established companies or by competing with us for limited resources and strategic alliances with our current or prospective partners. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop.

The programs we are focusing on are in a preclinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

●	discover and develop therapeutics superior to other products in the market;

●	attract and retain qualified scientific, product development and commercial personnel;

●	obtain patent and/or other proprietary protection for our technology platform and product candidates;

●	obtain required regulatory approvals; and

●	successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapeutics.

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. For example, the widespread distribution of COVID-19 vaccines which the FDA recently authorized for emergency use will reduce the demand for any therapeutic product we develop to treat symptoms caused by the virus. We will not achieve our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and we may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

Assuming one or more product candidates achieve regulatory approval and we commence marketing such products, the market acceptance of any product candidates will depend on several factors, including:

●	demonstration of clinical safety and efficacy compared to other products;

●	the relative convenience, ease of administration and acceptance by physicians, patients and healthcare payors;

●	the prevalence and severity of any adverse effects or serious adverse effects;

●	limitations or warnings in the label approved by FDA and/or foreign regulatory authorities for such products;

●	the timing of market introduction of our products relative to competitive products and the availability of alternative treatments;

●	pricing and cost-effectiveness;

●	the execution and effectiveness of our or any partners’ sales and marketing strategies;

●	our ability to obtain hospital formulary approval; and

●	our ability to obtain and maintain sufficient third-party payor coverage or reimbursement.

If we obtain regulatory approval for one product candidate, we expect sales to generate substantially all of our product revenues, and as such, the failure of these products to find market acceptance would adversely affect our results of operations.

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

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process, and no uniform policy of coverage and reimbursement for products exists among third-party payors in the United States. A primary trend in the U.S. healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products. Further, third-party payors are increasingly challenging prices charged for pharmaceutical products, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. There can be no assurance that coverage and reimbursement will be available for any product we commercialize. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptable. If reimbursement is not available, or is available at limited levels, we may not be able to successfully commercialize product candidates we develop.

Due to the recent change in the United States presidency, we expect increased regulation as well as uncertainty, which may adversely affect our business.

With the inauguration of President Biden, we expect that the FDA, the Centers for Disease Control and other agencies which affect our business may increase their regulatory efforts. At the senior administrative level, new regulators with a regulatory zeal may tighten existing regulations and that approach may also be taken in the routine interactions between staff and our scientists and others. Increased regulation and enforcement may lead to increased costs and further delays in getting approvals, which may adversely affect our business.

Pricing pressures on our drug candidates, including as the result of proposed legislative changes, may negatively impact our future results of operations.

There have been numerous legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell products profitably. President Biden has proposed a new health plan that would rely on a “Medicare-like” public option for individuals who are not on Medicare and transition to a Medicare-for-All single payor system in the future. Among other things, it will seek to:

●	lower prescription prices by permitting Medicare to negotiate prices;

●	limit price increases;

●	set prices for drugs which do not have competition; and

●	permit consumers to buy prescriptions from other countries.

These changes are subject to Congressional approval and we cannot predict what, if any, of these broad proposals or other legislation will pass.

At the state level, individual states are increasingly aggressive in passing legislation and implementing regulations designed to control drug pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine which pharmaceutical products and suppliers will be included in their prescription drug and other healthcare programs. These measures could reduce the ultimate demand for our products, or put pressure on our product pricing. The availability of generic treatments may also substantially increase pricing pressures on, and reduce reimbursement for, our future products. The potential application of user fees to generic drug products may expedite approval of additional generic drug treatments. We expect to experience additional pricing pressures in connection with the sale of any of our products, due to the trend toward managed healthcare, the increasing influence of health maintenance organizations and additional legislative changes.

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

We do not have a team with experience in the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or arrange with third parties to perform these services.

Our current and future partners may not dedicate sufficient resources to the commercialization of our product candidates or may otherwise fail in their commercialization efforts due to factors beyond our control. If we are unable to establish effective alliances to enable the sale of our product candidates to healthcare professionals and in geographical regions, including the United States, that will not be covered by our own marketing and sales force, or if our potential future strategic partners do not successfully commercialize the product candidates, our ability to generate revenues from product sales will be adversely affected.

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

As of March 15, 2021, we have 13 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Because we face potential product liability if claims are brought against us, we may incur substantial liability and costs.

Using our product candidates in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, healthcare providers, pharmaceutical companies or others selling or otherwise coming into contact with our products. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. Regardless of merit or eventual outcome, product liability claims may cause:

●	impairment of our business reputation;

●	withdrawal of clinical trial participants;

●	costs due to related litigation;

●	distraction of management’s attention from our primary business;

●	substantial monetary awards to patients or other claimants;

●	regulatory scrutiny and product recalls, withdrawals or labeling, marketing or promotional restrictions;

●	the inability to commercialize our product candidates; and

●	decreased demand for our product candidates, if approved for commercial sale.

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

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida. We are vulnerable to natural disasters such as earthquakes and tornados as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations. See also risk factor entitled “Because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effect upon us.”

If our information technology systems are compromised, the information we store and process, including our intellectual property, could be accessed, publicly disclosed, lost or stolen, which could harm our business, relationships with strategic partners and future results of operations.

Companies are increasingly suffering damage from attacks by hackers. In the ordinary course of business, we store sensitive information, such as our intellectual property, including trade secrets and results of our clinical and preclinical research, and that of our suppliers and business partners, on a central server, and such information is transmitted via email correspondence. The secure maintenance and processing of this information is critical to our research and development activities and future operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our information technology systems and the information stored there could be accessed by third parties, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure, misappropriation or other loss of information could result in disruption of our operations, including our existing and future research collaborations, and damage our reputation, which in its turn could harm our business and future results of operations.

If we fail to comply with applicable laws and regulations, including environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on our business.

We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes, and the treatment of animals used in research. Our operations involve using hazardous and flammable materials, including chemicals and biological materials. Our operations also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. If contamination occurs or injury results from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties.

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

RISKS RELATED TO OUR COMMON STOCK

The increase in our stock price and trading volume may be temporary for a number of reasons, which may cause investors to lose money.

After we announced our entry into the License Agreement with the Kansas State University Research Foundation, the price of our common stock surged from $0.49 on February 21, 2020 to the closing price of $1.77 on February 26, 2020 and our daily trading volume also increased substantially during that time. After our March 6, 2020 announcement regarding the initiation of our Coronavirus program, our trading volume remained extremely high relative to the prior 12-month period. Then, from September to November 2020, our stock price hovered at or below approximately $1.00 per share before temporarily surging to $2.16 per share on November 30, 2020 with our trading volume again increasing dramatically as well. Additionally, a similar trend occurred on January 20, 2021 as our stock price abruptly increased from $1.51 per share to $2.35 per share and our trading volume increased to nearly 22 million shares after we announced the completion of our research obligations under the Merck Collaboration Agreement. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements relating to the availability of vaccines and approval of new vaccines;

●	Announcements by the FDA of final approval of vaccines and treatments for COVID-19;

●	Announcements relating to the spread of new variants of COVID-19;

●	Announcements by competitors that they are initiating human trials of drugs to treat COVID-19;

●	Announcement that the rapid spread of COVID-19 has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	Our announcement concerning the initiation of or delay in clinical trials for our Influenza A product candidate;

●	Merck’s announcements concerning our Influenza A/B product candidate; or

●	The termination of any other factors which may have created the unusual volatility and spike in volume.

If the current price and volume level is reduced, investors may sustain large losses.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	if the current bull market ends, investors may sell our common stock to meet margin calls on other stocks or as the result of economic disruptions;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	he failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth in any of our significant markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

If we incur any future impairment in the carrying value of our goodwill asset, it could depress our stock price.

Historically, we had a significant amount of goodwill on our balance sheet. Goodwill must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of a reporting unit asset exceeds its current fair value, the goodwill asset is considered impaired. Events and conditions that could result in impairment in the value of our goodwill include, but are not limited to, significant negative industry or economic trends, significant decline in the Company’s stock price for a sustained period of time, significant decline in market capitalization relative to net book value, limited funding that could delay development efforts, significant changes in the manner of use of the assets or the strategy for the Company’s overall business, safety or efficacy issues that surface during development efforts, or preclinical and clinical outcomes that reduce the probability for technical and regulatory success of our product candidates.

We did not incur any impairment to goodwill during the year ended December 31, 2020 and during the year ended December 31, 2019, we had incurred an impairment charge of approximately $46,100,000 from our goodwill reducing it to $19,092,343.

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

As of March 15, 2021, our directors, executive officers and principal stockholders (those beneficially owning in excess of 5%), and their respective affiliates, beneficially own approximately 27.1% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to influence or control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Dr. Raymond Schinazi, our former Board Chairman, owns approximately 14.3% of our common stock.

Dr. Schinazi and Dr. Philip Frost, a director, and certain other stockholders entered into a Stockholders Rights Agreement in November 2014. This Agreement gives each of Dr. Schinazi (together with certain other stockholders) and Dr. Frost (together with certain other stockholders) the right to designate three directors to a seven-person board of directors and together agree upon the seventh designee. In addition, our principal stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

●	delaying, deferring or preventing a change in corporate control;

●	impeding a merger, consolidation, takeover or other business combination involving us; or

●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Future issuances of our common stock or rights to purchase our common stock could cause additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

During the year ended December 31, 2020 we conducted public offerings in which we issued a total of approximately 35,289,000 shares of common stock and raised a total of approximately $35,783,000 in net proceeds. Through March 15, 2021, we sold an additional 1,030,000 common shares and received net proceeds of $2,072,047 pursuant to our At-the-Market Offering Agreement. While we expect that these financings will be sufficient to fund our operations for more than the 12 months, significant additional capital may be needed in the future to continue our planned operations. To the extent we have raised and continue to raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Future sales of large amounts of our common stock in the public market or a perception that such sales might occur could cause a decrease in our stock price.

As of March 15, 2021, out of approximately 71.5 million shares of common stock outstanding, approximately 56 million are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by our officers, directors and Dr. Schinazi, 10% shareholder, who we deem affiliates, are subject to additional restrictions as described below.

In general, Rule 144 provides that any person who is not an affiliate of the Company and has not been an affiliate for 90 days, and who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we stay current in our SEC filings. After one year, a non-affiliate may sell without any restrictions other than we must be current in our filings for the second year.

The shares of common stock outstanding which are held by affiliates of the Company are subject to additional restrictions. An affiliate may sell the greater of (i) one percent of our outstanding stock or (ii) as long as our common stock is listed on The Nasdaq Capital Market (“Nasdaq”) the average weekly trading volume over a prior four week period after a six-month holding period with the following restrictions:

(i)	we are current in our filings;

(ii)	certain manner of sale provisions; and

(iii)	filing of Form 144.

Additionally, as of December 31, 2020, we had 1,780,000 options and 243,000 warrants outstanding that, if fully exercised, would result in the issuance of 2,023,000 shares of common stock and 2.3 million shares of common stock remain available for future grants under the Cocrystal Pharma, Inc. 2015 Equity Incentive Plan.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.

If we fail to meet the Nasdaq continued listing requirements, it could result in delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. In two separate instances on December 13, 2019 and on November 4, 2020, we were notified by Nasdaq that we were not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. While we subsequently regained compliance with respect to each such occurrence, if we fail to meet these continued listing requirements in the future Nasdaq may delist our common stock. If our common stock is delisted, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●	a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a limited ability to raise capital in the future.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986 if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry forwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the RFS Pharma, LLC and Cocrystal Discovery, Inc. mergers and other transactions that have occurred more than six years ago, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future because of subsequent shifts in our stock ownership. If we generate taxable income, our ability to use our pre-change NOLs carry forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

In accordance with the provisions of our Certificate of Incorporation and the Stockholder Rights Agreement described above, our Board may issue one or more additional series of preferred stock that have more than one vote per share, so long as the Board obtains the majority approval of each of the groups of stockholders who formerly held our Series A and Series B Convertible Preferred Stock, which is no longer authorized. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for stockholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

Our amended and restated Bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware for certain disputes between us and our stockholders, and the exclusive forum in the Delaware federal courts for the resolution of any complaint asserting a cause of action under the Securities Act and the Exchange Act.

Our amended and restated Bylaws provide that unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, if such court does not have subject matter jurisdiction thereof, the U.S. District Court of Delaware) will, to the fullest extent permitted by law, be the sole and exclusive forum for: (i) any derivative action or proceeding brought on behalf of the Company (except to the extent that the Exchange Act provides otherwise), (ii) any action asserting a claim of breach of a fiduciary duty owed by any director or officer (or affiliate of any of the foregoing) of the Company to the Company or the Company’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, the Company’s Certificate of Incorporation or Bylaws, or (iv) any other action asserting a claim arising under, in connection with, and governed by the internal affairs doctrine. The amended and restated Bylaws further provide that unless the Company consents in writing to the selection of an alternative forum, the federal district courts of the United States of America located in Delaware will be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the Exchange Act and any person or entity purchasing or otherwise acquiring or holding any interest in shares of capital stock of the Company will be deemed to have notice of and consented to these provisions.

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act provides that state and federal courts have concurrent jurisdiction over claims to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. While to date, the Delaware Supreme Court has upheld the exclusive jurisdiction provisions in certificates of incorporation for claims under the Securities Act, no court has ruled on the exclusive venue provision for claims under the Securities Act or the Exchange Act. Accordingly, if a stockholder files a Securities Act claim or an Exchange Act claim in another federal district court and we seek to rely upon the Delaware venues, we may not be successful.

Because the choice of forum provisions in our Bylaws may have the effect of severing certain causes of action between federal and state courts, stockholders seeking to assert claims against us or any of our current or former director, officer, other employee, agent, or stockholder, may be discouraged from bringing such claims due to a possibility of increased litigation expenses arising from litigating multiple related claims in two separate courts. The choice of forum provisions may therefore limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our current or former director, officer, other employee, agent, or stockholder.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have operating facilities in Bothell, Washington and Miami, Florida.

We lease approximately 9,400 square feet of office and laboratory space in Bothell, Washington under a lease agreement expiring in January 2024.

The Company believes that its properties are suitable for their intended purposes and have capacities adequate for current and projected needs related to the Company’s programs.

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

On September 20, 2018, Anthony Pepe, individually and on behalf of a class, filed with the United States District Court for the District of New Jersey a complaint against the Company, certain current and former executive officers and directors of the Company and the other defendants named therein for violation of Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder. The class consisted of the persons and entities who purchased the Company’s common stock during the period from September 23, 2013 through September 7, 2018. Pepe also alleged violation of other sections of the Exchange Act by the defendants named in the complaint other than the Company. Pepe seeks damages, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs.

On January 16, 2019, Ms. Susan Church, a stockholder of the Company, filed with the United States District Court for the Western District of Washington a derivative suit against certain current and former executive officers and directors of the Company alleging breach of fiduciary duties, unjust enrichment, waste of corporate assets, and violations of the rules governing proxy solicitation. Church sought, among other things, money damages, disgorgement of profits from alleged wrongful conduct, including cash bonuses, pre-judgment and post-judgment interest, reasonable attorneys’ fees, expert fees and other costs.

On December 16, 2020, the United States District Court for the District of New Jersey approved the terms of the settlement of the above class action, the derivative action discussed above, and two related derivative actions. The Company paid $450,000 for its share of the total class action settlement. As for the settlement of the derivative lawsuits, on February 14, 2021, the Board of Directors of the Company approved certain corporate governance changes that the Company agreed to make pursuant to the terms of the settlement, including an amendment to its Bylaws.

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. The case has been set for trial in July, 2022.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. In Pederson II, Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. Pederson II had previously been stayed by the court, pending disposition of Pederson I. With that first lawsuit having been dismissed and appeal denied, the stay was lifted in Pederson II, and the Company and all other defendants in that case filed Motions to Dismiss the (then amended) complaint. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit, and that appeal remains pending.

On May 19, 2020, A.G.P./Alliance Global Partners (“AGP”), which had previously acted as the Company’s underwriter, placement agent and sales agent in connection with the Company’s registered and exempt equity offerings, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging violation of a lock-up provision under the Placement Agent Agreement, dated January 28, 2020 (the “Placement Agent Agreement”), by and between the Company and AGP. AGP seeks (i) damages estimated in the complaint to be in excess of $1 million and attorneys’ fees, and (ii) declaratory relief. The Company has answered the complaint and discovery has been initiated.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “COCP”. As of March 15, 2021, there were approximately 207 holders of record of our common stock.

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

Company Overview

We develop novel medicines for use in the treatment of human viral diseases. Cocrystal has been developing novel technologies and approaches to create first-in-class and best-in-class antiviral drug candidates since 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

During fiscal year ended December 31, 2020, the following key aspects of our business advanced:

●	We entered into two license and collaboration agreements with KSURF to further discover and develop certain proprietary broad-spectrum antiviral compounds.
●	We selected lead compound CDI-45205 for further development against coronavirus.
●	We received $2,102,000 from Merck in payments under the Collaboration Agreement.
●	We raised a total of $35,783,000 in net proceeds from common-stock only public financings.
●	We settled the previously disclosed class action and three related derivative actions. See “Part I. Item 3. Legal Proceedings” for more information on these legal proceedings and the settlement.
●	CC-42344, influenza A preclinical lead, showed excellent preclinical antiviral activity against influenza A strains, including avian pandemic strains, oseltamivir-resistant, baloxavir-resistant strains, and has a favorable pharmacokinetic profile. We are currently conducting the remaining preclinical IND enabling activities and plan to initiate a Phase 1 study during 2021.
●	We completed all research obligations under the Merck exclusive worldwide license and collaboration agreement, and Merck is now solely responsible for further development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise.

Results of Operations

Revenues, Operating Loss and Net Loss

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had revenue of $2,014,000 and $6,564,000 for the years ended December 31, 2020 and 2019, respectively. The decrease resulted primarily from the receipt in January 2019 of the upfront payment of $4,000,000 under the Collaboration Agreement. For the years ended December 31, 2020 and 2019 our revenues consisted of collaboration revenue, including payments for research and development activities related to our influenza A/B program and program expense reimbursements, under our Collaboration Agreement with Merck. For the year ended December 31, 2019, the collaboration revenue also included consideration in exchange for conveyance of intellectual property rights at the signing of the agreement. We do not expect to generate any revenues in 2021, except to the extent we receive any milestone payments under our Collaboration Agreement. We had a net loss of $9,648,000 for the year ended December 31, 2020, compared to a net loss of $48,169,000 for the year ended December 31, 2019. The decrease was primarily due to a $46,103,000 goodwill impairment charge recorded for the year ended December 31, 2019. Our operating loss for the year ended December 31, 2020 was $9,586,000 compared to an operating loss of $48,406,000 in 2019. The operating loss for 2019 included the non-cash impairment charge of $46,103,000 on our intangible goodwill asset.

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our eight employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $6,307,000 for the year ended December 31, 2020, compared with $4,004,000 for the year ended December 31, 2019. This year over year decrease in research and development expenditures was primarily due to the completion of our HCV phase 2 clinical trial and expense reimbursements resulting from our Collaboration Agreement with Merck. We expect research and development expenses to increase in 2021 due to advancing our coronavirus and norovirus programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $5,293,000 for the year ended December 31, 2020, compared with $4,863,000 for the year ended December 31, 2019. This increase of $430,000 was primarily due to professional fees associated with litigation matters and insurance increases. We anticipate professional fees will be reduced in the second quarter of 2021 as a result of settling the class action litigation discussed in Part I. Item 3. Legal Proceedings within this Form 10-K.

In the ordinary course of business, the Company entered into non-cancelable related party leases for its facilities (see Note 13 – Transactions with Related Parties in the following Consolidated Financial Statements).

Interest Income/Expense

Interest expense was $8,000 for the year ended December 31, 2020, compared to $19,000 for the year ended December 31, 2019. The interest expense in 2020 and 2019 is related to lease agreements.

Other Income/Expense

Other income (expense), net, was ($62,000) for the year ended December 31, 2020 compared with $237,000 for the year ended December 31, 2019. Other income (expense), net for the year ended December 31, 2020 and 2019 primarily consisted of a loss of ($54,000) and a gain of $256,000, respectively, recognized from decreases and increases in the fair value of our derivative liabilities as our stock price fluctuated. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants decreases during a period, which occurred during the year ended December 31, 2020, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.

Liquidity and Capital Resources

For the year ended December 31, 2020, net cash used in operating activities was $9,830,000, compared to net cash used in operating activities of $1,563,000 for the year ended December 31, 2019. The increase in cash used in operating activities in 2020 as compared to 2019 was attributable to the reduction of revenue flow from our influenza A/B Collaboration Agreement with Merck by $4,550,000.

For the year ended December 31, 2020, net cash used in investing activities netted to $240,000, which consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington. For the year ended December 31, 2019, our net cash used in investing activities consisted of $145,000.

For the year ended December 31, 2020, net cash provided by financing activities was $35,662,000, compared to net cash provided by financing activities of $6,424,000 for the year ended December 31, 2019. Net cash generated by financing activities in 2020 and 2019 was the result of issuance common stock, net of finance lease payments.

The Company had approximately $33.5 million cash on hand on March 15, 2021. We expect that this cash balance will be sufficient to support the Company’s working capital needs for at least the next 21 months.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as a company advances a product candidate toward clinical programs. Historically, we financed our operations with the proceeds from public and private equity and debt offerings, including additional investments by certain existing stockholders, and entered into strategic partnerships and collaborations for the research, development and commercialization of product candidates. We currently have one hepatitis C product candidate that has completed a Phase 2a clinical trial and have secured funding of the research and development of influenza A/B product candidates under our Collaboration Agreement with Merck. Additionally, we expect that in the long term in case of successful development and commercialization of one or more influenza A/B antiviral agents under the Collaboration Agreement we will be eligible to receive certain milestone payments up to a total of $156 million, including payments associated with the successful product development and attainment of certain U.S. and EU regulatory approvals for the developed products and sales volume and royalties on net sales of the products. See “Item 1 – Business – Collaborations – Merck Collaboration.” However, in order to conduct research and development of our other product candidates, including our potential COVID-19 therapy, we may need to raise additional capital to support our operations or form partnerships, in addition to our existing collaborative alliances. Such funding or partnerships may not be available to us on acceptable terms, or at all.

In addition, as we advance our Coronavirus program we expect that we will be required to make certain milestone payments of up to approximately $7.3 million to KSURF under our two license agreements with KSURF. See “Item 1 – Business – Collaborations – Kansas State University Research Foundation” for more information about these license agreements.

We have raised a total of $35,783,000 in net proceeds from common-stock only public financings during the year ended December 31, 2020. Set forth below is a brief summary of each such financing.

On January 29, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 3,492,063 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $0.63 for aggregate net proceeds to the Company of approximately $1,500,000, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.30 for aggregate net proceeds to the Company of approximately $10,100,000, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.35 for aggregate net proceeds to the Company of approximately $5,000,000, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

On July 1, 2020, the Company entered into an At-The-Market Offering Agreement (“ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. We have sold 2,905,243 shares of common stock under the ATM and received net proceeds of approximately $5,693,000.

On August 31, 2020, the Company closed an underwritten public offering of its common stock totaling 16,422,813 shares at public offering price of $1.05 per share sold to Wainwright for net proceeds of approximately $15.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The 16,422,813 shares of common stock sold in the offering includes 2,137,098 shares pursuant to Wainwright’s partial exercise of its over-allotment option to purchase additional shares of common stock, pursuant to the Amended and Restated Underwriting Agreement, dated as of August 26, 2020, between the Company and Wainwright.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2020, the Company recorded a net loss of approximately $9,648,000 and used approximately $9,830,000 of cash in operating activities.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, our expectations regarding future characteristics of the product candidates we develop, the expected time of achieving certain value driving milestones in our programs, including the planned initiation of the Phase 1 Influenza A study in the third quarter of 2021, the expected development of additional COVID-19 replication inhibitors in 2021, the anticipated completion of proof-of-concept animal study in our norovirus program in the first half of 2021, our expectations with respect to HCV market opportunity and our plans regarding further clinical development of CC-31244, the expected future results of our collaboration with Merck pursuant to the Collaboration Agreement, including potential receipt of milestone payments and royalties, our expectations related to our collaborations with KSURF, HitGen and InterX, our expectations regarding future operating results, statement regarding the suitability and adequacy of our properties, anticipated payments under the license agreements with KSURF, and our future liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks and uncertainties arising from the impact of the COVID-19 pandemic on our Company, our partners, and on the national and global economy, including supply chain disruptions and other business interruptions, our ability to proceed with our programs, our continued collaboration with Merck and achievement by Merck of certain milestones under the Collaboration Agreement, our ability to successfully identify, enter into and maintain additional strategic collaborations for further development of our product candidates, financial difficulties experienced by certain partners, future results of planned research and, if successful, clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, and any additional costs related to unfavorable future outcome of pending litigation or any unanticipated claims. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2020, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Goodwill

We recorded $65,195,000 of goodwill in the RFS Pharma acquisition in 2014 that is subject to impairment testing. This goodwill primarily represents the amount initially recorded as a deferred tax liability in the RFS Pharma acquisition, which was required as the goodwill recorded for book purposes is not tax deductible based on the structure of the acquisition. Impairment tests of goodwill are done annually on November 30 requiring substantial judgment and estimates. We completed our annual goodwill impairment tests for November 30, 2019 and determined that there was a $46,103,000 impairment of goodwill. There was no impairment of goodwill based on our testing on November 30, 2020.

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

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Bothell, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $19,092,000 as of December 31, 2020. Management conducts impairment testing at the reporting unit level on an annual basis as of November 30th or more frequently if events or circumstances indicate a potential impairment. Reporting units are tested for impairment by comparing the estimated fair value of each reporting unit to their respective carrying amounts. Impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. Management estimates the fair value of the reporting units using the income approach, specifically the discounted cash flow method, and uses a market capitalization corroboration. This requires the use of significant estimates and assumptions, including future revenues, projected margins and capital spending, terminal growth rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value measurements of the reporting units, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s significant assumptions related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the discounted cash flow models, (iii) testing the completeness and accuracy of underlying data used in the models, (iv) performing an independent market corroboration calculation, and (iv) evaluating the significant assumptions used by management related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. Evaluating management’s assumptions related to future revenues and projected margins and capital spending involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting units, third-party industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the terminal growth rates and discount rates assumptions.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company

Los Angeles, California

March 17, 2021

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2020	December 31, 2019

Assets
Current assets:
Cash	$33,010	$7,418
Restricted cash	50	50
Accounts receivable	556	644
Prepaid expenses and other current assets	399	169
Total current assets	34,015	8,281
Property and equipment, net	591	431
Deposits	46	50
Operating lease right-of-use assets, net (including $39 to related party)	498	677
Goodwill	19,092	19,092
Total assets	$54,242	$28,531
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,080	$1,999
Current maturities of finance lease liabilities	39	103
Current maturities of operating lease liabilities (including $39 to related party)	178	177
Derivative liabilities	61	7
Total current liabilities	1,358	2,286
Long-term liabilities:
Finance lease liabilities	34	14
Operating lease liabilities	345	523
Total long-term liabilities	379	537
Total liabilities	1,737	2,823
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of December 31, 2020 and December 31, 2019; 70,439 and 35,150 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	71	36
Additional paid-in capital	297,342	260,932
Accumulated deficit	(244,908)	(235,260)
Total stockholders’ equity	52,505	25,708
Total liabilities and stockholders’ equity	$54,242	$28,531

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,
	2020	2019

Revenues:
Collaboration revenue	$2,014	$6,564

Operating expenses:
Research and development	6,307	4,004
General and administrative	5,293	4,863
Impairments	-	46,103
Total operating expenses	11,600	54,970

Loss from operations	(9,586)	(48,406)

Other (expense) income:
Interest expense, net	(8)	(19)
Change in fair value of derivative liabilities	(54)	256
Total other income (expense), net	(62)	237

Loss before income taxes	(9,648)	(48,169)

Income tax	-	-

Net loss	$(9,648)	$(48,169)

Net loss per common share:
Loss per share, basic and diluted	$(0.17)	$(1.51)
Weighted average number of common shares outstanding, basic and diluted	55,217	31,859

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2018	29,938	$30	$253,949	$(187,091)	$66,888
Stock-based compensation	-	-	351	-	351
Sale of common stock, net of transaction costs	5,212	6	6,632	-	6,638
Net loss	-	-	-	(48,169)	(48,169)
Balance as of December 31, 2019	35,150	36	260,932	(235,260)	25,708
Stock-based compensation	-	-	662	-	662
Sale of common stock, net of transaction costs	35,289	35	35,748	-	35,783
Net loss	-	-	-	(9,648)	(9,648)
Balance as of December 31, 2020	70,439	$71	$297,342	$(244,908)	$52,505

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2020	2019

Operating activities:
Net loss	$(9,648)	$(48,169)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	157	98
Amortization of right of use assets	179	156
Stock-based compensation	662	351
Payments on operating lease liabilities	(177)	(133)
Loss on impairment goodwill	-	46,103
Change in fair value of derivative liabilities	54	(256)
Changes in operating assets and liabilities:
Accounts receivable	88	(644)
Prepaid expenses and other current assets	(230)	22
Deposits	4	(10)
Accounts payable and accrued expenses	(919)	919
Net cash used in operating activities	(9,830)	(1,563)

Investing activities:
Purchases of property and equipment	(240)	(145)
Net cash used in investing activities	(240)	(145)

Financing activities:
Payments of finance lease obligations	(121)	(214)
Proceeds from sale of common stock, net of transaction costs	35,783	6,638
Net cash provided by financing activities	35,662	6,424

Net increase in cash and restricted cash	25,592	4,716
Cash and restricted cash at beginning of period	7,468	2,752
Cash and restricted cash at end of period	$33,060	$7,468

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of finance lease right-of-use asset and liability	$77	$-
Recognition of operating lease right-of-use assets and operating lease liabilities upon adoption of ASC Topic 842, Leases	$-	$833

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2020, the Company has primarily funded its operations through equity offerings.

The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $9,586,000 and $48,406,000 in the years ended December 31, 2020 and 2019, respectively.

As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to spread and severely impact the economy of the U.S. and other countries around the world, we are committed to the need of antiviral therapeutics for this unprecedented challenge. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus, including variants of the virus, and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.

In March 2020, in response to the COVID-19 pandemic, the Coronavirus Aid, Relief, and Economic Security (CARES) Act was signed into law. The CARES Act provides numerous tax provisions and other stimulus measures, including temporary changes regarding the prior and future utilization of net operating losses, temporary changes to the prior and future limitations on interest deductions, temporary suspension of certain payment requirements for the employer portion of Social Security taxes, technical corrections from prior tax legislation for tax depreciation of certain qualified improvement property, and the creation of certain payroll tax credits associated with the retention of employees.

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2020, the Company recorded a net loss of approximately $9,648,000 and used approximately $9,830,000 of cash in operating activities.

On December 31, 2020, the Company had cash and cash equivalents of approximately $33,060,000. We believe that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2021 and 2022.

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

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and derivative liabilities, recoverability of deferred tax assets, estimated useful lives of fixed assets, and forecast assumptions used in the impairment testing of goodwill. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2020 and 2019, our primary operating account held approximately $33,010,000 and $7,418,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

As of December 31, 2020, 100% of our revenue and receivables are from one customer.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2020 and 2019.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2020	December 31, 2019
Cash	$33,010	$7,418
Restricted cash	50	50
Total cash and restricted cash shown in the statements of cash flows	$33,060	$7,468

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

At December 31, 2020 and 2019, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2020 and 2019. A reconciliation of the beginning and ending Level 3 liabilities for is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2020	2019
Balance, January 1,	$7	$263
Change in fair value of warrants potentially settleable in cash (Note 10)	54	(256)
Balance at December 31,	$61	$7

Goodwill

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

In November 2014, goodwill was recorded in connection with the acquisition of RFS Pharma, and have represented a series of awarded patents and filed patent applications.

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

At December 31, 2018, the Company had goodwill of $65,195,000. The Company completed its annual impairment test in November 2019, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods did not exceed the carrying value as of December 31, 2019; therefore, management considered goodwill to be impaired. This resulted in a $46,103,000 impairment in 2019. At December 31, 2020, the Company had goodwill of approximately $19,092,000. The Company completed its annual impairment test in November 2020, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods did exceed the carrying value as of December 31, 2020; therefore, management did not consider goodwill to be impaired.

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

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. During the year ended December 31, 2020 the Company recognized revenue of $1,779,000 for research and development activities related to its influenza A/B program and $235,000 for program expense reimbursements. During the year ended December 31, 2019 the Company recognized revenue of $4,368,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the agreement, $1,838,000 for research and development activities related to its influenza A/B program and $358,000 for program expense reimbursements.

As of December 31, 2020 and 2019, accounts receivable of $556,000 and $644,000 were due from Merck, respectively.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2020	2019
Outstanding options to purchase common stock	1,780	931
Warrants to purchase common stock	243	243
Total	2,023	1,174

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of December 31, 2020, and contain detail regarding the effective dates:

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

3. Property and Equipment

Property and equipment as of December 31, consists of the following (table in thousands):

	2020	2019
Lab equipment (excluding equipment under finance leases)	$1,498	$1,073
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	92	347
Computer and office equipment	120	92
Total property and equipment	1,710	1,512
Less accumulated depreciation	1,119	(1,081)
Property and equipment, net	$591	$431

Depreciation expense was $157,000 and $98,000 for the years ended December 31, 2020 and 2019, respectively.

4. Goodwill

A reconciliation of the beginning and ending goodwill for the years ended December 31, 2020 and 2019 is as follows (table in thousands):

	2020	2019
Balance, January 1,	$19,092	$65,195
Impairment charges	-	46,103
Balance at December 31,	$19,092	$19,092

At December 31, 2018, the Company had goodwill of $65,195,000. On November 30, 2019 the Company performed its annual impairment test and determined the fair value of its reporting unit, measured by the Company’s Nasdaq market capitalization and an income approach analysis, exceeded the carrying value by $46,103,000; therefore, management considered goodwill of that amount to be impaired. Based on management’s impairment test at November 30, 2020, there were no further indicators of impairment.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (table in thousands):

	2020	2019
Accounts payable	$657	$1,511
Accrued compensation	126	83
Accrued other expenses	297	405
Total accounts payable and accrued expenses	$1,080	$1,999

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of year-end.

6. Common Stock

As of December 31, 2020, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had approximately 70,439,000 and 35,150,000 shares issued and outstanding as of December 31, 2020 and 2019, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

In January, March and November 2019, the Company closed a series of placements of its common stock resulting in the sale of 5,211,695 shares of its common stock for net proceeds after transaction costs of approximately $6,638,422.

On January 29, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 3,492,063 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $0.63 for aggregate net proceeds to the Company of approximately $1.5 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on January 31, 2020.

On February 27, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 8,461,540 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.30 for aggregate net proceeds to the Company of approximately $10.1 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on February 28, 2020.

On March 9, 2020, the Company entered into a securities purchase agreement with certain institutional investors, pursuant to which the Company agreed to sell and issue, in a registered direct offering, 5,037,038 of the Company’s shares of common stock, par value $0.001 at a purchase price per share of $1.35 for aggregate net proceeds to the Company of approximately $5.0 million, before after fees payable to the placement agent and other estimated offering expenses payable by the Company. The Company closed the offering on March 10, 2020.

On July 1, 2020, the Company entered into an At-The-Market Offering Agreement (“ATM”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock.

On August 31, 2020, the Company closed an underwritten public offering of its common stock totaling 16,422,813 shares at public offering price of $1.05 per share sold to Wainwright for net proceeds of approximately $15.6 million, after deducting underwriting discounts and commissions and offering expenses payable by the Company. The 16,422,813 shares of common stock sold in the offering includes 2,137,098 shares pursuant to Wainwright’s partial exercise of its over-allotment option to purchase additional shares of common stock, pursuant to the Amended and Restated Underwriting Agreement, dated as of August 26, 2020, between the Company and Wainwright.

In November 2020, we sold 1,875,243 shares of common stock under the ATM and received net proceeds of approximately $3,621,000 and in January 2021, we sold 1,030,000 shares of common stock under the ATM and received net proceeds of approximately $2,072,000.

7. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”) under which 1,786,635 shares of common stock have been reserved for issuance to employees and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2007 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2020, all future options available under the 2007 plan have expired and no options remain available for future grant under this plan.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 1,666,667 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2020, 2,262,736 options remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the year ended December 31, 2020 and 2019 (table in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2018	873	1,351	$5.73	$788
Exercised	-	-	-	-
Authorized	2,295	-	-	-
Cancelled	420	(420)	7.04	-
Balance at December 31, 2019	3,588	931	$4.14	$-
Exercised	-	-	-	-
Granted	(928)	928	1.33	29
Expired	(476)	-	-	-
Cancelled	79	(79)	7.37	-
Balance at December 31, 2020	2,263	1,780	$2.53	$29

During the year ended December 31, 2020 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 928,000 shares of common stock. The options have an exercise price of $1.33 per share, expire in ten years, and vest as follows: one half vests on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2021. The total fair value of these options at the grant date was approximately $944,000 using the Black-Scholes Option pricing model. The Company did not grant any stock options during the year ended December 31, 2019. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2020:

Assumptions:
Weighted average per share grant date fair value	$1.08
Risk-free interest rate	0.44%
Expected dividend yield	0.00%
Expected volatility	107.41%
Expected terms (in years)	5.9

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the years ended December 31, 2020 and 2019, equity-based compensation expense recorded was $662,000 and $351,000, respectively.

As of December 31, 2020, there was $1,426,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.11 years. For options granted and outstanding, there were 1,779,399 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $29,040, a weighted average exercise price of $2.53, and weighted average remaining contractual term of 8.33 years at December 31, 2020. For vested and exercisable options, outstanding shares totaled 541,811, with an aggregate intrinsic value of $453. These options had a weighted-average exercise price of $4.38 per share and a weighted-average remaining contractual term of 6.76 years at December 31, 2020.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2020 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2020 of approximately $1.36 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2020	2019

Stock options issued and outstanding	1,780	931
Shares authorized for future option grants	2,263	3,588
Warrants outstanding	243	243
Total	4,286	4,762

8. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2020 and 2019 (table in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2018	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2019	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2020	84	26	133	243
Expiration date	October 27, 2022	October 24, 2023	January 16, 2024

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of December 31, 2020, and 2019, 159,000 warrants are accounted for as liabilities and 84,000 warrants are accounted for as equity.

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2020:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	2.8	3.0
Cumulative volatility	119.18%	116.65%
Risk-free rate	0.16%	0.18%

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2019:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	3.8	4.0
Cumulative volatility	89.59%	90.58%
Risk-free rate	1.67%	1.68%

The Company estimates volatility using its own historical stock price volatility based upon the range of periods consistent with the expected life of the warrants. The expected life assumption is based on the remaining contractual terms of the warrants. The risk-free rate is based on the zero coupon rates in effect at the balance sheet date. The dividend yield used in the pricing model is zero, because the Company has no present intention to pay cash dividends.

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

The Company recognized revenue for the years ended December 31, 2020 and 2019 of $2,014,000 and $6,564,000, respectively. As of December 31, 2020 and 2019, accounts receivable of $556,000 and $644,000 was due from Merck, respectively.

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

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $80,000 and an annual license maintenance fee in the amount of $20,000 per year and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution, and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $3.1 million, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States.

On April 17, 2020, the Company entered into an Agreement with Foundation effective April 1, 2020. Pursuant to the terms of the Agreement, the Foundation granted the Company an exclusive for human use a royalty bearing license to practice under certain patent rights, including a patent and a patent application covering antiviral compounds against coronaviruses and norovirus, and related know-how, to make and sell therapeutic, diagnostic and prophylactic products.

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $110,000 and an annual license maintenance fee in the amount of $20,000 per year for the first seven (7) years and $50,000 per year thereafter and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $4,150,000, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. As of December 31, 2020 no milestone payments were due under the agreement.

The Agreement will remain in effect until the expiration of the patent rights covered by the Agreement, unless earlier terminated pursuant to customary terms.

10. Income Taxes

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

Significant components of the Company’s deferred income taxes at December 31, 2020 and 2019 are shown below (table in thousands):

	2020	2019
Deferred tax assets:
Net operating loss carryforwards (i)(ii)	$17,240	$15,406
Compensation	837	762
Research and development tax credits (iii)	2,182	1,996
Other	311	121
Total deferred tax assets	20,570	18,285

Deferred tax liabilities:
Property and equipment	(20)	(9)
Other	(107)	-
Total deferred tax liabilities	(127)	(9)

Total deferred taxes, net	20,443	18,276
Valuation allowance	(20,443)	(18,276)

Deferred tax liability, net	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carryback period of certain losses to five years, and increasing the ability to deduct interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2021 and December 2022 and enhanced small business loans to assist business impacted by the pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. The Company does not anticipate a material impact of the Consolidated Appropriations Act on its tax provision or financial position.

At December 31, 2020, the Company has federal and state net operating losses (“NOL”) carryforwards of approximately $80,700,000 and $2,000,000, respectively. The federal and Florida NOL generated after 2017 of $19,100,000 and $2,000,000, respectively, will carryforward indefinitely. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous income, or can be carried forward indefinitely to offset 100% of the taxable income for the tax year 2020 and 80% of the taxable income for the tax years 2021 and thereafter. The federal NOL carryforwards begin to expire in 2026

At December 31, 2020, the Company had federal and state capital loss carryforwards of approximately $2,200,000 that expire in 2028.

At December 31, 2020, the Company had federal and state capital loss carryforwards of approximately $1,070,000 that expire in 2023.

The above NOL carryforward and the research tax credit carryforward may be subject to an annual limitation under the Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/382 analysis. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2020	2019

Statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	0%	(20.1)%
Change in valuation allowance	(22.5)%	3.1%
Other tax, credit and adjustments	1.5%	(4.0)%
Effective income tax rate	0.0%	0.0%

11. Lease Commitments

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

Prior to January 1, 2019, the Company accounted for leases under ASC 840, Accounting for Leases. Effective January 1, 2019, the Company adopted the guidance of ASC 842, Leases (“ASC 842”), which requires an entity to recognize a right-of-use asset and a lease liability for certain leases. The Company adopted ASC 842 using a modified retrospective approach. As a result, the comparative financial information has not been updated and the required disclosures prior to the date of adoption have not been updated and continue to be reported under the accounting standards in effect for those periods. The adoption of ASC 842 on January 1, 2019, resulted in the recognition of operating lease right-of-use assets of $833,000 and corresponding lease liabilities of approximately the same amount. There was no cumulative-effect adjustment to accumulated deficit. As of December 31, 2020, the unamortized right of use asset was $498,000 and total lease liabilities were $523,000, of which $178,000 was current.

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (tables in thousands):

Year Ended December 31, 2020
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statement of operations)	$228

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$227
Weighted average remaining lease term – operating leases (in years)	2.9
Average discount rate – operating leases	8.0%

The supplemental balance sheet information related to leases for the period is as follows (tables in thousands):

	At December 31, 2020	At December 31, 2019
Operating leases
Long-term right-of-use assets of which $39 relates to related party, net of amortization of $335	$498	$677

Short-term operating lease liabilities, of which $39 relates to related party	178	.177
Long-term operating lease liabilities, of which $0 relates to related party	345	523
Total operating lease liabilities	$523	$700

Year ending December 31,	(in thousands)
2019	$-
2020	-
2021	213
2022	178
2023 and thereafter	198
Total minimum operating lease payments	$589
Less: present value discount	(66)
Total operating lease liabilities	523

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility are calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2020 and 2019, approximately $74,000 and $86,000 of CAM charges for the Bothell, Washington lease were included in operating expenses in the consolidated statements of operations, respectively.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director, and a principal shareholder of the Company for the lease of its Miami office (see Note 16 – Transactions with Related Parties). The lease term is three years with an optional three-year extension. Monthly lease payments under this lease total $155,000 through September 2021. The minimum lease payments above include taxes and fees, which are expected to be approximately $9,000 annually. As of December 31, 2020, the remaining right of use asset relating to this lease was $39,000 and the remaining lease obligation was $39,000.

Rent expense, excluding capital leases and CAM charges, for 2020 and 2019 totaled $228,000 and $226,000, respectively.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021. The lease agreements have an effective interest rate of 8.00%.

Future minimum finance lease payments, by year and in aggregate, are as follows:

Year ending December 31,	(in thousands)
2020	$-
2021	44
2022	29
2023 and thereafter	7
Total minimum capital lease payments	$80

The leased lab equipment is included under property and equipment and depreciable over five years. Total assets and accumulated depreciation recognized, net, under finance leases was $92,000 and $119,000 as of December 31, 2020, respectively. Total assets and accumulated depreciation recognized, net, under finance leases was $347,000 and $75,000 as of December 31, 2019.

12. Commitments and Contingencies

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

On December 16, 2020, the United States District Court for the District of New Jersey approved the terms of the settlement of the above class action, the derivative action discussed above, and two related derivative actions. The Company paid $450,000 for its share of the total class action settlement. As for the settlement of the derivative lawsuits, on February 14, 2021, the Board of Directors of the Company approved certain corporate governance changes that the Company agreed to make pursuant to the terms of the settlement, including an amendment to its Bylaws.

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. The case has been set for trial in July, 2022.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. In Pederson II, Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. Pederson II had previously been stayed by the court, pending disposition of Pederson I. With that first lawsuit having been dismissed and appeal denied, the stay was lifted in Pederson II, and the Company and all other defendants in that case filed Motions to Dismiss the (then amended) complaint. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit, and that appeal remains pending.

On May 19, 2020, A.G.P./Alliance Global Partners (“AGP”), which had previously acted as the Company’s underwriter, placement agent and sales agent in connection with the Company’s registered and exempt equity offerings, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging violation of a lock-up provision under the Placement Agent Agreement, dated January 28, 2020 (the “Placement Agent Agreement”), by and between the Company and AGP. AGP seeks (i) damages estimated in the complaint to be in excess of $1 million and attorneys’ fees, and (ii) declaratory relief. The Company has answered the complaint and discovery has been initiated.

While the Company intends to defend itself vigorously from the claims in the aforementioned disputes, it is unable to predict the outcome of these legal proceedings. Any potential loss as a result of these legal proceedings cannot be reasonably estimated. As a result, the Company has not recorded a loss contingency for any of the aforementioned claims.

13. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense, including taxes and fees, for this location would be approximately $62,000. The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease were $57,000 for both years ended December 31, 2020 and 2019.

14. Subsequent Events

Common Stock Sales

During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM offering agreement with Wainwright for net proceeds of approximately $2,072,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2020.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2020.

48

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: See Part II, Item 8 of this report.
(2)	Exhibits: See Index to Exhibits below.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/9/18	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
10.1	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.1(a)	Amendment to 2015 Equity Incentive Plan*	DEF 14A	4/30/19	Annex A
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	Gary Wilcox Advisory Agreement*	10-K/A	4/29/16	10.16
10.4	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.5	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.6	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.7	Equity Distribution Agreement, dated July 19, 2018**	8-K	7/20/18	1.1
10.7(a)	Amendment No. 1 to the Equity Distribution Agreement	8-K	3/26/19	10.1
10.7(b)	Amended and Restated Equity Distribution Agreement, dated October 30, 2019**	8-K	10/30/19	1.1
10.7(c)	Amendment No. 1 to the Amended and Restated Equity Distribution Agreement	8-K	1/29/20	1.1
10.8	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***	10-K	4/1/19	10.12
10.9	Securities Purchase Agreement, dated March 11, 2019	8-K	3/11/19	10.1
10.10	Amendment to Equity Distribution Agreement, dated March 20, 2019	8-K	3/26/19	10.1
10.11	Placement Agency Agreement, dated January 29, 2020	8-K	1/31/20	1.1
10.12	Form of Securities Purchase Agreement**	8-K	1/31/20	10.1
10.13	Engagement Letter, dated February 26, 2020	8-K	3/4/20	10.2
10.14	Form of Securities Purchase Agreement, dated February 27, 2020**	8-K	3/4/20	10.1
10.15	Form of Securities Purchase Agreement, dated March 9, 2020**	8-K	3/13/20	10.1
10.16	License Agreement, dated February 18, 2020, between the Company and Kansas State University Research Foundation****	10-Q	5/13/20	10.7
10.17	License Agreement, dated April 19, 2020, between the Company and Kansas State University Research Foundation****	10-Q	8/6/20	10.1
10.18	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed
31.1	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				Filed
32.1	Certification of Principal Executive and Principal Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

* Represents management contracts or compensatory plan or arrangement.

** Exhibits have been omitted. The Company undertakes to furnish the omitted exhibits to the Commission upon request.

*** Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been submitted separately to the SEC.

**** Portions of this exhibit have been omitted as permitted by the rules of the SEC. The information excluded is both (i) not material and (ii) would be competitively harmful if publicly disclosed. The Company undertakes to submit a marked copy of this exhibit for review by the SEC staff, to the extent it has not been previously provided, and provide supplemental materials to the SEC staff promptly upon request.

+ This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our shareholders who make a written request to our Corporate Secretary at Cocrystal Pharma, Inc., 19805 N. Creek Parkway Bothell, WA 98011.

Item 16. Form 10-K Summary

Not applicable.

49

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.

March 17, 2021	By:	/s/ Gary Wilcox
Gary Wilcox Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Gary Wilcox	Chief Executive Officer and Chairman (Principal	March 17, 2021
Gary Wilcox	Executive Officer)

/s/ Phillip Frost	Director	March 17, 2021
Phillip Frost

/s/ Roger Kornberg	Director	March 17, 2021
Roger Kornberg

/s/ Steven Rubin	Director	March 17, 2021
Steven Rubin

/s/ Anthony Japour	Director	March 17, 2021
Anthony Japour

/s/ James Martin	Chief Financial Officer (Principal Financial and	March 17, 2021
James Martin	Accounting Officer)

50