Form 10-Q
period 2021-03-31
Cocrystal Pharma, Inc.
filed 2021-05-17
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of May 14, 2021, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was 97,468,755.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$33,278	$33,010
Restricted cash	50	50
Accounts receivable	-	556
Prepaid expenses and other current assets	363	399
Total current assets	33,691	34,015
Property and equipment, net	571	591
Deposits	46	46
Operating lease right-of-use assets, net (including $25 and $39 to related party)	451	498
Goodwill	19,092	19,092
Total assets	$53,851	$54,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,194	$1,080
Current maturities of finance lease liabilities	36	39
Current maturities of operating lease liabilities (including $25 and $39 to related party)	167	178
Derivative liabilities	60	61
Total current liabilities	1,457	1,358
Long-term liabilities:
Finance lease liabilities	28	34
Operating lease liabilities	308	345
Total long-term liabilities	336	379
Total liabilities	1,793	1,737
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 100,000 shares authorized as of March 31, 2021 and December 31, 2020; 71,469,000 and 70,439 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	72	71
Additional paid-in capital	299,632	297,342
Accumulated deficit	(247,646)	(244,908)
Total stockholders’ equity	52,058	52,505
Total liabilities and stockholders’ equity	$53,851	$54,242

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenues:
Collaboration revenue	$-	$461
Operating expenses:
Research and development	1,577	1,283
General and administrative	1,161	1,139
Total operating expenses	2,738	2,422

Loss from operations	(2,738)	(1,961)
Other (expense) income:
Interest expense, net	(1)	(2)
Change in fair value of derivative liabilities	1	(27)
Total other expense, net	-	(29)
Net loss	$(2,738)	$(1,990)
Net loss per common share, basic and diluted	$(0.04)	$(0.05)
Weighted average number of common shares outstanding, basic and diluted	71,248	41,662

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	70,439	$71	$297,342	$(244,908)	$52,505
Stock-based compensation	-	-	219	-	219
Sale of common stock, net of transaction costs	1,030	1	2,071	-	2,072
Net loss	-	-	-	(2,738)	(2,738)
Balance as of March 31, 2021	71,469	$72	$299,632	$(247,646)	$52,058

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	35,150	$36	$260,932	$(235,260)	$25,708
Stock-based compensation	-	-	107	-	107
Sale of common stock, net of transaction costs	16,991	17	16,589	-	16,606
Net loss	-	-	-	(1,990)	(1,990)
Balance as of March 31, 2020	52,141	$53	$277,628	$(237,250)	$40,431

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net loss	$(2,738)	$(1,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	45	30
Amortization of right of use assets	47	44
Stock-based compensation	219	107

Payments on operating lease liabilities	(48)	(44)
Change in fair value of derivative liabilities	(1)	27
Changes in operating assets and liabilities:
Accounts receivable	556	-
Prepaid expenses and other current assets	36	(33)
Deposits	-	11
Accounts payable and accrued expenses	114	(340)
Net cash used in operating activities	(1,770)	(2,188)

Investing activities:
Purchases of property and equipment	(25)	(93)
Net cash used in investing activities	(25)	(93)

Financing activities:
Payments on finance lease liabilities	(9)	(57)
Proceeds from sale of common stock, net of transaction costs	2,072	16,606
Net cash provided by financing activities	2,063	16,549

Net increase in cash and restricted cash	268	14,268
Cash and restricted cash at beginning of period	33,060	7,468
Cash and restricted cash at end of period	$33,328	$21,736

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a clinical stage biopharmaceutical company incorporated in Delaware, has been developing novel technologies and approaches to create first-in-class or best-in-class antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2021, the Company has primarily funded its operations through equity offerings.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2020 filed on March 17, 2021 (“Annual Report”).

Principles of Consolidation

The consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: RFS Pharma, LLC, Cocrystal Discovery, Inc. and Cocrystal Merger Sub, Inc. Intercompany transactions and balances have been eliminated.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2021 and December 31, 2020, our primary operating account held approximately $33,278,000 and $33,010,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At March 31, 2021 and December 31, 2020, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company’s derivative liabilities are considered Level 2 measurements.

Goodwill

In November 2014, goodwill was recorded in connection with the acquisition of RFS Pharma.

We evaluate goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, we may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of the reporting unit’s goodwill is less than its carrying value, we then would proceed with the quantitative impairment test to compare the fair value to the carrying value and record an impairment charge if the carrying value exceeds the fair value.

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

At March 31, 2021, the Company had goodwill of $19,092,000. The Company completed its annual impairment test in November 2020, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods were less than the carrying value as of December 31, 2020; therefore, management did not consider goodwill to be impaired.

Based on management’s assessment at March 31, 2021, no further impairment of Goodwill is required.

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

The Company recognized revenue for the three months ended March 31, 2020 of $461,000. There was no such revenue during the period ended March 31, 2021. As of December 31, 2020, there was a receivable of $556,000 from Merck, which was collected during the quarter ended March 31, 2021. As of March 31, 2021, accounts receivable of $0 was due from Merck.

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

As of March 31, 2021, the Company assessed its income tax expense based on its projected future taxable income for the year ended December 31, 2021 and therefore recorded no amount for income tax expense for the three months ended March 31, 2021. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2020 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2021	2020
Outstanding options to purchase common stock	1,773	923
Warrants to purchase common stock	243	243
Total	2,016	1,166

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2021, and December 31, 2020, property and equipment consists of (in thousands):

	March 31, 2021	December 31, 2020
Lab equipment (excluding equipment under finance leases)	$1,517	$1,498
Finance lease right-of-use lab equipment, net	86	92
Computer and office equipment	127	120
Total property and equipment	1,730	1,710
Less: accumulated depreciation and amortization	1,159	1,119
Property and equipment, net	$571	$591

Total depreciation and amortization expense were approximately $45,000 and $30,000 for the three months ended March 31, 2021 and 2020 respectively, which includes amortization expense of $6,000 and $17,000 for the three months ended March 31, 2021 and 2020, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2021	December 31, 2020
Accounts payable	$748	$657
Accrued compensation	142	126
Accrued other expenses	304	297
Total accounts payable and accrued expenses	$1,194	$1,080

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of March 31, 2021, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 71,469,000 and 70,439,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

On January 31, 2020, the Company closed on a registered direct public offering of its common stock totaling, 3,492,063 shares of common stock at a purchase price per share of $0.63 for aggregate net proceeds to the Company of approximately $1.5 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

On February 28, 2020, the Company closed on a registered direct public offering of its common stock totaling 8,461,540 shares of common stock at a purchase price per share of $1.30 for aggregate net proceeds to the Company of approximately $10.1 million, after deducting fees payable to the placement agent and other estimated offering expenses payable by the Company.

On March 10, 2020, the Company closed on a registered direct public offering of its common stock totaling 5,037,038 shares of common stock at a purchase price per share of $1.35 for aggregate net proceeds to the Company of approximately $5.0 million, after deducting fees payable to the placement agent, lock-up settlement fee and other estimated offering expenses payable by the Company.

On July 1, 2020, the Company entered into an At-The-Market Offering Agreement (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of common stock under the ATM Agreement and received net proceeds of approximately $2,072,000.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan has expired and the Company no longer issues any awards under the 2007 Plan. As of March 31, 2021, there are 65,456 of outstanding incentive stock options granted under the 2007 Plan that are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 5,000,000 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of March 31, 2021, 2,263,000 options remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the three months ended March 31, 2021 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2020	2,263	1,780	$2.53	$29
Exercised	-	-	-	-
Granted	-	-	-	-
Cancelled	-	(7)	$4.50	-
Balance at March 31, 2021	2,263	1,773	$2.52	57

The Company did not grant any options during the three months ended March 31, 2021, nor the three months ended March 31, 2020.

The Company accounts for share-based awards to employees and nonemployees directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2021 and 2020, equity-based compensation expense recorded was $219,000 and $107,000, respectively.

As of March 31, 2021, there was approximately $1,219,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.1 years. For options granted and outstanding, there were 1,773,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $57,000, a weighted average exercise price of $2.52 and weighted average remaining contractual term of 8.12 years at March 31, 2021. For vested and exercisable options, outstanding shares totaled 583,000, with an aggregate intrinsic value of $906. These options had a weighted average exercise price of $4.25 per share and a weighted-average remaining contractual term of 6.68 years at March 31, 2021.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2021 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2021 of $1.39 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	March 31, 2021	March 31, 2020
Stock options issued and outstanding	1,773	923
Shares authorized for future option grants	2,263	3,596
Convertible notes	-	-
Warrants outstanding	243	243
Total	4,279	4,762

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2021 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2020	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2021	84	26	133	243
Expiration date:	October 27, 2022	October 24, 2023	January 16, 2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2021:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	2.6	2.8
Cumulative volatility	124.57%	121.00%
Risk-free rate	0.14%	0.16%
Value	$0.37	$0.39

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2020:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	2.8	3.0
Cumulative volatility	119.18%	116.65%
Risk-free rate	0.16%	0.18%
Value	$0.36	$0.38

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

8. Licenses and Collaborations

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck funds research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal is eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause.

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

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2021 and January 31, 2024, respectively. For operating leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 2.7 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2021 (in thousands):

2021 (excluding the three months ended March 31, 2021)	$155
2022	178
2023	183
Thereafter	15
Total operating lease payments	531
Less: present value discount	(56)

Total operating lease liabilities	$475

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2021 and 2020, approximately $19,000 and $20,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

For the three months ended March 31, 2021 and 2020, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $57,000 and $44,000, respectively.

Finance Leases

In November 2018, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $1,000 payable through November 21, 2021. In April, 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 1.8 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of March 31, 2021 (in thousands):

2021 (excluding the three months ended March 31, 2021)	$32
2022	29
2023	7
Total finance lease payments	68
Less: present value discount	(4)
Total finance lease liabilities	$64

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of March 31, 2021, total right-of-use lab equipment and accumulated depreciation recognized under finance leases is $211,000 and $125,000, respectively, and depreciation expense for the three months ended March 31, 2021 was $6,000. As of December 31, 2020, total right-of-use assets lab equipment exchanged for finance lease liabilities was $211,000 and accumulated depreciation for lab equipment under finance leases was $119,000.

At March 31, 2021, the aggregate outstanding balance of finance lease liabilities, current and long-term, is $64,000 and the Company expects to pay future interest charges of $4,000 over the remaining finance lease terms. For the three months ended March 31, 2021, the Company paid $9,000 and $1,000 in principal and interest, respectively, totaling financing cash out flows of $9,000, net of interest expense, for amount included in the measurement of lease liabilities for finance leases. At December 31, 2020, the aggregate outstanding balance of finance lease liabilities, current and long-term, was $74,000 and the Company expects to pay future interest charges of $7,000 over the remaining finance lease terms. For the three months ended March 31, 2020, the Company paid $57,000 and $2,000 in principal and interest, respectively, totaling financing cash out flows of $57,000, net of interest expense, for amount included in the measurement of lease liabilities for finance leases.

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

10. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The operating lease term is three years with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $15,000 and $14,000 for the three months ended March 31, 2021 and 2020, respectively.

11. Subsequent Events

On May 4, 2021, the Company entered into an underwriting agreement with Wainwright, pursuant to which the Company agreed to issue and sell 26,000,000 shares of the Company’s common stock at a public offering price of $1.54 per share, less underwriting discounts and commissions. The Company received approximately $36.4 million in net proceeds from the Offering, after deducting underwriting discounts and offering expenses. The Offering closed on May 7, 2021.

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

Research and Development Update

During the three months ended March 31, 2021, the Company focused its research and development efforts primarily in three areas:

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

In January 2021, we announced that we completed all research obligations under the Collaboration Agreement, and that Merck is now solely responsible for further development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise. Merck is continuing development of the compounds under the terms of our Collaboration Agreement.

Coronavirus

In December 2020 we announced the selection of CDI-45205 as the lead compound for further development against coronaviruses including SARS-CoV-2, that causes COVID-19.

CDI-45205 was one of the broad-spectrum protease inhibitors that were obtained from Kansas State University Research Foundation (“KSURF”) under an exclusive license agreement announced in April 2020. That agreement provides Cocrystal with an exclusive, royalty-bearing license to develop and commercialize therapeutic, diagnostic and prophylactic products against coronaviruses, caliciviruses and picornaviruses based on antivirals discovered by KSURF. See “Collaborations – Kansas State University Research Foundation.” The Company believes these protease inhibitors have the ability to convert the inactive SARS-CoV-2 polymerase replication enzymes into an active form. CDI-45205 showed good bioavailability in mouse and rat pharmacokinetic studies via intraperitoneal injection, and also no cytotoxicity against a variety of human cell lines.

The Company recently demonstrated a strong synergistic effect with the FDA-approved COVID-19 medicine remdesivir. Additionally, a proof-of-concept animal study demonstrated that daily injection of CDI-45205 exhibited favorable in vivo efficacy in MERS-CoV-2 infected mice. The Company has initiated scale-up synthesis and process chemistry development. We are working toward pre-IND status with CDI-45205.

In addition to CDI-45205, the Company has leveraged its antiviral development expertise by using its proprietary technology and drug discovery platform to launch two additional COVID-19 programs, novel SARS-CoV-2 3CL protease inhibitors and replication inhibitors. The Company anticipates identifying another SARS-CoV-2 preclinical 3CL lead for oral administration this year.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase and protease inhibitors using the Company’s proprietary structure-based drug design technology platform. In addition, we now have exclusive rights to norovirus protease inhibitors for use in humans obtained in the license from Kansas State University Research Foundation (see under Collaborations below). We expect to complete proof-of-concept animal study in the second quarter of 2021.

Results of Operations for the Three Months Ended March 31, 2021 compared to the Three Months Ended March 31, 2020

Revenue

There was no revenue during the three months ended March 31, 2021, compared with $461,000 for the three months ended March 31, 2020. The revenue in 2020 was from the Collaboration Agreement with Merck that has transitioned from reimbursed research and development at the Company to Merck for continued evaluation for clinical development (See Note 8 – Licenses and Collaborations in the notes to the condensed consolidated financial statements under Item I, above, for more information). We do not expect to generate any revenues in 2021, except to the extent we receive any milestone payments under our Collaboration Agreement.

Research and Development Expense

Research and development expense consist primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended March 31, 2021 and 2020 were $1,577,000 and $1,283,000, respectively. The increase of $294,000 was primarily due increases in COVID-19 and Influenza programs. We expect research and development expenses to continue increase in 2021 due to advancing our influenza, coronavirus and norovirus programs.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2021 and 2020 were approximately $1,161,000 and $1,139,000, respectively. The increase of $22,000 was primarily due to insurance and professional fees. We anticipate professional fees will be reduced in the second quarter of 2021 as a result of settling certain previously disclosed class action litigation.

Interest Expense, Net

Interest expense for the three months ended March 31, 2021 and 2020 were approximately $1,000 and $2,000, respectively. The interest amounts represent interest incurred on finance leased lab equipment in 2020. Interest income was negligible for the three months ended March 31, 2021 and 2020.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the three months ended March 31, 2021 and 2020 was $1,000 and $(27,000), respectively.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2021. The Company’s effective income tax rate was 0.0% for the three-months ended March 31, 2021 and 2020. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, for the three months ended March 31, 2021, the Company had a net loss of approximately $2,738,000 compared with a net loss of approximately $1,990,000 for the same period in 2020.

Liquidity and Capital Resources

Net cash used by operating activities was $1,770,000 for the three months ended March 31, 2021 compared with net cash used by operating activities of $2,188,000 for the same period in 2020. This was primarily due to reduction of expenditures related to the Collaboration Agreement with Merck during the three months ended March 31, 2021 as the program transitioned expenditures to Merck.

Net cash used for investing activities was approximately $25,000 for the three months ended March 31, 2021 compared with $93,000 net cash used for the same period in 2020. For the three months ended March 31, 2021 the level of investments decreased compared to March 31, 2020 due to finalization of laboratory expansion.

Net cash provided by financing activities totaled $2,063,000 for the three months ended March 31, 2021 compared with $16,549,000 for the same period in 2020. This decrease was primarily due to sufficient capital needs during the three months ended March 31, 2021, which resulted in reduced equity offerings as compared to the three months ended March 31, 2020.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $33,278,000 cash on March 31, 2021 and subsequently received net proceeds of approximately $36.4 million on May 7, 2021 following the closing of an underwritten public offering (see Note 11 Subsequent Events). The Company believes this is sufficient to maintain planned operations for more than the next 12 months.

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

Historically, public and private equity offerings have been our principal source of liquidity. During the three months ended March 31, 2021 and subsequent, the Company closed the following offerings of its Common Stock.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000.

On May 4, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, pursuant to which the Company agreed to issue and sell 26,000,000 shares of the Company’s common stock at a public offering price of $1.54 per share, less underwriting discounts and commissions (the “Offering”). The Company received approximately $36.4 million in net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses. The Offering closed on May 7, 2021.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs, including the planned initiation of the Phase 1 Influenza A study in the third quarter of 2021, the expected identification of an additional SARS-CoV-2 preclinical 3CL lead for oral administration in 2021, the anticipated completion of proof-of-concept animal study in our norovirus program in the first half of 2021, our expectations regarding future operating results, and future liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties the impact of the COVID-19 pandemic on our Company, our partners, and on the national and global economy, including supply chain disruptions and other business interruptions, our ability to proceed with our programs, the achievement by Merck of certain milestones under the Collaboration Agreement, our ability to successfully identify, enter into and maintain additional strategic collaborations for further development of our product candidates, future results of planned research and, if successful, clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, and any additional costs related to unfavorable future outcome of pending litigation or any unanticipated claims. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2020. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2020, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates

Goodwill. As of March 31, 2021, the Company had a goodwill of $19,092,000. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more. The Company’s last annual impairment assessment was on November 30, 2020.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2021 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2021. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

Cocrystal Pharma, Inc.

Dated: May 17, 2021	By:	/s/ Gary Wilcox
Gary Wilcox
Chief Executive Officer
(Principal Executive Officer)

Dated: May 17, 2021	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

