Form 10-K
period 2021-12-31
Cocrystal Pharma, Inc.
filed 2022-03-23
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2021, was approximately $116,398,000.

The number of shares outstanding of the registrant’s common stock, as of March 23, 2022, was approximately 97,469,000 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective, and convenient to administer. We have identified promising discovery, preclinical and clinical stage antiviral compounds for unmet medical needs caused by coronavirus, influenza virus, hepatitis C virus (“HCV”), and norovirus infections.

The Company operates in one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential viral replication function of RNA viruses causing acute and chronic viral diseases. Our goals include treating influenza virus, coronavirus, and norovirus infections by discovering and developing drug candidates targeting the viral replication process. Additionally, one of our goals is to decrease the duration of HCV therapy by advancing our drug candidate targeting the HCV RNA-dependent RNA polymerase enzyme through partnerships and/or licensing activities. In the case of coronavirus antiviral therapeutics, we target replication enzymes and proteases that are required for the viral replication and transcription. To discover and design these inhibitors, we use a proprietary platform comprising computational chemistry, medicinal chemistry, X-ray crystallography and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our structure-based drug design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that may cause undesirable clinical side effects. The successful application of our approach requires an extensive knowledge of viruses and drug targets. In addition, knowledge and experience in the fields of structural biology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist and Chairman of both our Scientific Advisory Board and Board of Directors, in addition to a recipient of the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on the highly conserved regions of the viral enzymes and inhibitor-enzyme interactions at the atomic level. Additionally, we have developed proprietary chemical libraries consisting of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We will continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

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

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies. In the COVID-19 pandemic mutated viruses have been identified and sequenced demonstrating that the potential for resistance to current drugs and reduced effectiveness of vaccines is already present. For example, the Omicron variant which arose as the dominant strain of COVID-19 in late 2021 until it diminished in the winter of 2022 has displayed increased resistance to available vaccines and treatments, resulting in the limitation or suspension of emergency use authorizations by the FDA for certain therapeutic products.

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

Research and Development Update

During the year ended December 31, 2021 the Company focused its research and development efforts primarily in three areas:

Influenza infections

We have several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, was selected as a preclinical lead for influenza A. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic and drug resistance profiles. We have received regulatory clearance to initiate a Phase 1 clinical trial for this product candidate in Australia, and began enrollment of subjects in March 2022.

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

CDI-45205 was one of the broad-spectrum protease inhibitors that were obtained from Kansas State University Research Foundation (“KSURF”) under an exclusive license agreement announced in April 2020. That agreement provides Cocrystal with an exclusive, royalty-bearing license to develop and commercialize therapeutic, diagnostic and prophylactic products against coronaviruses, caliciviruses and picornaviruses based on antivirals discovered by KSURF. See “Collaborations – Kansas State University Research Foundation.” The Company believes these protease inhibitors have the ability to convert the inactive SARS-CoV-2 polymerase replication enzymes into an active form. We are working toward pre-Investigational New Drug application (“IND”) status with CDI-45205 with the goal of commencing a Phase 1 clinical study in 2022. To this end, in January 2022 we received guidance from the U.S. Food and Drug Administration (the “FDA”) for further development of CDI-45205 in response to the Company’s pre-IND briefing package that was submitted in 2021.

We are also developing COVID-19 replication inhibitors using our drug discovery platform and continued to work towards developing such additional COVID-19 inhibitors with novel mechanism of action in 2021. In January 2022 we announced the selection of two investigational novel antiviral drug candidates, CDI-988 and CDI-873, for further development as oral treatments for SARS-CoV-2. The Company intends to initiate a first-in-human trial with one selected candidate as soon as possible in 2022. Although CDI-988 and CDI-873 are chemically differentiated, both exhibited superior in vitro potency against SARS-CoV-2 with activity maintained against recent variants of concern, including Omicron. In preclinical studies, both candidates demonstrated a favorable safety profile and pharmacokinetic properties supportive of daily oral dosing.

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

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments osteltamivir phosphate (Tamiflu(R)) and zanamavir (Relenza(R)), baloxavir marboxil (Xofluza®) have appeared, and in some cases predominate. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to Tamiflu. These drugs target viral neuraminidase enzymes, which are not highly conserved between viral strains. In fact, different influenza virus strains such as H1N1 and H5N1 are named according to their respective differences in hemagglutinin (H) and neuraminidase (N).

The Company has several preclinical candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, was selected as a preclinical lead and our Phase 1 study is currently ongoing. This candidate binds to a highly conserved PB2 site of the influenza polymerase (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains, and Tamiflu-resistant, Xofluza-resistant strains, and has a favorable pharmacokinetic profile. In addition to Tamiflu, an approved antiviral product candidate that is a competitor for the Company’s influenza programs, S-033188, being developed by Shionogi/Roche. S-033188 was approved as Xofluza in Japan on February 23, 2018, and in the US as baloxavir marboxil (trade name Xofluza®) on October 24, 2018. See “Item 1 – Business – Research and Development Update – Influenza” for more information. Xofluza-resistant strains emerged in both the US and Japan within several months of Xofluza being on the market.

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains.

As a global pandemic with 402,044,502 COVID-19 confirmed cases globally, including 5,770,023 deaths, as of February 10, 2022, according to the data reported by the World Health Organization (“WHO”). The COVID-19 pandemic and the measures taken by the federal, state and foreign governments to stop the spread of the virus have caused a significant disruption to the U.S. and global economy.

Coronaviruses (CoV) are a large family of RNA viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. The incubation period for SARS-CoV-2 is believed to be within 14 days after exposure, with most illness occurring within about 5 days after exposure. SARS-CoV-2, like other RNA viruses, is prone to mutate over time, resulting in the emergence of multiple variants. Adaptive mutations in the viral genome can alter the virus’s pathogenic potential. Even a single amino acid exchange can drastically affect a virus’s ability to evade the immune system and complicate the vaccine and antibody therapeutics development against the virus. Based on the recent epidemiological update by the WHO, five SARS-CoV-2 VOCs (variants of concern) have been identified since the beginning of the pandemic. Also, as demonstrated in Delta and Omicron variants, some variations allow the virus to spread more easily and make it resistant to the treatments and vaccines.

On October 22, 2020, FDA approved the antiviral drug Veklury (remdesivir) for the treatment of COVID-19 requiring hospitalization. Remdesivir is a nucleotide prodrug that inhibits viral replication and was previously evaluated in clinical trials for Ebola treatment in 2014. In addition to Veklury, the FDA has recently issued emergency authorization use on several antibody and antiviral therapeutics. We are aggressively pursuing the development of novel antiviral compounds for the treatment of coronavirus infections using our established proprietary drug discovery platform. By targeting the viral replication enzymes and protease, we believe it is possible to develop an effective treatment for all coronavirus diseases including COVID-19, Severe Acute Respiratory Syndrome (SARS), and Middle East Respiratory Syndrome (MERS) - coronaviruses.

Hepatitis C: A large competitive market with opportunity for shorter treatment regimens.

HCV is a highly competitive and changing market. Currently, the standard treatment varies with the genotype of the HCV infection. Prior to late 2013, treatment included peginterferon alpha and ribavirin, along with a protease inhibitor (either telaprevir, boceprevir, or simeprevir). In late 2013, sofosbuvir, a drug belonging to a new class of drugs called “nucleoside analogs” or “Nucs,” was approved to treat HCV. In patients infected with HCV genotype 1 (the most common HCV genotype in the US), sofosbuvir was administered in combination with peginterferon alpha and ribavirin. In patients with HCV genotypes 2 and 3, however, sofosbuvir could be effectively administered in combination with ribavirin, without the need for peginterferon alpha. Since 2014, several new combinations of direct-acting antiviral agents (“DAAs”) have been approved for the treatment of HCV infection. These include Harvoni (sofosbuvir/ledipasvir) 12 weeks of treatment, Viekira Pak (ombitasvir/paritaprevir/ritonavir, dasabuvir) 12 weeks of treatment, Epclusa (sofosbuvir/velpatasvir) 12 weeks of treatment, Zepatier (elbasvir/grazoprevir) 12 weeks of treatment and Mavyret (glecaprevir/pibrentasvir) 8 weeks of treatment. We believe the next improvements in HCV treatment will be ultra-short combination oral treatments of four to six weeks, the goal of our program.

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

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company completed a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. Patient enrollment has been completed in the Phase 2b and the final study report filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” for more information.

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

In our HCV program, our patent portfolio consists of several patent families, with granted patents in the U.S. and Europe, as well as China, Canada, Eurasia, Japan, and Singapore. Applications are pending in numerous other jurisdictions.

In our Influenza A program, our patent portfolio consists of several patent families, including two pending international (PCT) applications and two families of pending applications in the U.S. and various foreign countries.

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

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 in January 2019 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Other than the initial upfront payment, to date we have not received any payments under this Collaboration Agreement.

The Collaboration Agreement operates under a Research Operating Plan (ROP) which includes goals for both organizations. In January 2021, the Company announced it had completed all research obligations under the Collaboration Agreement, and that Merck is now solely responsible for further development of the influenza A/B antiviral compounds that were discovered in the collaboration using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise.

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

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We face worldwide competition from larger biotechnology and pharmaceutical companies, universities and other academic or research institutions and government agencies that are developing and commercializing pharmaceutical products similar to our product candidates that target the viruses we are seeking to treat. We know of several companies that have marketed or are developing products for the treatment of influenza, coronavirus and HCV, including Roche, Gilead Sciences, Inc. (“Gilead”), Merck, Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co., Shionogi/Roche and Abbvie, Inc. Their products are widely considered effective. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies such as Pfizer Inc., Moderna, Inc., Janssen Pharmaceuticals, Inc., and academic institutions have been conducting research aimed at development of an effective treatment for, or a vaccine against, COVID-19. A number of vaccines and treatments for COVID-19 have been commercialized under the FDA’s emergency use authorization. At least one treatment and two vaccines for COVID-19 have also received FDA approval. Many of the companies developing products for the viral diseases that are the focus of our programs have substantially greater financial resources, including government funding, expertise and capabilities than we do and have existing products in significantly more advanced stages of development. Additionally, viral mutations can lead to new strains or variants of a virus that may be more resistant to products we develop when compared to those of competitors. See “Risk Factors” for more information on the risks we face with respect to our competition.

To date, we have not fully developed, received regulatory approval for or commercialized any of our product candidates. Our ability to compete will depend, to a great extent, on the speed in which we and our collaborators can develop safe and effective product candidates, complete clinical testing and regulatory approval processes, and coordinate with third parties to produce and distribute the resulting products in sufficient commercial quantities to create and maintain a market for such products at favorable costs and prices. If we do complete development of and obtain regulatory approval to market any product candidate, we anticipate that the competition we would face with respect to such product would be based on a combination of a number of factors including efficacy, safety, reliability, availability, price, patent position, and other factors.

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

In addition to the U.S. requirements such as those enforced by the FDA with respect to safety and efficacy of research, testing, development and production, we also must comply with applicable laws and regulations of any foreign jurisdictions in which we operate. For example, our Phase 1 trial currently underway in Australia in 2022 for CC-42344, our lead Influenza A product candidate, causes us to be subject to the Australian government’s laws and regulations pertaining to the research and development, including clinical testing on human subjects, of therapeutic product candidates. Our presence in Australia will also subject us to more general laws applicable to operations abroad, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and comparable legislation and regulation in foreign jurisdictions. Generally speaking, the FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Further, because of our anticipated reliance on one or more CROs and CMOs with respect to our research and development activities both in the U.S. and in foreign jurisdictions, we may have limited control over compliance with such requirements in certain instances.

With respect to coronavirus-related products as of the date of this Report, with the exception of Veklury (remdesivir), an antiviral drug commercialized by Gilead, no treatment has been approved by the FDA for COVID-19 symptoms. Instead, most existing treatments for COVID-19 that are or have been offered by competing companies have been made available under the FDA’s emergency use authorization. The FDA has, however, reduced or removed many of these authorizations, including for treatments using monoclonal antibodies such as the REGEN-COV treatment commercialized by Regeneron Pharmaceuticals, Inc., due to waning efficacy against symptoms caused by the Omicron variant of the virus which until recently was the dominant strain. As the foregoing description demonstrates, our coronavirus programs and any product candidates that we may develop therefrom are subject to uncertainty as to the FDA’s actions, which are in turn inherently unpredictable given the unpredictable nature of the virus and its mutations, as well as their effects on treatment compounds.

Human Capital

As of December 31, 2021, we employed 13 full-time employees. Of these full-time employees, ten are engaged in research and development activities. In addition, we have contracts with CROs, CMOs and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs, including in both pre-clinical and clinical studies for our product candidates.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

●	We have incurred significant losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.

●	We have no history of commercializing products.

●	We will need additional funding to pursue our business objectives, including to eventually commercialize our product candidates if we complete research and development efforts and receive the required regulatory approvals for a product candidate in the future.

●	We allocated a significant amount of time and resources into developing a treatment for COVID-19, and these efforts may ultimately be unfruitful.

●	Our business and operations may be adversely affected by the evolving and ongoing COVID-19 pandemic.

●	The regulatory approval processes of the FDA and other government authorities are lengthy, time consuming and inherently unpredictable.

●	If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, our business will be harmed.

●	Even if we do commercialize one or more products, most pharmaceutical products that achieve commercialization still do not recoup their cost of capital.

●	We face uncertainties with respect to the potential for new United States healthcare legislation which may lead to reduced pricing, among other things.

●	The cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all.

●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials or an ability to ultimately receive approval from the FDA.

●	We may not be successful in our efforts to research, develop, or in-license or acquire product candidates.

●	We face intense competition, which may limit or eliminate our commercial prospects with respect to product candidates.

●	We rely on third parties to research, develop and commercialize certain product candidates, and such third parties may not perform satisfactorily or act in our best interests.

●	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in the market.

●	We may become subject to expensive intellectual property litigation to enforce our intellectual property rights or defend against claims asserted by others.

●	Our common stock may be delisted if we fail to meet and maintain Nasdaq’s minimum bid price requirement, including regaining compliance in connection with our current closing bid price deficiency which we are required to remedy by May 16, 2022 absent an extension.

●	The trading price and volume of our common stock may be volatile, and could decline in which case investors could lose all or part of their investment.

Risk Factors

RISKS RELATED TO OUR BUSINESS

Our business has been and may continue to be affected by the COVID-19 pandemic, and the full extent of such impact remains uncertain.

The United States and global impact from the COVID-19 virus has had and/or will have a material adverse effect on us in a number of ways including:

●	If our scientists and other personnel (or their family members) are infected with the virus, it may hamper our ability to engage in ongoing research activities;

●	Similarly, the third parties on whom we rely have been and may in the future be adversely impacted, which can materially adversely affect our operations and financial condition. For example, beginning in 2021 our CROs have experienced serious operational issues due to the spread of the Omicron variant, and throughout the pandemic in general we have experienced delays with our CROs and CMOs arising from challenges such as facility shutdowns, personnel illness, shortages of trained scientists, local COVID-19 policies and safety measures, and supply chain issues including with animals for preclinical studies, which in each case has resulted in material delays and/or cost increases in our research and development efforts;

●	If these third parties continue to be affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research;

●	We have experienced and may in the future experience supply chain disruptions, including shortages, delays and price increases in laboratory equipment and supplies, which would impact our research activities. For example, supply shortages caused by the pandemic delayed the development of our Influenza A virus program and may impact our COVID-19 programs;

●	As a result of the continuing impact of the virus, we may fail to get access to third party laboratories which would impact our research activities;

●	We may face challenges related to restrictions and efforts to avoid further spread of the virus, in our efforts to conduct our planned clinical trials consistent with normally applicable approaches and good clinical practice standards, and although regulators including the FDA have offered guidance applicable during the COVID-19 pandemic allowing for flexibility of standards in certain areas and alternate methods of meeting trial oversight obligations (for example, via remote monitoring), the potential impact of these challenges cannot be fully predicted at this time.

●	CROs we contract with may encounter difficulties enrolling patients for our Phase 1 clinical trials or in conducting that trial due to government actions to contain the outbreak or general public concern;

●	We may fail to appropriately allocate resources or adapt to the rapidly evolving market and regulatory environment caused by the pandemic, including with respect to our efforts to develop a treatment for COVID-19;

●	As the FDA continues to focus its efforts on the pandemic, there may be material delays in our IND application for our planned Phase 1 studies; and

●	We may sustain problems due to the serious short-term and possible longer term economic disruptions and market volatility as the U.S. and global economy faces unprecedented uncertainty.

We have never generated revenue from product sales and all of our product candidates are currently in the pre-clinical and early clinical stage, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

We are a pre-clinical and early stage clinical, biopharmaceutical discovery and development company. We have initiated a Phase 1 clinical trial for our Influenza A product candidate in the first quarter of 2022, which has been delayed due to challenges with CROs arising from the recent Omicron variant of COVID-19. We also plan to commence two COVID-19 clinical trials in 2022 for product candidates. An IND is required by the FDA in order to proceed from pre-clinical to clinical trials for a product candidate. Because of the need to complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least five years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

We had an accumulated deficit of $259,093,000 from inception through December 31, 2021 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early-stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have lost $258,791,000 from inception through December 31, 2021, expect losses to continue, and have never generated revenue from product sales. It is likely that we will need to raise additional capital in the future. There can be no assurance that we will ever generate income from operations or have positive cash flow from operations.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products for foreseeable future, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	entering into collaborations with large pharmaceutical or biotechnology companies, similar to our Collaboration Agreement with Merck;

●	completing our research and preclinical development of pharmaceutical product candidates;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

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

We are still in the early stages of development of our product candidates and have no products approved for commercial sale or presently in clinical trials. As stated earlier, we initiated a Phase 1 clinical trial for our Influenza A product and also plan to initiate two COVID-19 product candidates in 2022. However, our ability to conduct clinical trials in a cost-effective manner and within the desired timeframes remains subject to uncertainties arising from COVID-19 (including the pandemic’s effect on third parties on which we rely), supply chain shortages, and potential difficulties in obtaining adequate participant enrollments. Further, developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. If we are able to advance our products through clinical trials, we may need to raise additional capital to support our operations and/or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

As we move lead compounds through toxicology and other preclinical studies, also referred to as nonclinical studies, we have and we will be required to file an IND or its equivalent in foreign countries, and as we conduct clinical development of product candidates, we may have adverse results that may cause us to consume additional capital. Our partners may not elect to pursue the development and commercialization of our product candidates subject to our respective agreements with them. These events may increase our development costs more than we expect. We may need to raise additional capital or otherwise obtain funding through strategic alliances if we initiate clinical trials for new product candidates other than programs currently partnered. We will require additional capital to obtain regulatory approval for, and to commercialize, product candidates.

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

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

Our COVID-19 programs are in the preclinical stage and we face significant competition from major companies who have developed vaccines or COVID-19 treatments. If we fail to gain market share because our competitors develop and successfully commercialize effective COVID-19 vaccines or therapies or if we fail to obtain or maintain FDA authorization or to otherwise account for uncertainties surrounding the virus, our business and future prospects could be materially and adversely affected.

While we plan to commence IND-enabling studies for two COVID-19 products in 2022, our COVID-19 programs are still in the preclinical stage. We may be unable to produce an effective therapy in a timely manner or at all. Additionally, we are committing substantial financial and other resources to our COVID-19 program, which may negatively impact our other programs. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies and academic institutions have developed vaccines, at least two of which have FDA approval. Some competitors have also received FDA approval or emergency use authorization for the treatment of COVID-19. Some of these large pharmaceutical companies, including Pfizer, Moderna and Janssen Biotech, Inc., have obtained FDA approval for vaccines which have demonstrated high efficacy rates and are currently being distributed to the general population above the age of five, with the FDA currently reviewing applications for reducing the age for which certain vaccines are approved to six months and older. While our COVID-19 program is focused on treatment rather than prevention, widespread vaccination limits our prospects with respect to any therapeutic product candidate we develop.

Further, some of our competitors that are also developing treatments for the virus have substantially more resources, including government funding, than we do and have existing products in significantly more advanced stages of development. For example, the FDA approved remdesivir, an investigational antiviral agent developed by Gilead for the treatment of patients with COVID-19 requiring hospitalization. In addition, the FDA has issued an emergency use authorization for the investigational monoclonal antibody therapy for the treatment of mild-to-moderate COVID-19 in adult and pediatric patients. At least one other competitor is conducting a combination Phase 2/3 clinical trials for a treatment using cannabidiol to treat COVID-19 for patients with heart issues. Another competitor is conducting Phase 2 clinical trials for the treatment of “long” COVID, also known as post-COVID syndrome, for patients who experience symptoms for more than four weeks. Even if we do obtain FDA authorization for a therapeutic product, the FDA may subsequently rescind or limit such authorization as more information about the product, including its efficacy and side effects, becomes available. Further, this virus is highly mutative and a number of variants have already arisen, and any treatment we are able to develop and commercialize will therefore remain subject to the risk that a mutation will occur that produces a strain or strains of the virus to which such treatment has a diminished effect or is ineffective. For example, the recent Omicron variant of the virus is more resistant to treatments that were effective against prior variants of the virus. If we do develop a treatment that is effective against a current variant, a later variant may arise that reduces or eliminates the product’s efficacy before we are able to commercialize it. Further, if this occurs, one or more competitors’ products may be more effective against new variants than ours, resulting in a diminished market for our products. For example, on February 11, 2022, the FDA announced its emergency use authorization for bebtelovimab, a new monoclonal antibody for the treatment of COVID-19 by non-hospitalized patients, that retains activity against the Omicron variant. If we are unable to timely advance our COVID-19 program, or if we fail to gain or maintain a market share as a result of our competitors developing and successfully commercializing vaccines and effective COVID-19 therapies more quickly than we do, our business and future prospects could be materially and adversely affected.

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

Further, pursuant to the Collaboration Agreement Merck will only be obligated to make many of the milestone payments if our Influenza A/B product receives required regulatory approvals, is commercialized and net sales exceed the thresholds set forth in the Collaboration Agreement. Achieving the milestones may be difficult and time-consuming. If some or all of these goals are not achieved, we may not receive some or all of the milestone payments under the Collaboration Agreement. As of the date of this Report, none of the milestones under the Collaboration Agreement have been reached.

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

We do not expect to independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing and on third-party CROs to conduct clinical trials. This reliance can materially delay our research and developments efforts, and increase the costs of undertaking them. For example, beginning in 2021, certain of our CROs began experiencing staffing shortages and other issues due to the outbreak of Omicron cases, resulting in delays and increased costs in researching our product candidates. We have also experienced material delays and cost increases in general throughout the pandemic caused by pandemic-related difficulties faced by our CROs and CMOs. See the risk factor titled “Our business has been and may continue to be affected by the COVID-19 pandemic, and the full extent of such impact remains uncertain.” Further, any disputes that may arise from our arrangements with CROs or CMOs may result in additional unexpected expenses and force our management to allocate their limited time to seeking a resolution to the problem, which could materially adversely affect our operations.

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

Our reliance on third-party manufacturers to develop products and our anticipated reliance on third-party manufacturers to produce products we may develop in the future entail risks to which we would not be subject if we supplied the materials needed to develop and manufacture our product candidates ourselves, including:

●	the ongoing supply chain shortages;

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	discontinuation or recall of reagents, test kits, instruments, and other items used by us in the development, testing, and potential commercialization of products;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	the possibility of breach or termination or nonrenewal of manufacturing agreements with third parties in a manner that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

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

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, the drug substance, and the drug product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes must be qualified by the FDA or foreign regulatory authorities prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a New Drug Application (“NDA”) or marketing authorization supplement, which could cause further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production.

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

Since we expect to continue to rely on third parties to conduct, supervise and monitor our clinical trials, if those third parties fail to perform in a satisfactory manner and one that meets applicable regulatory, scientific and safety requirements, it may materially harm our business.

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

Our long-term success and generation of revenue will depend upon the successful development of new products from our research and development activities, including those licensed or acquired from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, the FDA indicates that approximately 70% of drugs proceed past Phase 1 studies, 33% proceed past Phase 2, and just 25%-30% proceed past Phase 3 to Phase 4 which is the final phase in the FDA review and approval process for marketing therapeutic product candidates. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenues would be adversely affected if we are delayed or unable to successfully develop our products.

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

Serious or unexpected side effects caused by an approved product could result in significant negative consequences, including the following:

●	regulatory authorities may withdraw prior approval of the product or impose restrictions on its distribution in the form of a modified risk evaluation and mitigation strategy (“REMS”) which may restrict the manner in which the product can be distributed or administered;

●	we may be required to add labeling statements, such as warnings or contraindications;

●	we may be required to change the way the product is administered or conduct additional clinical trials;

●	we may decide or be forced to temporarily or permanently remove the affected product from the marketplace;

●	we could be sued and held liable for harm caused to patients; and

●	our reputation may suffer.

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

The holder of an approved NDA must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws and are subject to FDA review.

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

Our efforts to develop our product candidates are at an early stage. To date, with two exceptions, including recently initiating a Phase 1 trial for our Influenza A product candidate in the first quarter of 2022, we have not entered other compounds into human clinical trials, We may be unable to progress our other product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us.

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

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Further, governments may in the future alter intellectual property rights in a manner adverse to us or to our third party collaborators, including actions taken at the international level. For example, a proposal has been advanced and is being considered by the World Trade Organization beginning in late 2020, which is supported by multiple countries across the globe, including the U.S., which would implement a multi-jurisdictional waiver of patent and other intellectual property rights with respect to vaccines and therapeutic products that target COVID-19 in an effort to fight the pandemic and allow for a more equal distribution of resources towards that goal. If the proposed waiver is implemented or similar actions are taken with respect to COVID-19-related products or other products in which we are or may become involved, our ability to protect the underlying intellectual property rights we rely on for such products, including those licensed from third parties, could be materially diminished or eliminated, and as a result any potential competitive advantage would be lost. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Because of the costs involved in defending patent litigation, we may in the future lack the capital to defend our intellectual property rights.

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

We depend on intellectual property licensed from third parties in one of our COVID-19 programs and termination of any of these licenses could have a material adverse effect on our business.

In one of our COVID-19 programs, we leverage the rights to preclinical leads from our two License Agreements with KSURF. See “Item 1 – Business – Research and Development Update – Coronavirus infections” for more information on these License Agreements.

We depend on the patents, know-how and other intellectual property for the development and, if approved, commercialization of our COVID-19 therapies. If these licenses are terminated, or found to be unenforceable, it could result in the loss of significant rights and could harm our ability to commercialize our future product candidates in the Coronavirus program.

The License Agreements impose certain obligations on us, including obligations to use diligent efforts to meet development thresholds and payment obligations. Failure by us to comply with such obligations may result in termination of the respective License Agreement. If KSURF terminates these License Agreements, we may not be able to proceed with that particular Coronavirus program or discover, develop or commercialize any other product candidates covered by these agreements.

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

The programs we are focusing on are in a preclinical d or early clinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

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

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. For example, the widespread distribution of COVID-19 vaccines will reduce the demand for any therapeutic product we develop to treat symptoms caused by the virus. We will not achieve our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and we may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

Under President Biden, we expect that the FDA, the Centers for Disease Control and other agencies which affect our business may increase their regulatory efforts. At the senior administrative level, new regulators with a regulatory zeal may tighten existing regulations and that approach may also be taken in the routine interactions between staff and our scientists and others. For example, in late calendar year 2021 the White House Office of Management and Budget issued the Fall 2021 Agency Rule List which contains 85 proposed and final rules that the agency plans to issue under the FDA’s purview. These rules or other regulatory developments which may occur in the future could have an adverse impact, directly or indirectly, on our operations or on the operations of our collaborators. Increased regulation and enforcement may lead to increased costs and further delays in getting approvals, which may adversely affect our business.

Pricing pressures on our drug candidates, including as the result of proposed legislative changes, may negatively impact our future results of operations.

There have been numerous legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell products profitably. President Biden has expressed support for implementing a new health plan that would rely on a “Medicare-like” public option for individuals who are not on Medicare and transition to a Medicare-for-All single payor system in the future. Among other things, such a system may seek to:

●	lower prescription prices by permitting Medicare to negotiate prices;

●	limit price increases;

●	set prices for drugs which do not have competition; and

●	permit consumers to buy prescriptions from other countries.

Additionally, in 2021 the Biden administration proposed legislation to implement a number of regulatory changes to make affordable healthcare available for a larger number of Americans, including by lowering the costs of prescription drugs. The proposal includes measures that would allow the government to negotiate prices of certain prescription drugs under Medicare and would redesign the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. These changes are subject to Congressional approval and we cannot predict what, if any, of these broad proposals or other legislation will pass.

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

We depend on principal members of our executive and research teams; the loss of whose services may adversely impact the achievement of our objectives. We are highly dependent on our President and co-Interim Chief Executive Officer, Dr. Sam Lee and our Chief Financial Officer and co-Interim Chief Executive Officer, James Martin, particularly following the passing away of our former Chief Executive Officer and Chairman of the Board, Dr. Gary Wilcox, in May 2021. We may be unable to locate a new Chief Executive Officer capable of running our company effectively, and any such individual will require high compensation in a competitive market for experienced and qualified personnel within our industry. We do not carry “key-man” life insurance on any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of March 23, 2022, we have 13 full-time employees. As our company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to managing these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida. In addition, while we do not have offices in Australia, our Influenza A Phase 1 clinical trial in Australia will depend on one or more CROs and their facilities located in Australia for the furtherance of our research and development efforts as to that product. We will also use CROs for our two planned COVID-19 clinical trials. We and third parties on which we rely are vulnerable to natural disasters such as earthquakes, tornados, severe storms, hurricanes, tsunamis, and fires, as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters or similar events, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations. See also risk factor entitled “Because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effect upon us.”

If our information technology systems are compromised, the information we store and process, including our intellectual property, could be accessed, publicly disclosed, lost or stolen, which could harm our business, relationships with strategic partners and future results of operations.

Companies are increasingly suffering damage from attacks by hackers and there is a general risk that the Russia may adopt widespread Internet hacking as a weapon in the Ukrainian war, which hacking may ultimately affect us. In the ordinary course of business, we store sensitive information, such as our intellectual property, including trade secrets and results of our clinical and preclinical research, and that of our suppliers and business partners, on a central server, and such information is transmitted via email correspondence. The secure maintenance and processing of this information is critical to our research and development activities and future operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our information technology systems and the information stored there could be accessed by third parties, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure, misappropriation or other loss of information could result in disruption of our operations, including our existing and future research collaborations, and damage our reputation, which in its turn could harm our business and future results of operations.

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

Because, we are currently non-compliant with Nasdaq’s minimum bid price requirement, it could result in delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock is listed on Nasdaq. Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. On November 16, 2021 we were notified by Nasdaq that we are not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. We have since remained non-compliant with the closing bid price requirement as our stock price has remained below $1.00 since we received the notice, and, compliance or our common stock could be delisted. We expect that Nasdaq will provide us with an extension of time to obtain stockholder approval for a reverse stock split. We are planning to hold our annual stockholder’s meeting on or about May 18, 2022. At this meeting, we plan to ask our stockholders to approve a reverse stock split in a range of one-for-4 to one-for-10 with the exact amount to be determined by our Board of Directors. In addition to the risk described below that we not receive stockholder approval, reverse splits are often perceived negatively and announcements of or implementation of a reverse splits may cause the market price of our common stock to decline.

This follows two other instances of receiving such notices in December 2019 and again in November 2020. While in the past we have been able to regain compliance without taking significant corporate actions such as a reverse stock split, if we continue to fail to meet these continued listing requirements through the May 2022 deadline Nasdaq may delist our common stock. Reverse splits require approval by stockholder who hold a majority of our voting power. Because many of our shares are held in street name and brokers do not necessarily vote unvoted shares, we may not receive approval of a reverse split. Additionally, a reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders, so if our stock price falls too low, a reverse split may not be sufficient to solve our Nasdaq non-compliance based on the minimum round lot requirement. If our common stock is delisted, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our common stock;

●	reduced liquidity with respect to our common stock;

●	a determination that our shares of common stock are a “penny stock” which will require broker-dealers trading in our common stock to adhere to more stringent rules, including being unable to solicit buyers for our common stock;

●	a limited amount of news and analyst coverage for our company; and

●	a limited ability to raise capital in the future.

RISKS RELATED TO OUR COMMON STOCK

Our stock price and trading volume has historically been volatile, and any increases in these metrics may be temporary for a number of reasons, which may cause investors to lose money.

Our stock price and trading volume is volatile, and the limited periods in which there were increases to our stock price and trading volume have historically been temporary in nature. Therefore, there can be no assurance that our stock price or trading volume will increase in the future, permanently or at all. For example, after we announced our entry into the License Agreement with the Kansas State University Research Foundation, the price of our common stock surged from $0.49 on February 21, 2020 to the closing price of $1.77 on February 26, 2020 and our daily trading volume also increased substantially during that time. After our March 6, 2020 announcement regarding the initiation of our Coronavirus program, our trading volume remained extremely high relative to the prior 12-month period. Then, from September to November 2020, our stock price hovered at or below approximately $1.00 per share before temporarily surging to $2.16 per share on November 30, 2020 with our trading volume again increasing dramatically as well. Additionally, a similar trend occurred on January 20, 2021 as our stock price abruptly increased from $1.51 per share to $2.35 per share and our trading volume increased to nearly 22 million shares after we announced the completion of our research obligations under the Merck Collaboration Agreement. However, our stock price has more recently been much lower, being below $1.00 since October 5, 2021 with a 52-week low of $0.47 as of February 14, 2022. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by the FDA of final approval of vaccines and treatments for COVID-19;

●	Announcements relating to the spread of new variants of COVID-19;

●	Announcements by competitors that they are initiating human trials of drugs to treat COVID-19;

●	Events which demonstrate that the rapid spread of COVID-19 has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	Our announcement concerning the initiation of or delay in our planned clinical trials;

●	Merck’s announcements concerning our Influenza A/B product candidate; or

●	The termination of any other factors which may have created the unusual volatility and spike in volume.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	Due to external factors such as geopolitical turmoil, inflation or other events, investors may sell our common stock to meet margin calls on other stocks or as the result of economic disruptions;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	Announcement of a reverse split or our failure to obtain stockholder approval for a reverse split;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth in any of our significant markets.

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

On January 10, 2019, Dr. Phillip Frost, one of our directors, was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933 (the “Securities Act”), future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder and participating in penny stock offerings with certain exceptions. So long as Dr. Frost is a director or until five years have passed since the injunction, the Company will be unable to rely on certain exemptions from registration including the exemptions under Rule 506 and Regulation A promulgated under the Securities Act absent a waiver issued by the Securities and Exchange Commission (the “SEC”). We have not applied for a waiver, and even if we do, the SEC may choose not to grant us a waiver. While there is a statutory exemption for private placements under Section 4(a)(2) of the Securities Act, case law creates uncertainty on establishing an exemption outside of the Rule 506 safe harbor. The absence of the Rule 506 safe harbor could adversely affect our ability to raise necessary capital in private placements. It has not and will not affect our ability to raise capital in registered public offerings.

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

While we did not incur any impairment to goodwill during the year ended December 31, 2021 and December 31, 2020, we have in prior periods, and may in the future be required to record additional impairment charges to write-off goodwill which is also related to our merger with RFS Pharma in 2014. Our stock price could be negatively impacted should future impairments of our goodwill occur.

Because of the Russian invasion of Ukraine, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

As a result of the Russian invasion of Ukraine, certain events are beginning to effect the global and United States economy including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public the capital markets and us. We cannot predict how this will affect our business but the impact may be material and adverse.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over our actions requiring stockholder approval.

As of March 23, 2022, our directors, executive officers and our former Board Chairman, and their respective affiliates, beneficially own approximately 12.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to influence or control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Dr. Raymond Schinazi, our former Board Chairman, owns approximately 7.9% of our common stock.

Dr. Schinazi and Dr. Philip Frost, a director, and certain other stockholders entered into a Stockholder Rights Agreement in November 2014. This Agreement gives each of Dr. Schinazi (together with certain other stockholders) and Dr. Frost (together with certain other stockholders) the right to designate three directors to a seven-person board of directors and together agree upon the seventh designee. In addition, our principal stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

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

During the year ended December 31, 2021 we conducted public offerings in which we issued a total of approximately 27,030,000 shares of common stock and raised a total of approximately $38,478,000 in net proceeds. While we expect that these financings will be sufficient to fund our operations through 2023 subject to the many uncertainties and risks that may rise such as those described herein, significant additional capital may be needed in the future to continue our planned operations. To the extent we have raised and continue to raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Future sales of large amounts of our common stock in the public market or a perception that such sales might occur could cause a decrease in our stock price.

As of March 23, 2022, out of approximately 97.5 million shares of common stock outstanding, approximately 79.4 million are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by our officers, directors, 10% shareholders and >5% principal shareholders, who we deem affiliates, are subject to additional restrictions as described below.

In general, Rule 144 provides that any person who is not an affiliate of the Company and has not been an affiliate for 90 days, and who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we remain subject to the Exchange Act reporting requirements and stay current in our SEC filings.

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

Additionally, as of December 31, 2021, we had approximately 2,473,000 options and 243,000 warrants outstanding that, if fully exercised, would result in the issuance of 2,716,000 shares of common stock and 7,543,000 million shares of common stock remain available for future grants under the Cocrystal Pharma, Inc. 2015 Equity Incentive Plan.

Future sales of substantial amounts of shares of our common stock in the public market, or the perception that those sales may occur, could cause the market price of our common stock to decline significantly, even if our business is performing well.

External pressures and requirements which may arise related to, environmental, social and governance (“ESG”) matters, and any undertakings or disclosure by us which may result, would expose us to numerous risks, including risks to our reputation and stock price.

Institutional and individual investors are increasingly using ESG screening criteria to determine whether certain equity securities such as our common stock should be included in their investment portfolios. In recent years, a growing number of investors, regultors, self-regulatory organizations and other stakeholders have expressed an interest in setting often-ambitious ESG goals and to require the provision of new and more robust disclosure and implementation of such goals, including progress toward the goals and other matters of interest to ESG stakeholders. In response, we may voluntarily elect or be required to adopt strategies, policies, or procedures related to ESG matters, in response to new rules or regulations, external pressures or otherwise. Any efforts we may undertake to accomplish and accurately report on ESG goals and objectives could present numerous material operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation and stock price. For example, any ESG objectives or policies we implement, be it in response to new laws, regulations or rules (including any that may in the future be implemented by the SEC or Nasdaq), actions taken by self-regulatory organizations, investors or other stakeholders, or otherwise, could cause us to expend significant capital and human resources and/or divert management’s attention from central operational matters. Further, any failure by us to accurately disclose and effectively carry out ESG undertakings, which may include forward-looking proposals based on assumptions and subject to factors beyond our control, could expose us to reputational harm, government enforcement or private litigation, and stock price and volume volatility.

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

In accordance with the provisions of our Certificate of Incorporation and the Stockholder Rights Agreement described above, our Board may issue one or more additional series of preferred stock that have more than one vote per share, so long as the Board obtains the majority approval of the stockholders who formerly held our Series A Convertible Preferred Stock, which is no longer authorized. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for stockholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

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

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act provides that state and federal courts have concurrent jurisdiction over claims to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. To date, the Delaware Supreme Court has upheld the exclusive jurisdiction provisions in certificates of incorporation for claims under the Securities Act, and the U.S. Court of Appeals for the Seventh Circuit recently held that a forum selection clause was unenforceable as to a derivative claim that was brought under the Exchange Act. Further, to date no court has ruled on the exclusive venue provision for claims under the Securities Act. Accordingly, if a stockholder files a Securities Act claim or an Exchange Act claim in a federal court and we seek to rely upon the Delaware venues, we may not be successful.

Because the choice of forum provisions in our Bylaws may have the effect of severing certain causes of action between federal and state courts, stockholders seeking to assert claims against us or any of our current or former directors, officers, other employees, agents, or stockholders, may be discouraged from bringing such claims due to a possibility of increased litigation expenses arising from litigating multiple related claims in two separate courts. Additionally, a stockholder could face uncertainty as to which jurisdiction and venue a case will ultimately be heard in, particularly given that variations in facts, circumstances and the particular provisions at issue often alter the legal analysis and judicial interpretation, which may delay, prevent or impose additional obstacles on the stockholder in such litigation. The choice of forum provisions may therefore limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for, or otherwise present obstacles and challenges in connection with, disputes with us or any of our current or former director, officer, other employee, agent, or stockholder.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have operating facilities in Bothell, Washington and Miami, Florida.

We lease approximately 9,400 square feet of office and laboratory space in Bothell, Washington under a lease agreement expiring in January 2024.

We also lease office space in Miami, Florida under a lease that expires in August 2024.

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

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. In Pederson II, Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. Pederson II had previously been stayed by the court, pending disposition of Pederson I. With that first lawsuit having been dismissed and appeal denied, the stay was lifted in Pederson II, and the Company and all other defendants in that case filed Motions to Dismiss the (then amended) complaint. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit, and on December 29, 2021 the Eighth Circuit affirmed the decision of the District Court. Thereafter, on or about January 11, 2022 Pederson sought via petition, re-hearing en banc by the Eighth Circuit, which petition remains pending.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market (“Nasdaq”) under the symbol “COCP”. As of March 23, 2022, there were approximately 434 holders of record of our common stock.

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

During fiscal year ended December 31, 2021, the following key aspects of our business advanced:

●	We raised a total of $38,505,000 in net proceeds from common-stock only public financings.

●	We announced the completion of our research obligations under the Merck Collaboration Agreement.

●	We applied for and were granted a license to conduct a phase 1 clinical trial in Australia on CC-42344, our influenza A lead product candidate.

●	Our COVID-19 programs entered the preclinical phase, after reporting encouraging preliminary efficacy data.

Results of Operations

Revenues, Operating Loss and Net Loss

As stated above, we are focused on research and development of novel medicines for use in the treatment of human viral diseases. We had revenue of $0 and $2,014,000 for the years ended December 31, 2021 and 2020, respectively. The decrease is due completion in 2020 of our research obligations under our Collaboration Agreement with Merck and resulting lack of further payments to us thereunder, as any remaining revenue will be dependent upon Merck’s efforts and to date no milestones have been reached and no royalty-bearing products have been developed since the Collaboration Agreement was executed in January 2019. For the year ended December 31, 2020 our revenues consisted of collaboration revenue, including payments for research and development activities related to our influenza A/B program and program expense reimbursements, under the Collaboration Agreement with Merck. We do not expect to generate any revenues in 2022, except to the extent we receive any milestone payments under our Collaboration Agreement. We had a net loss of $14,185,000 for the year ended December 31, 2021, compared to a net loss of $9,648,000 for the year ended December 31, 2020. The increase was primarily due to discovery costs related to COVID-19 and manufacturing costs related to the Influenza-A clinical trial. Our operating loss for the year ended December 31, 2021 was $14,221,000 compared to an operating loss of $9,586,000 in 2020.

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our ten employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $8,794,000 for the year ended December 31, 2021, compared with $6,034,000 for the year ended December 31, 2020. The increase of $2,760,000 was primarily due to increases in COVID-19 and influenza programs advancements, including in connection with the identification of preclinical leads for our COVID-19 programs, the preparation and submission of a pre-IND submission for CDI-45205, our lead COVID-19 product candidate, and the design, application and preparation for clinical trials including our Influenza A lead product candidate in Australia which trial commenced in the first quarter of 2022. We expect research and development expenses to increase in 2022 as we advance our seasonal influenza A (CC-42344) into clinical trials and progress our preclinical COVID-19 programs towards clinical development.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $5,427,000 for the year ended December 31, 2021, compared with $5,566,000 for the year ended December 31, 2020. This decrease of $139,000 was primarily due to reduced professional fees resulting from the conclusion of certain previously reported legal matters.

In the ordinary course of business, the Company entered into non-cancellable related party leases for its facilities (see Note 13 – Transactions with Related Parties in the following Consolidated Financial Statements).

Interest Income/Expense

Interest expense was $4,000 for the year ended December 31, 2021, compared to $8,000 for the year ended December 31, 2020. The interest expense in 2021 and 2020 is related to lease agreements.

Other Income/Expense

Other income (expense), net, was $36,000 for the year ended December 31, 2021 compared with ($62,000) for the year ended December 31, 2020. Other income (expense), net for the year ended December 31, 2021 and 2020 primarily consisted of a gain of $49,000 and a loss of $54,000, respectively, recognized non-cash from increases and decreases in the fair value of our derivative liabilities as our stock price fluctuated. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants increases during a period, which occurred during the year ended December 31, 2021, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.

Liquidity and Capital Resources

For the year ended December 31, 2021, net cash used in operating activities was $12,719,000, compared to net cash used in operating activities of $9,830,000 for the year ended December 31, 2020. The increase in cash used in operating activities in 2021 as compared to 2020 was attributable to the reduction of revenue flow from our influenza A/B Collaboration Agreement with Merck by $2,014,000 and to the increase of operating costs related to applications and preparation for COVID-19 and Influenza-A clinical trials.

For the year ended December 31, 2021, net cash used in investing activities netted to $52,000, which consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington. For the year ended December 31, 2020, our net cash used in investing activities consisted of $240,000.

For the year ended December 31, 2021, net cash provided by financing activities was $38,466,000, compared to net cash provided by financing activities of $35,662,000 for the year ended December 31, 2020. Net cash generated by financing activities in 2021 and 2020 was the result of issuance common stock, net of finance lease payments.

The Company had approximately $55 million cash on hand on March 23, 2022. We expect that this cash balance will be sufficient to support the Company’s working capital needs through 2023.

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

In addition, as we advance our coronavirus program, we expect that we will be required to make certain milestone payments of up to approximately $7.3 million to KSURF under our two license agreements with KSURF. See “Item 1 – Business – Collaborations – Kansas State University Research Foundation” for more information about these license agreements.

We raised a total of $38,505,000 in net proceeds from common-stock only public financings during the year ended December 31, 2021. Set forth below is a brief summary of each such financing.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. In January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement for the remainder of 2021.

On May 4, 2021, the Company entered into an underwriting agreement with Wainwright pursuant to which the Company agreed to issue and sell 26,000,000 shares of the Company’s common stock at a public offering price of $1.54 per share, less underwriting discounts and commissions (the “Offering”). The Company received approximately $36.4 million in net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses. The Offering closed on May 7, 2021.

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2021, the Company recorded a net loss of approximately $14,185,000 and used approximately $12,719,000 of cash in operating activities.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, our expectations regarding future characteristics of the product candidates we develop, the expected time of achieving certain value driving milestones in our programs, including, preparation and commencement of clinical studies for certain product candidates in 2022, the anticipated completion of proof-of-concept animal study in our norovirus program, our expectations with respect to HCV market opportunity and our plans regarding further clinical development of CC-31244, the expected future results of our collaboration with Merck pursuant to the Collaboration Agreement, including potential receipt of milestone payments and royalties, our expectations related to our collaborations with KSURF, HitGen and InterX, our expectations regarding future operating results, statement regarding the suitability and adequacy of our properties and capital resources, anticipated payments under the license agreements with KSURF, and our future liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks and uncertainties arising from the impact of the COVID-19 pandemic on our Company, our collaboration partners, CROs, CMOs, and on the national and global economy, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions, the ability of our CROs to recruit volunteers for, and to proceed with, clinical trials, possible delays resulting from future lockdowns in Australia, our ability to proceed with our programs, our continued collaboration with Merck and achievement by Merck of certain milestones under the Collaboration Agreement, our ability to successfully identify, enter into and maintain additional strategic collaborations for further development of our product candidates, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, future results of planned research and, if successful, clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop, and any additional costs related to unfavorable future outcome of pending litigation or any unanticipated claims. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2021, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

Stock-Based Compensation

We account for stock options related to our equity incentive plans under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 718 which requires the recognition of the fair value of stock-based compensation. The fair value of stock options is estimated using a Black-Scholes option valuation model. This model requires the input of subjective assumptions including expected stock price volatility, expected life and estimated forfeitures of each award. The fair value of equity-based awards is amortized over the requisite service period of the award. Due to the limited amount of historical data available to us, particularly with respect to stock-price volatility, employee exercise patterns and forfeitures, actual results could differ from our assumptions.

Goodwill

We recorded goodwill in the RFS Pharma acquisition in 2014 that is subject to impairment testing. Impairment tests of goodwill are done annually on November 30 requiring substantial judgment and estimates. At December 31, 2021, the Company had goodwill of approximately $19,092,000 and determined that there was no impairment of goodwill based on our testing on November 30, 2021.

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

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Bothell, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board of the United States (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Notes 2 and 4 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $19,092,000 as of December 31, 2021. Management conducts impairment testing at the reporting unit level on an annual basis as of November 30th or more frequently if events or circumstances indicate a potential impairment. Reporting unit is tested for impairment by comparing the estimated fair value of the reporting unit to its carrying amount. Impairment is measured as the excess of a reporting unit’s carrying amount over its fair value, not to exceed the carrying amount of goodwill for that reporting unit. Management estimates the fair value of the reporting unit using the income approach, specifically the discounted cash flow method, and uses a market capitalization corroboration. This requires the use of significant estimates and assumptions, including future revenues, projected margins and capital spending, terminal growth rates, and discount rates.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment is a critical audit matter are the significant judgment by management when developing the fair value measurement of the reporting unit, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s significant assumptions related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. In addition, the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included, among others, (i) testing management’s process for developing the fair value of the reporting units, (ii) evaluating the appropriateness of the discounted cash flow models, (iii) testing the completeness and accuracy of underlying data used in the models, (iv) performing an independent market corroboration calculation, and (iv) evaluating the significant assumptions used by management related to future revenues, projected margins and capital spending, terminal growth rates, and discount rates. Evaluating management’s assumptions related to future revenues and projected margins and capital spending involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit, third-party industry data, and whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow models and the terminal growth rates and discount rates assumptions.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company

Los Angeles, California

March 23, 2022

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2021	December 31, 2020

Assets
Current assets:
Cash	$58,705	$33,010
Restricted cash	50	50
Accounts receivable	-	556
Prepaid expenses and other current assets	568	399
Total current assets	59,323	34,015
Property and equipment, net	453	591
Deposits	46	46
Operating lease right-of-use assets, net (including $153 to related party)	478	498
Goodwill	19,092	19,092
Total assets	$79,392	$54,242
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,297	$1,080
Current maturities of finance lease liabilities	27	39
Current maturities of operating lease liabilities (including $53 to related party)	209	178
Derivative liabilities	12	61
Total current liabilities	1,545	1,358
Long-term liabilities:
Finance lease liabilities	7	34
Operating lease liabilities (including $101 to related party)	291	345
Total long-term liabilities	298	379
Total liabilities	1,843	1,737
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 and 100,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 97,469 and 70,439 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	98	71
Additional paid-in capital	336,544	297,342
Accumulated deficit	(259,093)	(244,908)
Total stockholders’ equity	77,549	52,505
Total liabilities and stockholders’ equity	$79,392	$54,242

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,
	2021	2020

Revenues:
Collaboration revenue	$-	$2,014

Operating expenses:
Research and development	8,794	6,034
General and administrative	5,427	5,566
Total operating expenses	14,221	11,600

Loss from operations	(14,221)	(9,586)

Other (expense) income:
Interest expense, net	(4)	(8)
Change in fair value of derivative liabilities	49	(54)
Foreign exchange loss	(9)	-
Total other income (expense), net	36	(62)

Net loss	$(14,185)	$(9,648)

Net loss per common share:
Loss per share, basic and diluted	$(0.16)	$(0.17)
Weighted average number of common shares outstanding, basic and diluted	88,368	55,217

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2019	35,150	$36	$260,932	$(235,260)	$25,708
Stock-based compensation	-	-	662	-	662
Sale of common stock, net of transaction costs	35,289	35	35,748	-	35,783
Net loss	-	-	-	(9,648)	(9,648)
Balance as of December 31, 2020	70,439	71	297,342	(244,908)	52,505
Stock-based compensation	-	-	724	-	724
Sale of common stock, net of transaction costs	27,030	27	38,478	-	38,505
Net loss	-	-	-	(14,185)	(14,185)
Balance as of December 31, 2021	97,469	$98	$336,544	$(259,093)	$77,549

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	2021	2020

Operating activities:
Net loss	$(14,185)	$(9,648)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	190	157
Amortization of right of use assets	192	179
Stock-based compensation	724	662
Payments on operating lease liabilities	(195)	(177)

Change in fair value of derivative liabilities	(49)	54
Changes in operating assets and liabilities:
Accounts receivable	556	88
Prepaid expenses and other current assets	(169)	(230)
Deposits	-	4
Accounts payable and accrued expenses	217	(919)

Net cash used in operating activities	(12,719)	(9,830)

Investing activities:
Purchases of property and equipment	(52)	(240)
Net cash used in investing activities	(52)	(240)

Financing activities:
Payments of finance lease obligations	(39)	(121)
Proceeds from sale of common stock, net of transaction costs	38,505	35,783
Net cash provided by financing activities	38,466	35,662

Net increase in cash and restricted cash	25,695	25,592
Cash and restricted cash at beginning of period	33,060	7,468
Cash and restricted cash at end of period	$58,755	$33,060

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of finance lease right-of-use asset and liability	$-	$77
Recognition of operating lease right-of-use assets and operating lease liabilities	$171	$-

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2021, the Company has primarily funded its operations through equity offerings.

The Company has no pharmaceutical products approved for sale, has not generated any revenues to date from pharmaceutical product sales, and has incurred significant operating losses since inception. The Company has never been profitable and has incurred losses from operations of $14,185,000 and $9,648,000 in the years ended December 31, 2021 and 2020, respectively.

As the disease caused by SARS-CoV-2, a novel strain of coronavirus, COVID-19 continues to impact the economy of the U.S. and other countries around the world, we are committed to the need of antiviral therapeutics for this unprecedented challenge. The extent to which this coronavirus impacts our business and operating results will depend on future developments that are highly uncertain and cannot be accurately predicted, including new information that may emerge concerning the virus, including variants of the virus, and the actions to contain the spread of or to detect, prevent, or treat COVID-19, among others.

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

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2021, the Company recorded a net loss of approximately $14,185,000 and used approximately $12,719,000 of cash in operating activities.

On December 31, 2021, the Company had cash and cash equivalents of approximately $58,755,000. We believe that our current resources will be sufficient to fund our operations for the foreseeable future. This estimate is based, in part, upon our currently projected expenditures for 2022, 2023 and 2024.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: Cocrystal Pharma Australia Pty, Ltd., Cocrystal Discovery, Inc., Cocrystal Merger Sub, Inc., Baker Cummins Corp. and Biozone Laboratories, Inc. Intercompany transactions and balances have been eliminated.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2021 and 2020, our primary operating account held approximately $58,705,000 and $33,010,000, respectively, and our collateral account balance of $50,000 and other cash accounts are maintained at different institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2021 and 2020.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2021	December 31, 2020
Cash	$58,705	$33,010
Restricted cash	50	50
Total cash and restricted cash shown in the statements of cash flows	$58,755	$33,060

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

At December 31, 2021 and 2020, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2021 and 2020. A reconciliation of the beginning and ending Level 3 liabilities for is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2021	2020
Balance, January 1,	$61	$7
Change in fair value of warrants potentially settleable in cash (Note 10)	(49)	54
Balance at December 31,	$12	$61

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

At December 31, 2021, the Company had goodwill of approximately $19,092,000. The Company completed its annual impairment test in November 2021, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods did exceed the carrying value as of December 31, 2021; therefore, management did not consider goodwill to be impaired.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $533,000 and $273,000 for the years ended December 31, 2021 and 2020, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Research and Development Expenses

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s clinical products. All research and development costs are expensed as incurred.

Reclassifications

The Company has reclassified $273,000 of costs previously included in research and development costs in the prior year to general and administrative costs to conform to current year presentation.

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

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. During the year ended December 31, 2021 the Company did not recognize revenue for research and development activities related to its influenza A/B program or for program expense reimbursements. During the year ended December 31, 2020 the Company recognized revenue of $2,014,000 as consideration in exchange for conveyance of intellectual property rights at the signing of the agreement, $1,779,000 for research and development activities related to its influenza A/B program and $235,000 for program expense reimbursements.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2021	2020
Outstanding options to purchase common stock	2,473	1,780
Warrants to purchase common stock	243	243
Total	2,716	2,023

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of December 31, 2021, and contain detail regarding the effective dates:

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

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess shareholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment as of December 31, consists of the following (table in thousands):

	2021	2020
Lab equipment (excluding equipment under finance leases)	$1,557	$1,498
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	194	92
Computer and office equipment	131	120
Total property and equipment	1,882	1,710
Less accumulated depreciation	(1,429)	(1,119)
Property and equipment, net	$453	$591

Depreciation expense was $190,000 and $157,000 for the years ended December 31, 2021 and 2020, respectively.

4. Goodwill

At December 31, 2021 and 2020, the Company had goodwill of $19,092,000. The Company performs an annual impairment test on November 30th to determine the fair value of its reporting unit, measured by the Company’s Nasdaq market capitalization and an income approach analysis. Based on management’s impairment test at November 30, 2021, there was no impairment of goodwill.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (table in thousands):

	2021	2020
Accounts payable	$578	$657
Accrued compensation	104	126
Accrued other expenses	615	297
Total accounts payable and accrued expenses	$1,297	$1,080

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of year-end.

6. Common Stock

As of December 31, 2021, the Company has authorized 150,000,000 shares of common stock, $0.001 par value per share. The Company had approximately 97,469,000 and 70,439,000 shares issued and outstanding as of December 31, 2021 and 2020, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

In January, February, March, August and November 2020, the Company closed a series of placements of its common stock resulting in the sale of 35,288,697 shares of its common stock for net proceeds after transaction costs of approximately $35.8 million.

The Company was a party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the remainder of 2021.

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

7. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”) under which 1,786,635 shares of common stock have been reserved for issuance to employees and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2007 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2021, all future options available under the 2007 plan have expired and no options remain available for future grant under this plan.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 1,666,667 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2021, approximately 7.5 million options remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the year ended December 31, 2021 and 2020 (table in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2019	3,588	931	$4.14	$-
Exercised	-	-	-	-
Granted	(928)	928	1.33	29
Expired	(476)	-	-	-
Cancelled	79	(79)	7.37	-
Balance at December 31, 2020	2,263	1,780	$2.53	$29
Increase in authorized options	5,000	-	-	-
Granted	(1,037)	1,037	1.11	-
Expired	976	-	-	-
Cancelled	341	(344)	2.18	-
Balance at December 31, 2021	7,543	2,473	$1.98	$-

During the year ended December 31, 2021 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 1,037,000 shares of common stock. The options have an exercise price of $1.11 per share, expire in ten years, and vest as follows: one half vests on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2021. The total fair value of these options at the grant date was approximately $965,000 using the Black-Scholes Option pricing model. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2021:

Assumptions:
Weighted average per share grant date fair value	$0.930
Risk-free interest rate	0.91%
Expected dividend yield	0.00%
Expected volatility	114.62%
Expected terms (in years)	5.83

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

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the years ended December 31, 2021 and 2020, equity-based compensation expense recorded was $724,00 and $662,000, respectively.

As of December 31, 2021, there was $1,292,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 9.1 years. For options granted and outstanding, there were 2,473,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $1.98, and weighted average remaining contractual term of 8.0 years at December 31, 2021. For vested and exercisable options, outstanding shares totaled 984,000, with an aggregate intrinsic value of $0.00. These options had a weighted-average exercise price of $3.05 per share and a weighted-average remaining contractual term of 6.4 years at December 31, 2021.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2021 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2021 of approximately $0.65 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2021	2020

Stock options issued and outstanding	2,473	1,780
Shares authorized for future option grants	7,543	2,263
Warrants outstanding	243	243
Total	10,259	4,286

8. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2021 and 2020 (table in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2019	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2020	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2021	84	26	133	243
Expiration date	Oct 27, 2022	Oct 24, 2023	Jan 16, 2024

Warrants consist of equity-classified warrants and warrants with the potential to be settled in cash, which are liability-classified warrants. As of December 31, 2021, and 2020, 159,000 warrants are accounted for as liabilities and 84,000 warrants are accounted for as equity.

Warrants Classified as Equity

Equity-classified warrants consist of stand-alone warrants with rights to buy shares of the Company at a pre-designated price on or before the date of expiration, irrespective of the market price. These purchase warrants are not attached to any debt or equity instruments, thus considered freestanding, and there are no circumstances under ASC 815 that require the warrants to be classified as liabilities or as derivatives. Thus, our May 2018 warrants are classified as equity, and their value are carried in the additional paid-in capital account in the stockholders’ equity section of the balance sheet.

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

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2021:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	1.8	2.0
Cumulative volatility	129.65%	128.17%
Risk-free rate	0.06%	0.08%
Fair value (in thousands)	$2	$10

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2020:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	2.8	3.0
Cumulative volatility	119.18%	116.65%
Risk-free rate	0.16%	0.18%
Fair value (in thousands)	$9	$52

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

The Company recognized revenue for the years ended December 31, 2021 and 2020 of $0 and $2,014,000, respectively. As of December 31, 2021 and 2020, accounts receivable of $0 and $556,000 was due from Merck, respectively.

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

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $110,000 and an annual license maintenance fee in the amount of $20,000 per year for the first seven (7) years and $50,000 per year thereafter and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $4,150,000, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. As of December 31, 2021 no milestone payments were due under the agreement.

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

The Company is subject to taxation and files income tax returns in the United States, Australia and various state jurisdictions. All tax years from inception to date are subject to examination by the U.S. and state tax authorities due to the carry-forward of unutilized net operating losses and research and development credits. Currently, no years are under examination.

Significant components of the Company’s deferred income taxes at December 31, 2021 and 2020 are shown below (table in thousands):

	2021	2020
Deferred tax assets:
Net operating loss carryforwards (i)(ii)	$19,993	$17,240
Compensation	846	837
Research and development tax credits (iii)	2,423	2,182
Other	466	311
Total deferred tax assets	23,728	20,570

Deferred tax liabilities:
Property and equipment	(21)	(20)
Other	(105)	(107)
Total deferred tax liabilities	(126)	(127)

Total deferred taxes, net	23,602	20,443
Valuation allowance	(23,602)	(20,443)

Deferred tax liability, net	$-	$-

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

At December 31, 2021, the Company has federal and state net operating losses (“NOL”) carryforwards of approximately $93.2 million and $4.4 million, respectively. The federal and Florida NOL generated after 2017 of $31.6 million and $4.4 million, respectively, will carryforward indefinitely. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous income, or can be carried forward indefinitely to offset 100% of the taxable income for the tax year 2020 and 80% of the taxable income for the tax years 2021 and thereafter. The federal NOL carryforwards begin to expire in 2026

At December 31, 2021, the Company had federal research credit carryforwards of approximately $2.4 million that expire in 2028.

At December 31, 2021, the Company had federal and state capital loss carryforwards of approximately $1.07 million that expire in 2023.

The above NOL carryforward and the research tax credit carryforward are subject to an annual limitation under the Section 382 and 383 of the Internal Revenue Code of 1986, and similar state provisions if the Company experienced one or more ownership changes, which would limit the amount of NOL and tax credit carryforwards that can be utilized to offset future taxable income and tax, respectively. In general, an ownership change, as defined by Section 382 and 383, results from transactions increasing ownership of certain stockholders or public groups in the stock of the corporation by more than 50 percentage points over a three-year period. The Company has not completed an IRC Section 382/382 analysis. If a change in ownership were to have occurred, NOL and tax credits carryforwards could be eliminated or restricted. If eliminated, the related asset would be removed from the deferred tax asset schedule with a corresponding reduction in the valuation allowance.

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2021	2020

Statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	0%	0%
Change in valuation allowance	(22.3)%	(22.5)%
Other tax, credit and adjustments	1.3%	1.5%
Effective income tax rate	0.0%	0.0%

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (tables in thousands):

Year Ended December 31, 2021
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statement of operations)	$230

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$233
Weighted average remaining lease term – operating leases (in years)	2.3
Average discount rate – operating leases	7.2%

The supplemental balance sheet information related to leases for the period is as follows (tables in thousands):

	At December 31, 2021	At December 31, 2020
Operating leases
Long-term right-of-use assets of which $153 relates to related party, net of amortization of $527	$478	$498

Short-term operating lease liabilities, of which $53 relates to related party	209	178
Long-term operating lease liabilities, of which $101 relates to related party	291	345
Total operating lease liabilities	$500	$523

Year ending December 31,	(in thousands)
2020	$-
2021	-
2022	239
2023	246
2024 and thereafter	58
Total minimum operating lease payments	$543
Less: present value discount	(43)
Total operating lease liabilities	500

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility are calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2021 and 2020, approximately $75,000 and $74,000 of CAM charges for the Bothell, Washington lease were included in operating expenses in the consolidated statements of operations, respectively.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director, and a principal shareholder of the Company for the lease of its Miami office (see Note 13 – Transactions with Related Parties). On September 1, 2021, the Company extended this lease agreement into additional three-year with monthly lease payments under this lease total $186,000 through September 2024. The minimum lease payments above include taxes and fees, which are expected to be approximately $9,000 annually. As of December 31, 2021, the remaining right of use asset relating to this lease was $154,000 and the remaining lease obligation was $154,000.

Rent expense, excluding capital leases and CAM charges, for 2021 and 2020 totaled $230,000 and $228,000, respectively.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021. The lease agreements have an effective interest rate of 8.00%.

Future minimum finance lease payments, by year and in aggregate, are as follows:

Year ending December 31,	(in thousands)
2021	$-
2022	29
2023	7
2024 and thereafter	-
Total minimum capital lease payments	$36

The leased lab equipment is included under property and equipment and depreciable over five years. Total assets and accumulated depreciation recognized, net, under finance leases was $194,000 and $143,000 as of December 31, 2021, respectively. Total assets and accumulated depreciation recognized, net, under finance leases was $92,000 and $119,000 as of December 31, 2020.

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

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. Liberty Insurance Underwriters, Inc. filed suit against us in federal court in Delaware seeking a declaratory judgement that there was no insurance coverage for any settlement, judgement, or defense costs in the class and derivative litigation, the monies totaling approximately $1 million it paid to the Company in connection with the SEC request for information in an investigation was not covered by insurance, and for the recoupment of the monies already paid. The case has been set for trial in July, 2022.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. In Pederson II, Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. Pederson II had previously been stayed by the court, pending disposition of Pederson I. With that first lawsuit having been dismissed and appeal denied, the stay was lifted in Pederson II, and the Company and all other defendants in that case filed Motions to Dismiss the (then amended) complaint. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit, and on December 29, 2021 the Eighth Circuit affirmed the decision of the District Court. Thereafter, on or about January 11, 2022 Pederson sought via petition, re-hearing en banc by the Eighth Circuit, which petition remains pending.

On May 19, 2020, A.G.P./Alliance Global Partners (“AGP”), which had previously acted as the Company’s underwriter, placement agent and sales agent in connection with the Company’s registered and exempt equity offerings, filed a lawsuit against the Company in the United States District Court for the Southern District of New York alleging violation of a lock-up provision under the Placement Agent Agreement, dated January 28, 2020 (the “Placement Agent Agreement”), by and between the Company and AGP. AGP seeks (i) damages estimated in the complaint to be in excess of $1 million and attorneys’ fees, and (ii) declaratory relief. In August 2021, the Company settled the lawsuit filed against it by AGP. Following the Company’s negotiated payment, the lawsuit was dismissed with prejudice.

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

COVID-19

Our administrative and finance activities are fully functional out of our Miami, Florida location and our research laboratory in Bothell, Washington remains open for essential operations while meeting COVID-19 quarantine challenges. Our scientists are also able to continue working remotely and we remain committed to meeting our corporate and development milestones throughout the year. We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic, including recent raw material and test animal shortages affecting our research and development efforts. Also because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effects on us in a number of ways including:

●	If our scientists and other personnel (or their family members) are infected with the virus, it may hamper our ability to engage in ongoing research activities;
●	Similarly, we rely on third parties who have been and may in the future be adversely impacted;
●	If these third parties are and/or continue to be adversely affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research, which has caused and may in the future cause material delays in our research and development efforts;
●	We have experienced and may experience in the future shortages of laboratory materials and other resources which impact our research activities;
●	As a result of the continuing impact of the virus, we may fail to get access to third party laboratories which would impact our research activities; and
●	In addition to the problems described above, we may sustain problems due to the serious short-term and possible longer term serious economic disruptions as our economy faces unprecedented uncertainty.

13. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal shareholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense, including taxes and fees, for this location would be approximately $62,000. The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease were $60,000 and $59,000 for the years ended December 31, 2021 and 2020 respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2021.

49

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: See Part II, Item 8 of this report.
(2)	Exhibits: See Index to Exhibits below.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
10.1	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.1(a)	Amendment to 2015 Equity Incentive Plan*	DEF 14A	4/30/19	Annex A
10.1(b)	Amendment to 2015 Equity Incentive Plan*	DEF14A	4/26/2021	Annex B
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.4	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.5	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.6	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***	10-K	4/1/19	10.12
10.7	Placement Agency Agreement, dated January 29, 2020	8-K	1/31/20	1.1
10.8	Form of Securities Purchase Agreement**	8-K	1/31/20	10.1
10.9	Engagement Letter, dated February 26, 2020	8-K	3/4/20	10.2
10.10	Form of Securities Purchase Agreement, dated February 27, 2020**	8-K	3/4/20	10.1
10.11	Form of Securities Purchase Agreement, dated March 9, 2020**	8-K	3/13/20	10.1
10.12	License Agreement, dated February 18, 2020, between the Company and Kansas State University Research Foundation****	10-Q	5/13/20	10.7
10.13	License Agreement, dated April 19, 2020, between the Company and Kansas State University Research Foundation****	10-Q	8/6/20	10.1
10.14	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
10.15	Underwriting Agreement, dated as of May 4, 2021 by and between Cocrystal Pharma, Inc. and H.C. Wainwright & Co., LLC**	8-K	5/5/21	1.1
10.16	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1
21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	(906)+				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

50

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.

March 23, 2022	By:	/s/ James Martin
James Martin Co-Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Roger Kornberg	Chairman	March 23, 2022
Roger Kornberg

/s/ Phillip Frost	Director	March 23, 2022
Phillip Frost

/s/ Steven Rubin	Director	March 23, 2022
Steven Rubin

/s/Richard Pfenniger	Director	March 23, 2022
Richard Pfenniger

/s/ Anthony Japour	Director	March 23, 2022
Anthony Japour

/s/ James Martin	Chief Financial Officer and Co-Interim Chief Executive Officer (Principal Financial, Accounting and Executive Officer)	March 23, 2022
James Martin

/s/ Sam Lee	President and Co-Interim Chief Executive Officer (Principal Executive Officer)	March 23, 2022
Sam Lee

51