Form 10-Q
period 2022-03-31
Cocrystal Pharma, Inc.
filed 2022-05-11
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 11, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 97,469,000.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$54,789	$58,705
Restricted cash	50	50
Prepaid expenses and other current assets	560	568
Total current assets	55,399	59,323
Property and equipment, net	407	453
Deposits	46	46
Operating lease right-of-use assets, net (including $140 to related party)	428	478
Goodwill	19,092	19,092
Total assets	$75,372	$79,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,314	$1,297
Current maturities of finance lease liabilities	28	27
Current maturities of operating lease liabilities (including $55 to related party)	215	209
Derivative liabilities	1	12
Total current liabilities	1,558	1,545
Long-term liabilities:
Finance lease liabilities	-	7
Operating lease liabilities (including $87 to related party)	234	291
Total long-term liabilities	234	298
Total liabilities	1,792	1,843
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized as of March 31, 2022 and December 31, 2021; 97,469 shares issued and outstanding as of March 31, 20222 and December 31, 2021.	98	98
Additional paid-in capital	336,783	336,544
Accumulated deficit	(263,301)	(259,093)
Total stockholders’ equity	73,580	77,549
Total liabilities and stockholders’ equity	$75,372	$79,392

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2022	2021
Operating expenses:
Research and development	2,872	1,577
General and administrative	1,333	1,161
Total operating expenses	4,205	2,738

Loss from operations	(4,205)	(2,738)
Other (expense) income:
Interest expense, net	(1)	(1)
Foreign exchange loss	(13)	-
Change in fair value of derivative liabilities	11	1
Total other expense, net	(3)	-
Net loss	$(4,208)	$(2,738)
Net loss per common share, basic and diluted	$(0.04)	$(0.04)
Weighted average number of common shares outstanding, basic and diluted	97,469	71,248

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	97,469	$98	$336,544	$(259,093)	$77,549
Stock-based compensation	-	-	239	-	239
Net loss	-	-	-	(4,208)	(4,208)
Balance as of March 31, 2022	97,469	$98	$336,783	$(263,301)	$73,580

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	70,439	$71	$297,342	$(244,908)	$52,505
Stock-based compensation	-	-	219	-	219
Sale of common stock, net of transaction costs	1,030	1	2,071	-	2,072
Net loss	-	-	-	(2,738)	(2,738)
Balance as of March 31, 2021	71,469	$72	$299,632	$(247,646)	$52,058

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2022	2021
Operating activities:
Net loss	$(4,208)	$(2,738)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46	45
Stock-based compensation	239	219

Payments on operating lease liabilities	(50)	(48)
Change in fair value of derivative liabilities	(11)	(1)
Changes in operating assets and liabilities:
Accounts receivable	-	556
Prepaid expenses and other current assets	8	36
Amortization of right of use assets	49	47
Accounts payable and accrued expenses	17	114
Net cash used in operating activities	(3,910)	(1,770)

Investing activities:
Purchases of property and equipment	-	(25)
Net cash used in investing activities	-	(25)

Financing activities:
Payments on finance lease liabilities	(6)	(9)
Proceeds from sale of common stock, net of transaction costs	-	2,072
Net cash provided by financing activities	(6)	2,063

Net increase in cash and restricted cash	(3,916)	268
Cash and restricted cash at beginning of period	58,755	33,060
Cash and restricted cash at end of period	$54,839	$33,328
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:	-	-
Recognition of finance lease right-of-use asset and liability	-	-
Recognition of operating lease right-of-use asset and liability	-	-

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2022, the Company has primarily funded its operations through equity offerings.

In September 2021, the Company opened a wholly owned foreign subsidiary in Australia named Cocrystal Pharma Australia, Ltd (“Cocrystal Australia”) with the objective of operating clinical trials in Australia.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2021 filed on March 23, 2022 (“Annual Report”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2022 and December 31, 2021, our primary operating accounts held approximately $54,789,000 and $58,705,000, respectively, and our collateral account balance was $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

Foreign Currency Transactions

The Company and its subsidiaries use the U.S. dollar as functional currency. Foreign currency transactions are initially measured and recorded in the functional currency using the exchange rate on the date of the transaction. Foreign exchange gains and losses arising from settlement of foreign currency transactions are recognized in profit and loss.

Cocrystal Australia maintains its records in Australian dollars. The monetary assets and liabilities of Cocrystal Australia are remeasured into the functional currency using the closing rate at the end of every reporting period. All nonmonetary assets and liabilities and related profit and loss accounts are remeasured into the functional currency using the historical exchange rates. Profit and loss accounts, other than those that are remeasured using the historical exchange rates, are remeasured into the functional currency using the average exchange rate for the period. Foreign exchange gains and losses arising from the remeasurement into the functional currency is recognized in profit and loss.

Fair Value Measurements

FASB Accounting Standards Codification (“ASC”) 820 defines fair value, establishes a framework for measuring fair value under U.S. GAAP and enhances disclosures about fair value measurements. Fair value is defined under ASC 820 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:

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

At March 31, 2022 and December 31, 2021, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company’s derivative liabilities are considered Level 2 measurements.

Goodwill

At March 31, 2022, the Company had goodwill of $19,092,000. The Company completed its annual impairment test in November 2021, and at that time determined the fair value of its reporting unit, under both the Company’s Nasdaq market capitalization and an income approach analysis; both methods were less than the carrying value as of December 31, 2021; therefore, management did not consider goodwill to be impaired.

Based on management’s assessment at March 31, 2022, no impairment of Goodwill is required.

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

As of March 31, 2022, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2022 and therefore recorded no amount for income tax expense for the three months ended March 31, 2022. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

Stock-Based Compensation

The Company recognizes compensation expense using a fair value-based method for costs related to stock-based payments, including stock options. The fair value of options awarded to employees is measured on the date of grant using the Black-Scholes option pricing model and is recognized as expense over the requisite service period on a straight-line basis.

Use of the Black-Scholes option pricing model requires the input of subjective assumptions including expected volatility, expected term, and a risk-free interest rate. The Company estimates volatility using a blend of its own historical stock price volatility as well as that of market comparable entities since the Company’s common stock has limited trading history and limited observable volatility of its own. The expected term of the options is estimated by using the SEC Staff Bulletin No. 107’s Simplified Method for Estimate Expected Term. The risk-free interest rate is estimated using comparable published federal funds rates.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2022	2021
Outstanding options to purchase common stock	2,466	1,773
Warrants to purchase common stock	243	243
Total	2,709	2,016

Recent Accounting Pronouncements

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

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt — Modifications and Extinguishments (Subtopic 470-50), Compensation — Stock Compensation (Topic 718), and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (“ASU 2021-04”). ASU 2021-04 provides guidance as to how an issuer should account for a modification of the terms or conditions or an exchange of a freestanding equity-classified written call option (i.e., a warrant) that remains classified after modification or exchange as an exchange of the original instrument for a new instrument. An issuer should measure the effect of a modification or exchange as the difference between the fair value of the modified or exchanged warrant and the fair value of that warrant immediately before modification or exchange and then apply a recognition model that comprises four categories of transactions and the corresponding accounting treatment for each category (equity issuance, debt origination, debt modification, and modifications unrelated to equity issuance and debt origination or modification). ASU 2021-04 is effective for all entities for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. An entity should apply the guidance provided in ASU 2021-04 prospectively to modifications or exchanges occurring on or after the effective date. Early adoption is permitted for all entities, including adoption in an interim period. If an entity elects to early adopt ASU 2021-04 in an interim period, the guidance should be applied as of the beginning of the fiscal year that includes that interim period. The adoption of ASU 2021-04 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2022, and December 31, 2021, property and equipment consists of (in thousands):

	March 31, 2022	December 31, 2021
Lab equipment	$1,557	$1,557
Finance lease right-of-use lab equipment	194	194
Computer and office equipment	131	131
Total property and equipment	1,882	1,882
Less: accumulated depreciation and amortization	(1,475)	(1,429)
Property and equipment, net	$407	$453

Total depreciation and amortization expense were approximately $46,000 and $45,000 for the three months ended March 31, 2022 and 2021 respectively, which includes amortization expense of $4,000 and $6,000 for the three months ended March 31, 2022 and 2021, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	2022	2021
Accounts payable	$858	$578
Accrued compensation	131	104
Accrued other expenses	325	615
Total accounts payable and accrued expenses	$1,314	$1,297

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized as of March 31, 2022 and December 31, 2021, respectively. The Company had 97,469,000 shares issued and outstanding as of March 31, 2022 and December 31, 2021.

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

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan has expired and the Company no longer issues any awards under the 2007 Plan. As of March 31, 2022, there are 8,629 of outstanding incentive stock options granted under the 2007 Plan that are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 10,000,000 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 5,000,000 to 10,000,000 shares. As of March 31, 2022, 7,543,169 shares remain available for future grants under the 2015 Plan.

In July 2021, the Compensation Committee of the Company’s Board of Directors granted a total of 1,037,000 stock options with a fair value of $964,000 effective as of July 16, 2021. This follows action, taken by the Board in April 2021 and later by the stockholders in June 2021, to amend the Company’s 2015 Equity Incentive Plan. The Company granted the stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $1.11 per share and vesting as follows: one-half will vest on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly instalments on the last day of March, June, September and December, with the first such quarterly instalment vesting on September 30, 2022.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the three months ended March 31, 2022 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2021	7,543	2,473	$1.98	$-
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Cancelled	-	(7)	3.30	-
Balance at March 31, 2022	7,543	2,466	$1.98	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2022 and 2021, equity-based compensation expense recorded was $239,000 and $219,000, respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2022	2021

Risk-Free interest rate	1.04%	0.95%
Expected dividend yield	0.00%	0.00%
Expected volatility	76.24%	54.93%
Expected term (in years)	4.33	3.3

As of March 31, 2022, there was approximately $1,052,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.70 years. For options granted and outstanding, there were 2,466,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $1.98 and weighted average remaining contractual term of 7.8 years at March 31, 2022. For vested and exercisable options, outstanding shares totaled 1,056,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $2.97 per share and a weighted-average remaining contractual term of 6.28 years at March 31, 2022.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2022 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2022 of $0.55 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

On August 6, 2021, the Company filed with the Delaware Secretary of State a Certificate of Amendment to the Certificate of Incorporation pursuant to which the number of shares of common stock the Company is authorized to issue was increased from 100,000,000 shares to 150,000,000 shares. The Certificate of Amendment was effective upon filing.

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	March 31, 2022	March 31, 2021
Stock options issued and outstanding	2,466	1,773
Shares authorized for future option grants	7,543	2,263
Warrants outstanding	243	243
Total	10,252	4,279

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2022 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2021	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2022	84	26	133	243
Expiration date:	10/27/2022	10/24/2023	01/16/2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2022:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	1.6	1.8
Cumulative volatility	88.64%	88.20%
Risk-free rate	0.04%	0.06%
Value per warrants	$0.00	$0.00
Aggregate value	$-	$1

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

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2022 (in thousands):

2022 (excluding the three months ended March 31, 2022)	$180
2023	246
2024	58
Thereafter	-
Total operating lease payments	484
Less: present value discount	(35)
Total operating lease liabilities	$449

As of March 31, 2022, the total operating lease liability of $449,000 is classified as $215,000 current operating lease liabilities and $234,000 long term operating lease liabilities.

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2022 and 2021, approximately $19,000 and $19,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

For the three months ended March 31, 2022 and 2021, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $58,000 and $57,000, respectively, of which $16,000 in the period was to a related party.

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

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of March 31, 2022 (in thousands):

2022 (excluding the three months ended March 31, 2022)	$22
2023	7
2024	-
Total finance lease payments	29
Less: present value discount	(1)
Total finance lease liabilities	$28

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of March 31, 2022, total right-of-use lab equipment net of depreciation recognized under finance leases is $48,000 and depreciation expense for the three months ended March 31, 2022 was $4,000. As of December 31, 2021, total right-of-use assets lab equipment exchanged for finance lease liabilities was $194,000 and accumulated depreciation for lab equipment under finance leases was $143,000.

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

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totalling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. The case has been set for trial in July, 2022.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleged tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit. On February 8, 2022 the U.S. Court of Appeals, Eighth Circuit, denied Pederson’s petition for rehearing en banc.

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

COVID-19

Our administrative and finance activities are fully functional out of our Miami, Florida location and our research laboratory in Bothell, Washington remains open for essential operations while meeting COVID-19 quarantine challenges. Our scientists are also able to continue working remotely and we remain committed to meeting our corporate and development milestones throughout the year. We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic, including recent raw material and test animal shortages affecting our research and development efforts. Also because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effects on us in a number of ways including:

●	If our scientists and other personnel (or their family members) are infected with the virus, it may hamper our ability to engage in ongoing research activities;
●	Similarly, we rely on third parties who have been and may in the future be adversely impacted;
●	If these third parties are and/or continue to be adversely affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research, which has caused and may in the future cause material delays in our research and development efforts;
●	We have experienced and may experience in the future shortages of laboratory materials and other resources which impact our research activities; and
●	As a result of the continuing impact of the virus, we may fail to get access to third party laboratories which would impact our research activities.

10. Transactions with Related Parties

The Company leases administrative offices from a limited liability company owned by one of the Company’s directors and principal stockholder, Dr. Phillip Frost. The operating lease term is through September 2024 with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $15,000 and $15,000 for the three months ended March 31, 2022 and 2021, respectively.

The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease were $15,000 for each of the three months ended March 31, 2022 and 2021.

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

Research and Development Update

During the three months ended March 31,2022 the Company focused its research and development efforts primarily in three areas for the development of therapeutic and prophylactic drugs.

COVID-19 and other coronaviruses

Intranasal/Pulmonary Protease Inhibitor - Our lead therapeutic molecule CDI-45205 has progressed in development against SARS-CoV-2, the virus that causes COVID-19.

CDI-45205 was one of the broad-spectrum protease inhibitors obtained from Kansas State University Research Foundation (“KSURF”) under a license agreement announced in April 2020. That agreement provides Cocrystal with an exclusive, royalty-bearing license to develop and commercialize therapeutic, diagnostic and prophylactic products against coronaviruses, caliciviruses and picornaviruses based on certain antivirals discovered by KSURF. The Company believes these protease inhibitors have the ability to inhibit the inactive SARS-CoV-2 polymerase replication enzymes into an active form. CDI-45205 showed good bioavailability in mouse and rat pharmacokinetic studies via intraperitoneal injection, and also no cytotoxicity against a variety of human cell lines.

The Company demonstrated a strong synergistic effect of CDI-45205 with remdesivir, which is an FDA-approved COVID-19 medicine. Additionally, a proof-of-concept animal study demonstrated that daily injection of CDI-45205 exhibited favorable in vivo efficacy in MERS-CoV-2 infected mice. CDI-45205 and several analogs showed potent in vitro activity against the SARS-CoV-2 Delta (India/B.1.617.2), Gamma (Brazil/P.1) Alpha (United Kingdom/B.1.1.7) and Beta (South African/B.1.351) variants, surpassing the activity observed with the original Wuhan strain.

The Company has initiated scale-up synthesis and process chemistry development as we prepare data to support an IND application with the goal of progressing to clinical trials in 2022 with CDI-45205.

Oral Protease Inhibitors – The Company has leveraged its antiviral development expertise by using its proprietary technology and drug discovery platform to develop novel SARS-CoV-2 3CL protease inhibitors and has selected two investigational novel antiviral drug candidates for further development as oral treatments for SARS-CoV-2, the virus that causes COVID-19. CDI-988 and CDI-873 target a highly conserved region in the active of SARS-CoV-2 main (3CL) protease required for viral RNA replication.

The Company has received FDA guidance to advance preclinical and clinical development of its COVID-19 antiviral CDI-45205. FDA’s response covered topics including preclinical studies, manufacturing, pharmacology and toxicology, and clinical development plans for CDI-45205 for Phase 1 and Phase 2 studies.

Replication Inhibitors – The Company is also using its drug discovery platform to develop replication inhibitors for developing orally administered therapeutic and prophylactic treatments of SARS-CoV-2. Replication inhibitors have the potential to work with the protease inhibitors in a combination cocktail.

Influenza

CC-42344 Oral PB2 Inhibitor - CC-42344, a novel PB2 inhibitor, has been selected as a preclinical lead. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including pandemic and seasonal strains and Tamiflu® and Xofluza® resistant strains, and has favorable pharmacokinetic and drug resistance profiles.

In March 2022, the Company announced the initiation of enrolment of healthy adults in a dose-escalating Phase 1 study with orally administered CC-42344 being conducted in Australia. The randomized, double-controlled Phase 1 study is designed to assess the safety, tolerability and pharmacokinetics of CC-42344. In April 2022, we reported preliminary results from the first study cohorts with CC-42344 demonstrating a favorable safety and pharmacokinetic profile. The Company expects to report final Phase 1 study results in 2022.

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

Results of Operations for the Three Months Ended March 31, 2022 compared to the Three Months Ended March 31, 2021

Revenue

There was no revenue during three months ended March 31, 2022 or 2021.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended March 31, 2022 and 2021 were $2,872,000 and $1,577,000, respectively. The increase of $1,295,000 was primarily due increases in COVID-19 and influenza programs advancement.

We expect research and development expenses to continue increase in 2022 as we continue to advance our pandemic and seasonal influenza A (CC-42344) into clinical trials this year and progress our pre-clinical COVID-19 program towards clinical development.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2022 and 2021 were $1,333,000 and $1,161,000, respectively. The increase of $172,000 was primarily due to insurance cost increases and reduced by the conclusion of certain previously reported legal matters.

Interest Expense, Net

Interest expense for the three months ended March 31, 2022 and 2021 was $1,000 and $1,000, respectively.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the three months ended March 31, 2022 and 2021 was $11,000 and 1,000, respectively.

In 2022, the Company established a wholly-owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the three months ended March 31, 2022 was $13,000.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2022 and 2021. The Company’s effective income tax rate was 0.00% for the three months ended March 31, 2022 and 2021. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three months ended March 31, 2022 was $4,208,000, compared with a net loss of $2,738,000 for the three months ended March 31, 2021, respectively, as a result of revenue and expenses described above.

Liquidity and Capital Resources

Net cash used by operating activities was $3,909,000 for the three months ended March 31, 2022 compared with net cash used by operating activities of $1,770,000 for the same period in 2021. This was primarily due to increase of operating costs related to pre-clinical development of our COVID-19 program, applications and commencement of Influenza A clinical trials.

We had no net cash used for investing activities during the three months ended March 31, 2022 compared with $25,000 net cash used for the same period in 2021. For the three months ended March 31, 2022 the level of investments decreased compared to March 31, 2021 due to finalization of laboratory expansion.

Net cash used in financing activities totaled $6,000 for the three months ended March 31, 2022 compared with $2,063,000 for the same period in 2021. This decrease was primarily due to sufficient capital needs during the three months ended March 31, 2022, which resulted in no equity offerings in the 2022 period as compared to the three months ended March 31, 2021.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $54,789,000 unrestricted cash on March 31, 2022 and believes this is sufficient to maintain planned operations for at least the next 36 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the three months ended March 31, 2022.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs, including reporting the results of the Phase 1 Influenza A study and progressing our COVID-19 program towards clinical development, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and inflation and Federal Reserve interest rate increases in response thereto on the national and global economies and on our Company including supply chain disruptions and our continued ability to proceed with our programs, our collaboration partners, CROs, CMOs, and on the national and global economy, including manufacturing and research delays arising from raw material and test animal shortages and other supply chain disruptions and other business interruptions, the ability of our CROs to recruit volunteers for, and to proceed with, clinical trials, possible delays resulting from the lockdown in Australia, the cooperation of the FDA in accelerating development in our COVID-19 program, the achievement by Merck of certain milestones under the Collaboration Agreement, our ability to successfully identify, enter into and maintain additional strategic collaborations for further development of our product candidates, future results of planned research and, if successful, clinical trials, general risks arising from clinical trials, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, receipt of regulatory approvals, and development of effective COVID-19 treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2021, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates

Goodwill. As of March 31, 2022, the Company had a goodwill of $19,092,000. Goodwill is tested at least annually for impairment or when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, by assessing qualitative factors or performing a quantitative analysis in determining whether it is more. The Company’s last annual impairment assessment was on November 30, 2021.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Cocrystal Pharma, Inc.

Dated: May 11, 2022	By:	/s/ Sam Lee
Sam Lee
President and Co-Interim Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2022	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Interim Chief Executive Officer
(Principal Financial Officer)

