Form 10-Q
period 2022-06-30
Cocrystal Pharma, Inc.
filed 2022-08-15
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 97,469,000.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$51,033	$58,705
Restricted cash	75	50
Prepaid expenses and other current assets	488	568
Total current assets	51,596	59,323
Property and equipment, net	363	453
Deposits	46	46
Operating lease right-of-use assets, net (including $140 to related party)	378	478
Goodwill	-	19,092
Total assets	$52,383	$79,392
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$971	$1,297
Settlement payable	1,600	-
Current maturities of finance lease liabilities	21	27
Current maturities of operating lease liabilities (including $56 to related party)	221	209
Derivative liabilities	-	12
Total current liabilities	2,813	1,545
Long-term liabilities:
Finance lease liabilities	-	7
Operating lease liabilities (including $87 to related party)	177	291
Total long-term liabilities	177	298
Total liabilities	2,990	1,843
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized as of June 30, 2022 and December 31, 2021; 97,469 and 97,469 shares issued and outstanding as of June 30, 2022 and December 31, 2021.	98	98
Additional paid-in capital	337,024	336,544
Accumulated deficit	(287,729)	(259,093)
Total stockholders’ equity	49,393	77,549
Total liabilities and stockholders’ equity	$52,383	$79,392

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	2,361	2,557	5,233	3,957
General and administrative	1,375	1,271	2,708	2,609
Legal settlement	1,600	-	1,600	-
Impairments	19,092	-	19,092	-
Total operating expenses	24,428	3,828	28,633	6,566

Loss from operations	(24,428)	(3,828)	(28,633)	(6,566)
Other (expense) income:
Interest expense, net	-	(2)	(1)	(3)
Foreign exchange gain	(1)	-	(14)	-
Change in fair value of derivative liabilities	1	9	12	10
Total other expense, net	-	7	(3)	7
Net loss	$(24,428)	$(3,821)	(28,636)	(6,559)
Net loss per common share, basic and diluted	$(0.25)	$(0.04)	(0.29)	(0.08)
Weighted average number of common shares outstanding, basic and diluted	97,469	87,069	97,469	79,116

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	97,469	$98	$336,544	$(259,093)	$77,549
Stock-based compensation	-	-	239	-	239
Net loss	-	-	-	(4,208)	(4,208)
Balance as of March 31, 2022	97,469	$98	$336,783	$(263,301)	$73,580
Stock-based compensation	-	-	241	-	241
Sale of common stock, net of transaction costs	-	-	-	-	-
Net loss	-	-	-	(24,428)	(24,428)
Balance as of June 30, 2022	97,469	$98	$337,024	$(287,729)	$49,393

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	70,439	$71	$297,342	$(244,908)	$52,505
Stock-based compensation	-	-	219	-	219
Sale of common stock, net of transaction costs	1,030	1	2,071	-	2,072
Net loss	-	-	-	(2,738)	(2,738)
Balance as of March 31, 2021	71,469	$72	$299,632	$(247,646)	$52,058
Stock-based compensation	-	-	78	-	78
Sale of common stock, net of transaction costs	26,000	26	36,407	-	36,433
Net loss	-	-	-	(3,821)	(3,821)
Balance as of June 30, 2021	97,469	$98	$336,117	$(251,467)	$84,748

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2022	2021
Operating activities:
Net loss	$(28,636)	$(6,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	90	92
Amortization of right of use assets	100	95
Loss on impairment of goodwill	19,092	-
Stock-based compensation	480	297
Payments on operating lease liabilities	(102)	(97)
Change in fair value of derivative liabilities	(12)	(10)
Changes in operating assets and liabilities:
Accounts receivable	-	556
Prepaid expenses and other current assets	80	174
Accounts payable and accrued expenses	(326)	1,058
Settlement payable	1,600	-
Net cash used in operating activities	(7,634)	(4,394)

Investing activities:
Purchases of property and equipment	-	(40)
Net cash used in investing activities	-	(40)

Financing activities:
Payments on finance lease liabilities	(13)	(19)
Proceeds from sale of common stock, net of transaction costs	-	38,505
Net cash provided by (used in) financing activities	(13)	38,486

Net increase (decrease) in cash and restricted cash	(7,647)	34,052
Cash and restricted cash at beginning of period	58,755	33,060
Cash and restricted cash at end of period	$51,108	$67,112

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2022, the Company has primarily funded its operations through equity offerings.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: Cocrystal Discovery, Inc., Cocrystal Pharma Australia Pty Ltd., RFS Pharma, LLC and Cocrystal Merger Sub, Inc. Intercompany transactions and balances have been eliminated.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At June 30, 2022 and December 31, 2021, our primary operating accounts held approximately $51,033,000 and $58,705,000, respectively, and our collateral account balance was $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At June 30, 2022 and December 31, 2021, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company’s derivative liabilities are considered Level 2 measurements.

Goodwill

The Company completed its annual impairment test in November 2021, and at that time determined the fair value of its reporting unit, as determined utilizing both the Company’s Nasdaq market capitalization and an income approach analysis; exceeded the carrying value of the reporting unit as of December 31, 2021; therefore, management did not consider the $19,092,000 of goodwill to be impaired.

The Company uses judgement in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as a continued decline in the market capitalization of the Company, would determine the need for impairment testing between annual impairment tests. During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and concluded that goodwill was impaired in its entirety and recorded a $19,092,000 non-cash impairment.

As of June 30, 2022, the Company had goodwill of $0.

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

As of June 30, 2022, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2022 and therefore recorded no amount for income tax expense for the six months ended June 30, 2022. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2022	2021
Outstanding options to purchase common stock	2,340	1,439
Warrants to purchase common stock	243	243
Total	2,583	1,682

Recent Accounting Pronouncements

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of June 30, 2022, and December 31, 2021, property and equipment consists of (in thousands):

	June 30, 2022	December 31, 2021
Lab equipment	$1,557	$1,557
Finance lease right-of-use lab equipment	194	194
Computer and office equipment	131	131
Total property and equipment	1,882	1,882
Less: accumulated depreciation and amortization	(1,519)	(1,429)
Property and equipment, net	$363	$453

Total depreciation and amortization expense were approximately $90,000 and $92,000 for the six months ended June 30, 2022 and 2021 respectively, which includes amortization expense of $7,716 and $11,958 for the six months ended June 30, 2022 and 2021, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2022	December 31, 2021
Accounts payable	$616	$578
Accrued compensation	144	104
Accrued other expenses	211	615
Total accounts payable and accrued expenses	$971	$1,297

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized as of June 30, 2022 and December 31, 2021, respectively. The Company had 97,469,000 and 97,469,000 shares issued and outstanding as of June 30, 2022 and December 31, 2021.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the six months ended June 30, 2022.

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

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan has expired and the Company no longer issues any awards under the 2007 Plan. As of June 30, 2022, there are 8,629 of outstanding incentive stock options granted under the 2007 Plan that are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 10,000,000 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 5,000,000 to 10,000,000 shares. As of June 30, 2022, 7,670,000 shares remain available for future grants under the 2015 Plan.

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

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the six months ended June 30, 2022 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2021	7,543	2,473	$1.98	$-
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	125	(125)	2.81	-
Cancelled	2	(8)	1.98	-
Balance at June 30, 2022	7,670	2,340	$1.94	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and six months ended June 30, 2022 and 2021, equity-based compensation expense recorded was $241,000 and $78,000 and $480,000 and $297,000 respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2022	2021

Risk-Free interest rate	1.04%	1.08%
Expected dividend yield	0.00%	0.00%
Expected volatility	76.24%	62.63%
Expected term (in years)	4.33	3.80

As of June 30, 2022, there was approximately $812,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.1 years. For options granted and outstanding, there were 2,340,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $1.94 and weighted average remaining contractual term of 7.8 years at June 30, 2022. For vested and exercisable options, outstanding shares totaled 1,008,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $2.92 per share and a weighted-average remaining contractual term of 6.8 years at June 30, 2022.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2022 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 30, 2022 of $0.41 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	June 30, 2022	June 30, 2021
Stock options issued and outstanding	2,340	1,439
Shares authorized for future option grants	7,670	8,580
Warrants outstanding	243	243
Total	10,253	10,262

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2022 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2021	84	26	133	243
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2022	84	26	133	243
Expiration date:	10/27/2022	10/24/2023	01/16/2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2022:

	October 2013 Warrants	January 2014 Warrants

Strike price	$15.00	$15.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	1.3	1.5
Cumulative volatility	110.31%	110.19%
Risk-free rate	0.01%	0.03%
Value per warrants	$0.00	$0.00
Aggregate value	$0.00	$0.00

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

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2024, respectively. For operating leases, the weighted average discount rate is 7.20% and the weighted average remaining lease term is 1.8 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2022 (in thousands):

2022 (excluding the six months ended June 30, 2022)	$120
2023	246
2024	58
Thereafter	-
Total operating lease payments	424
Less: present value discount	(26)
Total operating lease liabilities	$398

As of June 30, 2022, the total operating lease liability of $398,000 is classified as $221,000 current operating lease liabilities and $177,000 long term operating lease liabilities.

The operating lease liabilities summarized above do not include variable common area maintenance (CAM) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the six months ended June 30, 2022 and 2021, approximately $47,000 and $39,000 of variable lease expense (CAM) was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

For the six months ended June 30, 2022 and 2021, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $116,000 and $114,000, respectively, of which $31,000 in the period was to a related party.

Finance Leases

In November 2018, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $1,000 payable through November 21, 2021. In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 1.4 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of June 30, 2022 (in thousands):

2022 (excluding the six months ended June 30, 2022)	$15
2023	7
2024	-
Total finance lease payments	22
Less: present value discount	(1)
Total finance lease liabilities	$21

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of June 30, 2022, total right-of-use lab equipment net of depreciation recognized under finance leases is $44,000 and depreciation expense for the six months ended June 30, 2022 was $8,000. As of December 31, 2021, total right-of-use assets lab equipment exchanged for finance lease liabilities was $194,000 and accumulated depreciation for lab equipment under finance leases was $143,000.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with an SEC investigation (which did not result in charges against us) were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. In June 2022, the court granted Liberty’s motions for summary judgment to Liberty and awarded Liberty $1,359,063 in damages. In July 2022, we filed an appeal and deposited $1,600,000 with the United State District Court for the District of Delaware as security during pending our appeal. During the period ended June 30, 2022, the Company recorded a legal judgement for this amount inclusive of estimated costs. See “Item 1 – Legal Proceedings” for more information.

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

COVID-19

Our administrative and finance activities are fully functional out of our Miami, Florida location and our research laboratory in Bothell, Washington remains open for essential operations while meeting COVID-19 quarantine challenges. Our scientists are also able to continue working remotely and we remain committed to meeting our corporate and development milestones throughout the year. We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic, including recent raw material and test animal shortages affecting our research and development efforts. Also because of the unknown impact from the COVID-19 pandemic, it may have unanticipated material adverse effects on us in a number of ways including:

●	If our scientists and other personnel (or their family members) are infected with the virus, it may hamper our ability to engage in ongoing research activities;
●	Similarly, we rely on third parties who have been and may in the future be adversely impacted;
●	If these third parties are and/or continue to be adversely affected by COVID-19, they may focus on other activities which they may devote their limited time to other priorities rather than to our joint research, which has caused and may in the future cause material delays in our research and development efforts;
●	We have experienced and may experience in the future shortages of laboratory materials and other resources which impact our research activities; and
●	As a result of the continuing impact of the virus, including potential new variants, we may fail to get access to third party laboratories which would impact our research activities.

10. Transactions with Related Parties

The Company leases administrative offices from a limited liability company owned by one of the Company’s directors and principal stockholder, Dr. Phillip Frost. The operating lease term is through September 2024 with an optional three-year extension. On an annualized basis, straight-line lease expense, including taxes and fees, for this location is approximately $58,000. In September 2018, the Company paid a lease deposit of $4,000 and total amounts paid in connection with this operating lease were $31,000 and $30,000 for the six months ended June 30, 2022 and 2021, respectively.

The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease were $31,000 for each of the six months ended June 30, 2022.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and early clinical-stage antiviral compounds for unmet medical needs including Influenza virus, Coronavirus, Hepatitis C virus (“HCV”), and Norovirus infections.

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

Impact of Inflation

The Company does not believe that inflation has had a material effect on its operations to date, other than the impact of inflation on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future, which would have the effect of increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Research and Development Update

During the six months ended June 30, 2022 the Company focused its research and development efforts primarily in three areas for the development of therapeutic and prophylactic drugs.

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

The Company has initiated API (Active Pharmaceutical Ingredient) synthesis and process chemistry development as we prepare data to support an IND application with the goal of progressing to clinical trials in 2022 with CDI-45205.

The Company has received FDA guidance to advance preclinical and clinical development of its COVID-19 antiviral CDI-45205. FDA’s response covered topics including preclinical studies, manufacturing, pharmacology and toxicology, and clinical development plans for CDI-45205 for Phase 1 and Phase 2 studies.

Oral Protease Inhibitors – The Company has leveraged its antiviral development expertise by using its proprietary technology and drug discovery platform to develop novel SARS-CoV-2 3CL protease inhibitors and has selected two investigational novel antiviral drug candidates for further development as oral treatments for SARS-CoV-2, the virus that causes COVID-19. CDI-988 and CDI-873 target a highly conserved region in the active of SARS-CoV-2 main (3CL) protease required for viral RNA replication. The Company has initiated process chemistry development and API synthesis of the drug candidates as we prepare data to support an IND application.

Replication Inhibitors – The Company is also using its drug discovery platform to develop replication inhibitors for developing orally administered therapeutic and prophylactic treatments of SARS-CoV-2. Replication inhibitors have the potential to work with the protease inhibitors in a combination cocktail.

National Institute of Allergy and Infectious Diseases - In June 2022 the Company entered into a Non-Clinical Evaluation Agreement (“NCEA”) with the National Institute of Allergy and Infectious Diseases (“NIAID”) for exploratory preclinical studies to evaluate the potential of the Company’s 3CL protease inhibitors for the treatment of COVID-19. Under the NIAID collaboration, the Company has provided NIAID its proprietary process chemistry information for its oral 3CL protease inhibitors and the NIAID will in turn support a scale-up synthesis of a key intermediate of the oral 3CL protease inhibitors.

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

In March 2022, the Company announced the initiation of enrollment of healthy adults in a dose-escalating Phase 1 study with orally administered CC-42344 being conducted in Australia. The randomized, double-controlled Phase 1 study is designed to assess the safety, tolerability and pharmacokinetics of CC-42344. In April 2022, we reported preliminary results from the first study cohorts with CC-42344 demonstrating a favorable safety and pharmacokinetic profile. In July 2022, we reported completion of the single ascending dose portion of the Phase 1 study and pharmacokinetic results from this portion of the study supporting the potential for once-daily dosing. In July 2022 the Company announced that pharmacokinetic data from the single ascending dose portion of a Phase 1 study of CC-42344 of pandemic and seasonal influenza A support the potential for once-daily dosing. The single ascending dose portion of the Phase 1 study has been completed and subjects are currently being enrolled in the multiple ascending dose portion of the Phase 1 study. The Company expects to report final Phase 1 study results in 2022.

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

Norovirus Infections

We continue to develop non-nucleoside polymerase and protease inhibitors using the Company’s proprietary structure-based drug design technology platform. The Company is developing novel protease inhibitors against human norovirus and plan to conduct proof-of-concept animal studies. In addition, we obtained exclusive rights to norovirus protease inhibitors for use in humans obtained in the license from KSURF (see under Collaborations below).

Results of Operations for the Three and Six Months Ended June 30, 2022 compared to the Three and Six Months Ended June 30, 2021

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended June 30, 2022 and 2021 were $2,361,000 and $2,557,000, respectively. The decrease of $196,000 was primarily due to Influenza CC-42344 moving from preclinical discovery stage to clinical trial.

Total research and development expenses for the six months ended June 30, 2022 and 2021 were $5,233,000 and $3,957,000, respectively. The increase of $1,276,000 was primarily due increases in COVID-19 and influenza programs advancement.

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

General and administrative expenses for the three months ended June 30, 2022 and 2021 were $2,975,000 and $1,271,000, respectively. The increase of $1,704,000 was primarily due legal matters and insurance cost increases.

General and administrative expenses for the six months ended June 30, 2022 and 2021 were $4,308,000 and $2,609,000, respectively. The increase of $1,699,000 was primarily due legal matters and insurance cost increases.

Goodwill Impairment

During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and concluded that goodwill was impaired in its entirety and recorded a $19,092,000 non-cash impairment.

Interest Expense, Net

Interest expense for the three months ended June 30, 2022 and 2021 was $0 and $2,000, respectively. Interest expense for the six months ended June 30, 2022 and 2021 was $1,000 and $3,000, respectively. The decrease for the six months ended June 30, 2022 was due to changes in the finance lease agreements.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the six months ended June 30, 2022 and 2021 was $12,000 and $10,000, respectively.

In 2022, the Company established a wholly-owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange gain during the six months ended June 30, 2022 was $15,000.

Income Taxes

No income tax benefit or expense was recognized for the three and six months ended June 30, 2022 and 2021. The Company’s effective income tax rate was 0.00% for the three and six months ended June 30, 2022 and 2021. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and six months ended June 30, 2022 was $24,428,000 and $28,636,000, respectively, compared with a net loss of $3,821,000 and $6,559,000 for the three and six months ended June 30, 2021, respectively, as a result of goodwill impairment and expenses described above.

Liquidity and Capital Resources

Net cash used by operating activities was $7,634,000 for the six months ended June 30, 2022 compared with net cash used by operating activities of $4,394,000for the same period in 2021. This increase was primarily due to increase of operating costs related to pre-clinical development of our COVID-19 program, applications and commencement and progression of Influenza A clinical trials.

We had no net cash used for investing activities during the six months ended June 30, 2022 compared with $40,000 net cash used for the same period in 2021. For the six months ended June 30, 2022 the level of investments decreased compared to June 30, 2021 due to finalization of laboratory expansion.

Net cash provided by (used in) financing activities totaled ($13,000) for the six months ended June 30, 2022 compared with $38,486,000 for the same period in 2021. This decrease was primarily due to sufficient capital needs during the six months ended June 30, 2022, which resulted in no equity offerings in the 2022 period as compared to the six months ended June 30, 2021.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $51,033,000 unrestricted cash on June 30, 2022 and believes this is sufficient to maintain planned operations for at least the next 36 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the six months ended June 30, 2022.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and inflation and Federal Reserve interest rate increases in response thereto on the national and global economies and on our Company including supply chain disruptions and our continued ability to proceed with our programs, our collaboration partners, CROs, CDMOs, and on the national and global economy, including manufacturing and research delays arising from raw material and test animal shortages and other supply chain disruptions and other business interruptions, the ability of our CROs to recruit volunteers for, and to proceed with, clinical trials, the results of the multiple ascending dose portion of the Phase 1 study for CC-42344, possible delays resulting from the lockdown in Australia, the cooperation of the FDA and NIAID in accelerating development in our COVID-19 program, the achievement by Merck of certain milestones under the Collaboration Agreement, our ability to successfully identify, enter into and maintain additional strategic collaborations for further development of our product candidates, future results of planned research and, if successful, clinical trials, general risks arising from clinical trials, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, receipt of regulatory approvals, and development of effective COVID-19 treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Based on management’s assessment at June 30, 2022, goodwill has been impaired and the Company has taken a $19,092,000 impairment on this intangible asset. As of June 30, 2022, the Company had a goodwill of $0.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

With respect to the previously disclosed lawsuit against the Company filed by Liberty Insurance Underwriters Inc. (“Liberty”), on June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,063.72 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022. Pending the outcome of the appeal, the Company paid $1.6 million into the registry of the court which stayed execution of the Judgment.

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

Cocrystal Pharma, Inc.

Dated: August 15, 2022	By:	/s/ Sam Lee
Sam Lee
President and Co-Interim Chief Executive Officer
(Principal Executive Officer)

Dated: August 15, 2022	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Interim Chief Executive Officer
(Principal Financial Officer)

