Form 10-Q
period 2022-09-30
Cocrystal Pharma, Inc.
filed 2022-11-14
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Registrant’s telephone number, including area code: (305) 425-1780

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

As of November 14, 2022, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 8,143,000.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED September 30, 2022

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$42,056	$58,705
Restricted cash	75	50
Prepaid expenses and other current assets	2,765	568
Total current assets	44,896	59,323
Property and equipment, net	378	453
Deposits	46	46
Operating lease right-of-use assets, net (including $113 and 153 respectively, to related party)	327	478
Goodwill	-	19,092
Total assets	$45,647	$79,392

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,378	$1,297
Current maturities of finance lease liabilities	14	27
Current maturities of operating lease liabilities (including $57 and 53 respectively, to related party)	227	209
Derivative liabilities	-	12
Total current liabilities	1,619	1,545
Long-term liabilities:
Finance lease liabilities	-	7
Operating lease liabilities (including $57 and 101 respectively, to related party)	119	291
Total long-term liabilities	119	298
Total liabilities	1,738	1,843

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized as of September 30, 2022 and December 31, 2021; 8,143 shares issued and outstanding as of September 30, 2022 and December 31, 2021.	8	8
Additional paid-in capital	337,330	336,634
Accumulated deficit	(293,429)	(259,093)
Total stockholders’ equity	43,909	77,549
Total liabilities and stockholders’ equity	$45,647	$79,392

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	3,872	2,105	9,105	6,061
General and administrative	1,822	1,848	4,530	4,458
Legal settlement	-	-	1,600	-
Impairments	-	-	19,092	-
Total operating expenses	5,694	3,953	34,327	10,519

Loss from operations	(5,694)	(3,953)	(34,327)	(10,519)
Other (expense) income:
Interest expense, net	(1)	(1)	(2)	(4)
Foreign exchange loss	(5)	(4)	(19)	(4)
Change in fair value of derivative liabilities	-	17	12	27
Total other (expense) income, net	(6)	12	(9)	19
Net loss	$(5,700)	$(3,941)	(34,336)	(10,500)
Net loss per common share, basic and diluted	$(0.70)	$(0.48)	(4.23)	(1.44)
Weighted average number of common shares outstanding, basic and diluted	8,143	8,143	8,143	7,108

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,143	$8	$336,634	$(259,093)	$77,549
Stock-based compensation	-	-	239	-	239
Net loss	-	-	-	(4,208)	(4,208)
Balance as of March 31, 2022	8,143	$8	$336,873	$(263,301)	$73,580
Stock-based compensation	-	-	241	-	241
Net loss	-	-	-	(24,428)	(24,428)
Balance as of June 30, 2022	8,143	$8	$337,114	$(287,729)	$49,393
Stock-based compensation	-	-	216	-	216
Net loss	-	-	-	(5,700)	(5,700)
Balance as of September 30, 2022	8,143	$8	$337,330	$(293,429)	$43,909

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,891	$6	$297,407	$(244,908)	$52,505
Stock-based compensation	-	-	219	-	219
Sale of common stock, net of transaction costs	86	-	2,072	-	2,072
Net loss	-	-	-	(2,738)	(2,738)
Balance as of March 31, 2021	5,977	$6	$299,698	$(247,646)	$52,058
Stock-based compensation	-	-	78	-	78
Sale of common stock, net of transaction costs	2,166	2	36,431	-	36,433
Net loss	-	-	-	(3,821)	(3,821)
Balance as of June 30, 2021	8,143	$8	$336,207	$(251,467)	$84,748
Stock-based compensation	-	-	205	-	205
Net loss	-	-	-	(3,941)	(3,941)
Balance as of September 30, 2021	8,143	8	336,412	(255,408)	81,012

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2022	2021
Operating activities:
Net loss	$(34,336)	$(10,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	137	142
Amortization of right of use assets	151	143
Loss on impairment of goodwill	19,092	-
Stock-based compensation	696	502
Payments on operating lease liabilities	(154)	(146)
Change in fair value of derivative liabilities	(12)	(27)
Changes in operating assets and liabilities:
Accounts receivable	-	550
Prepaid expenses and other current assets	(2,197)	(342)
Accounts payable and accrued expenses	81	(119)
Net cash used in operating activities	(16,542)	(9,797)

Investing activities:
Purchases of property and equipment	(62)	(44)
Net cash used in investing activities	(62)	(44)

Financing activities:
Payments on finance lease liabilities	(20)	(30)
Proceeds from sale of common stock, net of transaction costs	-	38,505
Net cash provided by (used in) financing activities	(20)	38,475

Net increase (decrease) in cash and restricted cash	(16,624)	28,634
Cash and restricted cash at beginning of period	58,705	33,060
Cash and restricted cash at end of period	$42,131	$61,694
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of operating lease right-of-use asset and liability	-	171

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through September 30, 2022, the Company has primarily funded its operations through equity offerings.

In September 2021, the Company opened a wholly owned foreign subsidiary in Australia named Cocrystal Pharma Australia, Ltd (“Cocrystal Australia”) with the objective of operating clinical trials in Australia.

On September 27, 2022, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State to effect a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of one-for-12. At the Company’s 2022 Annual Meeting of Stockholders, holders of a majority of the outstanding voting power approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of all outstanding shares of our common stock at a ratio to be determined by the Board of Directors within a range of one-for-four through one-for-12. Following such approval, The Board of Directors determined to effect the reverse stock split at the ratio of one-for-12. The Amendment became effective October 11, 2022 and the effect of the reverse stock split was reflected on the Nasdaq Stock Market.

On October 18, 2022 the Company approved the issuance of an additional 20,841 shares of common stock to facilitate the rounding up of fractional shares resulting from the above reverse stock split.

All share and per share amounts have been retroactively restated to reflect the one-for-12 stock split as if it occurred at the beginning of the earliest period presented.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At September 30, 2022 and December 31, 2021, our primary operating accounts held approximately $42,056,000 and $58,705,000, respectively, and our collateral account balance was $75,000 and $50,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At September 30, 2022 and December 31, 2021, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

As of September 30, 2022, the Company had no remaining goodwill.

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

As of September 30, 2022, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2022 and therefore recorded no amount for income tax expense for the nine months ended September 30, 2022. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2021 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2022	2021
Outstanding options to purchase common stock	350	206
Warrants to purchase common stock	20	20
Total	370	226

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of September 30, 2022, and December 31, 2021, property and equipment consists of (in thousands):

	September 30, 2022	December 31, 2021
Lab equipment	$1,618	$1,557
Finance lease right-of-use lab equipment	194	194
Computer and office equipment	131	131
Total property and equipment	1,943	1,882
Less: accumulated depreciation and amortization	(1,565)	(1,429)
Property and equipment, net	$378	$453

Total depreciation and amortization expense were approximately $47,000 and $137,000 for the three and nine months ended September 30, 2022, which includes amortization expense of $7,000 and $20,000 for the three and nine months ended September 30, 2022, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	September 30, 2022	December 31, 2021
Accounts payable	$897	$578
Accrued compensation	165	104
Accrued other expenses	316	615
Total accounts payable and accrued expenses	$1,378	$1,297

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized as of September 30, 2022 and December 31, 2021, respectively. The Company had 8,143 shares issued and outstanding as of September 30, 2022 and December 31, 2021.

On October 11, 2022, the Company effected a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of one-for-12. At the Company’s 2022 Annual Meeting of Stockholders, holders of a majority of the outstanding voting power approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of all outstanding shares of our common stock.

The holders of common stock are entitled to one vote for each share of common stock held.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 85,833 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the nine months ended September 30, 2022.

On May 4, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, pursuant to which the Company agreed to issue and sell 2,166,667 shares of the Company’s common stock at a public offering price of $18.48 per share, less underwriting discounts and commissions (the “Offering”). The Company received approximately $36.4 million in net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses. The Offering closed on May 7, 2021.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan has expired and the Company no longer issues any awards under the 2007 Plan. As of September 30, 2022, there are 425 of outstanding incentive stock options granted under the 2007 Plan that are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of September 30, 2022, 483,833 shares remain available for future grants under the 2015 Plan.

In July 2021, the Compensation Committee of the Company’s Board of Directors granted a total of 86,417 stock options with a fair value of $964,000 effective as of July 16, 2021. This follows action, taken by the Board in April 2021 and later by the stockholders in June 2021, to amend the Company’s 2015 Equity Incentive Plan. The Company granted the stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $13.32 per share and vesting as follows: one-half vested on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments on the last day of March, June, September and December, with the first such quarterly instalment having vested on September 30, 2022.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the nine months ended September 30, 2022 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2021	629	206	$23.76	$-
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	(158)	158	5.04	-
Expired	12	(13)	33.24	-
Cancelled	1	(1)	15.36	9
Balance at September 30, 2022	484	350	$15.36	$9

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. During the period ended September 30, 2022, the Company granted 158,000 stock options with a fair value of $633,000. For the three and nine months ended September 30, 2022 and 2021, equity-based compensation expense recorded was $216,000 and $696,000 and $205,000 and $502,000 respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2022	2021

Risk-Free interest rate	1.64%	0.91%
Expected dividend yield	0.00%	0.00%
Expected volatility	87.81%	114.62%
Expected term (in years)	4.8	5.8

As of September 30, 2022, there was approximately $1,210,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.3 years. For options granted and outstanding, there were 350,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $15.12 and weighted average remaining contractual term of 8.7 years at September 30, 2022. For vested and exercisable options, outstanding shares totaled 131,500, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $27.48 per share and a weighted-average remaining contractual term of 7.4 years at September 30, 2022.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2022 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2022 of $3.48 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	September 30, 2022	September 30, 2021
Stock options issued and outstanding	350	206
Shares authorized for future option grants	484	629
Warrants outstanding	20	20
Total	854	855

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2022 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2021	7	2	11	20
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2022	7	2	11	20
Expiration date:	10/27/2022	10/24/2023	01/16/2024

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2022:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	1.1	1.3
Cumulative volatility	110.47%	112.04%
Risk-free rate	0.01%	0.01%
Value per warrants	$0.00	$0.00
Fair value (in thousands)	$0.00	$0.00

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2021:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	1.8	2.0
Cumulative volatility	129.65%	128.17%
Risk-free rate	0.06%	0.08%
Fair value (in thousands)	$2	$10

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

9. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 10 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2024, respectively. For operating leases, the weighted average discount rate is 7.2% and the weighted average remaining lease term is 1.5 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of September 30, 2022 (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$61
2023	246
2024	58
Thereafter	-
Total operating lease payments	365
Less: present value discount	(19)
Total operating lease liabilities	$346

As of September 30, 2022, the total operating lease liability of $346,000 is classified as $227,000 current operating lease liabilities and $119,000 long term operating lease liabilities.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the nine months ended September 30, 2022 and 2021, approximately $69,000 and $58,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term, starting February 2019. The Company had the right to terminate this lease after three years on January 31, 2022, by giving prior notice at least nine months before the early termination date and by paying a termination fee equal to the sum of unamortized leasing commissions and reimbursement for tenant improvements provided by the landlord amortized at 8.0% over the extended term.

On September 1, 2021, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company (see Note 10 – Transactions with Related Parties). On an annualized basis, straight-line rent expense is approximately $62,000, including fixed and estimable fees and taxes.

For the nine months ended September 30, 2022 and 2021, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $175,000 and $172,000, respectively, of which $47,000 for each period was to a related party.

Finance Leases

In November 2018, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $1,000 payable through November 21, 2021. In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. For finance leases, the weighted average discount rate is 8.0% and the weighted average remaining lease term is 0.5 years.

The following table summarizes the Company’s maturities of finance lease liabilities, by year and in aggregate, as of September 30, 2022 (in thousands):

2022 (excluding the nine months ended September 30, 2022)	$7
2023	7
2024	-
Total finance lease payments	14

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of September 30, 2022, total right-of-use lab equipment net of depreciation recognized under finance leases is $40,000 and depreciation expense for the nine months ended September 30, 2022 was $12,000. As of December 31, 2021, total right-of-use assets lab equipment exchanged for finance lease liabilities was $194,000 and accumulated depreciation for lab equipment under finance leases was $143,000.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (CRO), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company paid a reservation fee of $1.7 million upon execution of the agreement, and the total estimated cost of the agreement (including the reservation fee) is approximately $7.2 million.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with an SEC investigation (which did not result in charges against us) were not covered by insurance, and for recoupment of the monies already paid. We answered the complaint denying its material allegations and asserted a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. In June 2022, the court granted Liberty’s motions for summary judgment to Liberty and awarded Liberty $1,359,063 in damages. In July 2022, we filed an appeal and deposited $1,600,000 with the United State District Court for the District of Delaware as security pending our appeal. During the period ended September 30, 2022, the Company recorded a legal judgment for this amount inclusive of estimated costs.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleged tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit. On February 8, 2022 the U.S. Court of Appeals, Eighth Circuit, denied Pederson’s petition for rehearing en banc. On October 3, 2022, the U.S. Supreme Court denied Pederson’s petition for a writ of certiorari. We do not know if Pederson will refile the lawsuit elsewhere.

COVID-19

COVID-19 did not have a material adverse effect on our operations, although we experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic, including recent raw material and test animal shortages affecting our research and development efforts. In the future, COVID-19 may have unanticipated material adverse effects on us in a number of ways including:

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

10. Subsequent event

On September 27, 2022, the Company filed a Certificate of Amendment to the Certificate of Incorporation (the “Amendment”) with the Delaware Secretary of State to effect a reverse stock split of all outstanding shares of the Company’s common stock at a ratio of one-for-12. At the Company’s 2022 Annual Meeting of Stockholders, holders of a majority of the outstanding voting power approved an amendment to the Certificate of Incorporation of the Company to effect a reverse stock split of all outstanding shares of our common stock at a ratio to be determined by the Board of Directors within a range of one-for-four through one-for-12. Following such approval, The Board of Directors determined to effect the reverse stock split at the ratio of one-for-12. The Amendment became effective October 11, 2022 and the effect of the reverse stock split was reflected on the Nasdaq Stock Market.

On October 18, 2022 the Company approved the issuance of an additional 20,841 shares of common stock to facilitate the rounding up of fractional shares resulting from the above reverse stock split.

All share and per share amounts have been retroactively restated to reflect the one-for-12 stock split as if it occurred at the beginning of the earliest period presented.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and clinical-stage antiviral compounds for unmet medical needs including Influenza virus, Coronavirus, Hepatitis C virus (“HCV”), and Norovirus infections.

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

We have experienced delays in our supply chain and with contract service organizations (CROs) and contract development and manufacturing organizations (CDMOs) as a result of the COVID-19 pandemic. For example, there have been shortages in raw materials and test animals, which has resulted in delays in our research and development efforts. The consequences of COVID-19 and the impact on the national and global economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing.

Impact of Inflation

The Company does not believe that inflation has had a material effect on its operations to date, other than the impact of inflation on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future, which could have a material effect on increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Research and Development Update

During the nine months ended September 30, 2022 the Company focused its research and development efforts primarily in three areas for the development of therapeutic and prophylactic drugs.

COVID-19 and other coronaviruses

Oral Protease Inhibitor – The Company has leveraged its antiviral development expertise by using its proprietary technology and drug discovery platform to develop novel SARS-CoV-2 3CL protease inhibitors and has selected an investigational novel antiviral drug candidate CDI-988 for further development as oral treatment for SARS-CoV-2, the virus that causes COVID-19. Our lead molecule CDI-988 targets a highly conserved region in the active of SARS-CoV-2 main (3CL) protease required for viral RNA replication. The Company has initiated process chemistry development and Active Pharmaceutical Ingredient (API) synthesis of the drug candidates as we prepare data to support an investigational new drug (IND) application. The Company plans to initiate a Phase 1 study in Australia with CDI-988 in healthy subjects in the first quarter of 2023.

Intranasal/Pulmonary Protease Inhibitor - Our therapeutic molecule CDI-45205 has progressed in development against SARS-CoV-2, the virus that causes COVID-19.

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

The Company has received FDA guidance to advance preclinical and clinical development of its COVID-19 antiviral CDI-45205. FDA’s response covered topics including preclinical studies, manufacturing, pharmacology and toxicology, and clinical development plans for CDI-45205 for Phase 1 and Phase 2 studies. An IND-enabling study with CDI-45205 is currently underway.

Replication Inhibitors – The Company is also using its drug discovery platform to develop replication inhibitors for developing orally administered therapeutic and prophylactic treatments of SARS-CoV-2. Replication inhibitors have the potential to work with the protease inhibitors in a combination cocktail.

National Institute of Allergy and Infectious Diseases - In June 2022 the Company entered into a Non-Clinical Evaluation Agreement (“NCEA”) with the National Institute of Allergy and Infectious Diseases (“NIAID”) for exploratory preclinical studies to evaluate the potential of the Company’s 3CL protease inhibitors for the treatment of COVID-19. Under the NIAID collaboration, the Company has provided NIAID its proprietary process chemistry information for its oral 3CL protease inhibitors and the NIAID will in turn support a scale-up synthesis of a key intermediate of the oral 3CL protease inhibitors. The collaboration is ongoing.

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

In March 2022, the Company announced the initiation of enrollment of healthy adults in a dose-escalating Phase 1 study with orally administered CC-42344 being conducted in Australia. The randomized, double-controlled Phase 1 study is designed to assess the safety, tolerability and pharmacokinetics of CC-42344. In April 2022, we reported preliminary results from the first study cohorts with CC-42344 demonstrating a favorable safety and pharmacokinetic profile. In July 2022, we reported completion of the single ascending dose portion of the Phase 1 study and pharmacokinetic results from this portion of the study supporting the potential for once-daily dosing. In October 2022, we announced the completion of all subject enrollment in the Phase 1 study. The Company expects to report top line Phase 1 study results in 2022.

In August 2022, the Company announced it had entered into an agreement with a United Kingdom-based clinical research organization to conduct a human challenge Phase 2a study evaluating safety, viral and clinical measures of orally administered CC-42344 in influenza A-infected subjects. Under the human challenge model healthy adults will be deliberately infected with the influenza A virus under carefully controlled conditions, which we believe will hasten trial enrollment and ensure subjects are infected with influenza A.

In early 2023, the Company expects to submit an application to the United Kingdom Medicines and Healthcare Products Regulatory Agency to conduct a human challenge Phase 2a study. Pending clearance by the UK agency, the Phase 2a study with CC-42344 in influenza A-infected subjects is expected to begin in the second half of 2023.

Merck program - On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents that are effective against both influenza A and B strains.

In January 2021, we announced that we completed all research obligations under the Collaboration Agreement, and that Merck is now solely responsible for further preclinical and clinical development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies. Merck is continuing development of the compounds under the terms of our Collaboration Agreement. In April 2022, Merck indicated that it continued development of the compounds covered in this collaboration.

Norovirus Infections

We continue to develop non-nucleoside polymerase and protease inhibitors using the Company’s proprietary structure-based drug design technology platform. The Company is developing novel protease inhibitors against human norovirus and plan to conduct proof-of-concept animal studies. In addition, we obtained exclusive rights to norovirus protease inhibitors for use in humans pursuant to the license from KSURF. The Company expects to select a lead compound for the treatment of norovirus in the first half of 2023.

Results of Operations for the Three and Nine Months Ended September 30, 2022 compared to the Three and Nine Months Ended September 30, 2021

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended September 30, 2022 and 2021 were $3,872,000 and $2,105,000, respectively. The increase of $1,767,000 was primarily due to Influenza CC-42344 clinical trial and our Covid-19 program moving through the preclinical discovery stage.

Total research and development expenses for the nine months ended September 30, 2022 and 2021 were $9,105,000 and $6,061,000, respectively. The increase of $3,044,000 was primarily due increases in COVID-19 and influenza programs advancement.

We expect research and development expenses to continue to increase in 2022 as we continue to advance our pandemic and seasonal influenza A (CC-42344) into clinical trials this year and progress our pre-clinical COVID-19 program towards clinical development.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended September 30, 2022 and 2021 were $1,822,000 and $1,848,000, respectively. The decrease of $26,000 was primarily due to the timing of general expenses.

General and administrative expenses for the nine months ended September 30, 2022 and 2021 were $4,530,000 and $4,458,000, respectively. The increase of $72,000 was primarily a result of professional fees.

Goodwill Impairment

During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and concluded that goodwill was impaired in its entirety and recorded during the second quarter ended June 30, 2022 a $19,092,000 non-cash impairment. As of September 30, 2022, the Company had no remaining goodwill.

Legal Settlement

In July 2022, the Company filed a legal appeal and deposited $1,600,000 with the United State District Court for the District of Delaware as security during pending our appeal. During the second quarter ended June 30, 2022, the Company recorded a legal judgement for this amount inclusive of estimated costs.

Interest Expense, Net

Interest expense for the three months ended September 30, 2022 and 2021 was $1,000 and $1,000, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 was $2,000 and $4,000, respectively. The decrease for the nine months ended September 30, 2022 was due to changes in the finance lease agreements.

Other Income/(Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the nine months ended September 30, 2022 and 2021 was $12,000 and $27,000, respectively.

In 2022, the Company established a wholly-owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the nine months ended September 30, 2022 was $19,000.

Income Taxes

No income tax benefit or expense was recognized for the three and nine months ended September 30, 2022 and 2021. The Company’s effective income tax rate was 0.00% and 0.00% for the three and nine months ended September 30, 2022 and 2021. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and nine months ended September 30, 2022 was $5,700,000 and $34,336,000, respectively, compared with a net loss of $3,941,000 and $10,500,000 for the three and nine months ended September 30, 2021, respectively, as a result of goodwill impairment and expenses described above.

Liquidity and Capital Resources

Net cash used by operating activities was $16,542,000 for the nine months ended September 30, 2022 compared with net cash used by operating activities of $9,797,000 for the same period in 2021. This increase was primarily due to increase of operating costs related to pre-clinical development of our COVID-19 program, applications and commencement and progression of Influenza A clinical trials.

We had $62,000 net cash used for investing activities during the nine months ended September 30, 2022 compared with $44,000 net cash used for the same period in 2021. For the nine months ended September 30, 2022 the level of investments increased compared to September 30, 2021 due to additional laboratory equipment require to develop Covid-19.

Net cash used in financing activities totaled $20,000 for the nine months ended September 30, 2022 compared with net cash provided by financing activities of $38,475,000 for the same period in 2021. This decrease was primarily due to sufficient capital needs during the nine months ended September 30, 2022, which resulted in no equity offerings in the 2022 period as compared to the nine months ended September 30, 2021.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $42,056,000 unrestricted cash on September 30, 2022 and believes this is sufficient to maintain planned operations for the next 36 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 85,833 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the nine months ended September 30, 2022.

On May 4, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, pursuant to which the Company agreed to issue and sell 2,166,667 shares of the Company’s common stock at a public offering price of $18.48 per share, less underwriting discounts and commissions (the “Offering”). The Company received approximately $36.4 million in net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses. The Offering closed on May 7, 2021.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties the impact of the COVID-19 pandemic, the Russian invasion of Ukraine, and inflation and Federal Reserve interest rate increases in response thereto on the national and global economies and on our Company including supply chain disruptions and our continued ability to proceed with our programs, our collaboration partners, CROs, CDMOs, and on the national and global economy, including manufacturing and research delays arising from raw material and test animal shortages and other supply chain disruptions and other business interruptions, the ability of our CROs to recruit volunteers for, and to proceed with, clinical trials, the results of the multiple ascending dose portion of the Phase 1 study for CC-42344, possible delays resulting from the lockdown in Australia, the cooperation of the FDA and NIAID in accelerating development in our COVID-19 program, the achievement by Merck of certain milestones under the Collaboration Agreement, our ability to successfully identify, enter into and maintain additional strategic collaborations for further development of our product candidates, future results of planned research and, if successful, clinical trials, the availability of federal government funding and budgetary issues that may arise, general risks arising from clinical trials, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, receipt of regulatory approvals, and development of effective COVID-19 treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2021. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Based on management’s assessment at June 30, 2022, goodwill had been impaired and the Company had taken a $19,092,000 impairment on this intangible asset. As of September 30, 2022, the Company had no remaining goodwill.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2022 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2022. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

With respect to the previously disclosed lawsuit against the Company filed by Lee Pederson (“Pederson”), on October 3, 2022,the U.S. Supreme Court denied Pederson’s petition for a writ of certiorari.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

Cocrystal Pharma, Inc.

Dated: November 14, 2022	By:	/s/ Sam Lee
Sam Lee
President and Co-Interim Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2022	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Interim Chief Executive Officer
(Principal Financial Officer)

