Form 10-K
period 2022-12-31
Cocrystal Pharma, Inc.
filed 2023-03-29
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2022, was approximately $38.0 million.

The number of shares outstanding of the registrant’s common stock, as of March 21, 2023, was approximately 8,143,332 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective, and convenient to administer. We have identified promising discovery, preclinical and clinical stage antiviral compounds for unmet medical needs caused by coronavirus, influenza virus, norovirus, and hepatitis C virus (“HCV”) infections.

The Company operates in one segment. Management uses cash flows as the primary measure to manage its business and does not segment its business for internal reporting or decision-making.

Cocrystal Technology

We are developing antiviral therapeutics that inhibit the essential viral replication function of RNA viruses causing acute and chronic viral diseases. Our goals include treating influenza virus, coronavirus, and norovirus infections by discovering and developing drug candidates targeting the viral replication process. Additionally, one of our goals is to decrease the duration of HCV therapy by advancing our drug candidate targeting the HCV RNA-dependent RNA polymerase enzyme through partnerships and/or licensing activities. In the case of coronavirus antiviral therapeutics, we target replication enzymes and proteases that are required for the viral replication and transcription. To discover and design these inhibitors, we use a proprietary platform comprising computational chemistry, medicinal chemistry, X-ray crystallography and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the enzyme or protein to guide our structure-based drug design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that may cause undesirable clinical side effects. The successful application of our approach requires an extensive knowledge of viruses and drug targets. In addition, knowledge and experience in the fields of structural biology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist and Chairman of both our Scientific Advisory Board and Board of Directors (the “Board”), in addition to a recipient of the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on the highly conserved regions of the viral enzymes and inhibitor-enzyme interactions at the atomic level. Additionally, we have developed proprietary chemical libraries consisting of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We will continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

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

We have applied these techniques to develop antiviral inhibitors of four important viruses: influenza virus, coronavirus, norovirus and HCV.

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

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies. In the COVID-19 pandemic mutated viruses have been identified and sequenced demonstrating that the potential for resistance to current drugs and reduced effectiveness of vaccines is already present. For example, the Omicron variant which arose as the dominant strain of COVID-19 in late 2021 until it diminished in the winter of 2022 displayed increased resistance to available vaccines and treatments, resulting in the limitation or suspension of emergency use authorizations by the FDA for certain therapeutic products.

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

Fast onset of action: As viruses can reproduce rapidly and in enormous quantities in human cells, antiviral drugs are needed with faster onset of viral load reduction resulting in shorter treatment time.

Safety and tolerability: All drugs have side effects, also referred to as adverse effects. These usually result from a drug’s ability to bind to human molecules (usually proteins). When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects. Our inhibitors target viral replication enzymes, which are generally unique to viruses. Because the targets are viral, not human, minimal adverse effects may be the result. During the discovery phase, we evaluate candidate compounds for potential cross-reactivity with human replication enzymes and attempt to eliminate those compounds that are cross-reactive with human homologous proteins. In December 2022, we reported favorable safety and tolerability results from a Phase 1 study of our oral antiviral CC-42344 developed for the treatment of both pandemic and seasonal influenza A.

Ease of administration: We select compounds for development that can be administered orally, preferably once daily in pill-form, or by inhalation or injection.

Research and Development Update

During the year ended December 31, 2022 the Company focused its research and development efforts primarily in three areas:

Influenza infections

We have several candidates under development for the treatment of influenza infection. CC-42344, a novel oral PB2 inhibitor, was selected as a preclinical lead for the treatment of pandemic and seasonal influenza A, and was advanced to a Phase 1 clinical trial in 2022 as described in more detail below. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu resistant strains, and has favorable pharmacokinetic and drug resistance profiles.

In March 2022 enrollment was initiated in a randomized, double-blind, placebo-controlled Phase 1 study of CC-42344, which was conducted in Australia. In April 2022 we announced preliminary results from the first two cohorts of the single-ascending dose portion of the study in which CC-42344 demonstrated a favorable safety and pharmacokinetic profile. In December 2022, we reported favorable safety and tolerability results from a Phase 1 study of CC-42344 for the treatment of both pandemic and seasonal influenza A.

In addition, novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage. Several of these have potencies approaching single-digit nanomolar. On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. See “Item 1 – Business – Collaborations – Merck Collaboration” for more information.

In January 2021, we announced that we completed all research obligations under the Merck exclusive worldwide license and collaboration agreement, and that Merck would be solely responsible for further development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise. Merck is continuing development of the influenza A/B antiviral compounds under the terms of our Collaboration Agreement and is legally protecting the intellectual property of the collaboration compounds.

Coronavirus infections

In October 2022 we announced the selection of a novel, broad-spectrum antiviral drug candidate CDI-988 for clinical development as an oral treatment for SARS-CoV-2, the virus that causes COVID-19. CDI-988 targets a highly conserved region in the active site of SARS-CoV-2 main (3CL) protease required for viral replication and was specifically designed and developed as an oral antiviral candidate for COVID-19 using Cocrystal’s proprietary structure-based drug discovery platform technology.

In January 2022 we announced the selection of two investigational novel antiviral drug candidates, CDI-988 and CDI-873, for further development as oral treatments for coronaviruses, including SARS-CoV-2, the virus that causes COVID-19. Both compounds exhibited superior in vitro potency against SARS-CoV-2 with activity maintained against recent variants of concern. In preclinical studies, both candidates demonstrated a favorable safety profile and pharmacokinetic properties supportive of daily oral dosing. We plan to begin a randomized, double-blind, placebo-controlled Phase 1 study of CDI-988 during the first half of 2023.

In December 2020 we announced the selection of CDI-45205 for further development against coronaviruses including SARS-CoV-2, that causes COVID-19. CDI-45205 was one of the broad-spectrum protease inhibitors that were obtained from Kansas State University Research Foundation (“KSURF”) under an exclusive license agreement announced in April 2020. That agreement provides Cocrystal with an exclusive, royalty-bearing license to develop and commercialize therapeutic, diagnostic and prophylactic products against coronaviruses, caliciviruses and picornaviruses based on antivirals discovered by KSURF. See “Collaborations – Kansas State University Research Foundation.”

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase and protease inhibitors using the Company’s proprietary structure-based drug design technology platform. In addition, we now have exclusive rights to norovirus protease inhibitors for use in humans obtained in the license from KSURF (see under Collaborations below). We expect to select a preclinical lead in the first half of 2023.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused primarily by influenza A or B virus. The Centers for Disease Control and Prevention (the “CDC”) estimates that influenza was linked to approximately 79,000 deaths and 960,000 hospitalizations in the United States during the 2017-2018 flu season. According to the report published by BCC Research in May 2018, the global influenza market was valued at approximately $5.6 billion in 2017 and was expected to reach nearly $6.5 billion by 2022, increasing at a compound annual growth rate (CAGR) of 3.0% from 2017 through 2022.

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments osteltamivir phosphate (Tamiflu®) and zanamavir (Relenza®), baloxavir marboxil (Xofluza®) have appeared, and in some cases predominated. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to Tamiflu. These drugs target viral neuraminidase enzymes, which are not highly conserved between viral strains. In fact, different influenza virus strains such as H1N1 and H5N1 are named according to their respective differences in hemagglutinin (H) and neuraminidase (N).

The Company selected CC-42344, a novel PB2 inhibitor, as a lead candidate and has clinically completed a Phase 1 study. In December 2022, the Company reported on the favorable safety and tolerability results of the CC-42344 Phase 1 study and plan to initiate a Phase 2a study in the first half of 2023. CC-42344 binds to a highly conserved PB2 site of the influenza polymerase (PB1: PB2: PA), and exhibits a novel mechanism of action. CC-42344 has shown excellent antiviral activity against influenza A strains, including avian pandemic strains, and Tamiflu-resistant, Xofluza-resistant strains, and has a favorable pharmacokinetic profile. In addition to Tamiflu, an approved antiviral product candidate that is a competitor for the Company’s influenza programs, S-033188, being developed by Shionogi/Roche. S-033188 was approved as Xofluza in Japan on February 23, 2018, and in the US as baloxavir marboxil (trade name Xofluza®) on October 24, 2018. See “Item 1 – Business – Research and Development Update – Influenza” for more information. Xofluza-resistant strains emerged in both the US and Japan within several months of Xofluza being on the market.

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains.

As a global pandemic with 760,360,956 COVID-19 confirmed cases globally, including 6,873,477 deaths, as of March 16, 2023, according to the data reported by the World Health Organization (“WHO”). The COVID-19 pandemic and the measures taken by the federal, state and foreign governments to stop the spread of the virus have caused a significant disruption to the U.S. and global economy.

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

On October 22, 2020, FDA approved the antiviral drug Veklury (remdesivir) for the treatment of COVID-19 requiring hospitalization. Remdesivir is a nucleotide prodrug that inhibits viral replication and was previously evaluated in clinical trials for Ebola treatment in 2014. In addition to Veklury, the FDA has issued emergency authorization use on several antibody and antiviral therapeutics, including Paxlovid (nirmatrelvir and ritonavir) and Lagevrio (molpiravir). We continue pursuing the development of novel antiviral compounds for the treatment of coronavirus infections using our established proprietary drug discovery platform. By targeting the viral replication enzymes and protease, we believe it is possible to develop an effective treatment for all coronavirus diseases including COVID-19, Severe Acute Respiratory Syndrome (SARS), and Middle East Respiratory Syndrome (MERS) - coronaviruses.

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

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis including nausea, vomiting, stomach pain and diarrhea. Other symptoms include fatigue, fever and dehydration. Noroviruses are a major cause of gastrointestinal illness in closed and crowded environments, having become notorious for their common occurrence in hospitals, nursing homes, childcare facilities, and cruise ships. In the United States alone, noroviruses are the most common cause of acute gastroenteritis, and are estimated to cause 19-21 million illnesses each year and contribute to 109,000 hospitalizations and 900 deaths. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. A few companies have been developing antiviral treatments for this disease and four candidate vaccines are in stages of clinical testing by Vaxart Pharmaceutical, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

By targeting viral replication enzymes and a viral protease, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic approaches may warrant an accelerated path to market. The Company is developing inhibitors of the RNA-dependent RNA polymerase and protease of norovirus. Similar to the HCV polymerases, these enzymes are essential to viral replication and are highly conserved between all noroviral genogroups. Therefore, an inhibitor of these enzymes might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase and protease crystals and have identified promising inhibitors. We are implementing the platform and approaches that have proven successful in our other antiviral programs.

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

In our Influenza A/B program, our patent portfolio consists of a number of patent families pending, variously, as international (PCT) applications and in Taiwan. Aspects of this program are developed in collaboration with Merck, which is legally protecting the intellectual property of the collaboration compounds.

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

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, protecting intellectual property and Merck is responsible for worldwide commercialization of any products derived from the collaboration. The Company received an upfront payment of $4,000,000 in January 2019 and is eligible to receive milestone payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Other than the initial upfront payment, to date we have not received any payments under this Collaboration Agreement.

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

Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We face worldwide competition from larger biotechnology and pharmaceutical companies, universities and other academic or research institutions and government agencies that are developing and commercializing pharmaceutical products similar to our product candidates that target the viruses we are seeking to treat. We know of several companies that have marketed or are developing products for the treatment of influenza, coronavirus and HCV, including Roche, Gilead Sciences, Inc. (“Gilead”), Merck, Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co., Shionogi/Roche and Abbvie, Inc. Their products are widely considered effective. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies such as Pfizer Inc., Moderna, Inc., Janssen Pharmaceuticals, Inc., and academic institutions have been conducting research aimed at development of an effective treatment for, or a vaccine against, COVID-19. A number of vaccines and treatments for COVID-19 have been commercialized under the FDA’s emergency use authorization. At least one treatment and four vaccines for COVID-19 have received FDA approval. Many of the companies developing products for the viral diseases that are the focus of our programs have substantially greater financial resources, including government funding, expertise and capabilities than we do and have existing products in significantly more advanced stages of development. Additionally, viral mutations can lead to new strains or variants of a virus that may be more resistant to products we develop when compared to those of competitors. See “Risk Factors” for more information on the risks we face with respect to our competition.

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

In addition to the U.S. requirements such as those enforced by the FDA with respect to safety and efficacy of research, testing, development and production, we also must comply with applicable laws and regulations of any foreign jurisdictions in which we operate. For example, our Phase 1 trial in Australia in 2022 for CC-42344, our lead Influenza A product candidate, caused us to be subject to the Australian government’s laws and regulations pertaining to the research and development, including clinical testing on human subjects, of therapeutic product candidates. Our presence in Australia has also subjected us to more general laws applicable to operations abroad, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and comparable legislation and regulation in foreign jurisdictions. In general, the FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Further, because of our reliance on one or more CROs and CMOs with respect to our research and development activities both in the U.S. and in foreign jurisdictions, we may have limited control over compliance with such requirements in certain instances.

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

Human Capital

As of March 21, 2023, we employed 12 full-time employees. Of these full-time employees, nine are engaged in research and development activities. In addition, we have contracts with CROs, CMOs and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs, including in both preclinical and clinical studies for our product candidates.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as other information contained in this report, including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flow.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

●	We have incurred significant losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.

●	We have no history of commercializing products.

●	We will need additional funding to pursue our business objectives, including to eventually commercialize our product candidates if we complete research and development efforts and receive the required regulatory approvals for a product candidate in the future.

●	We allocated a significant amount of time and resources into developing a treatment for COVID-19, and these efforts may ultimately be unfruitful.

●	The regulatory approval processes of the FDA and other government authorities are lengthy, time consuming and inherently unpredictable.

●	If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, our business will be harmed.

●	Even if we do commercialize one or more products, most pharmaceutical products that achieve commercialization still do not recoup their cost of capital.

●	We face uncertainties with respect to the potential for new United States healthcare legislation which may lead to reduced pricing, among other things.

●	The cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all.

●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials or an ability to ultimately receive approval from the FDA.

●	We may not be successful in our efforts to research, develop, or in-license or acquire product candidates.

●	We face intense competition, which may limit or eliminate our commercial prospects with respect to product candidates.

●	We rely on third parties to research, develop and commercialize certain product candidates, and such third parties may not perform satisfactorily or act in our best interests.

●	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in the market.

●	We may become subject to expensive intellectual property litigation to enforce our intellectual property rights or defend against claims asserted by others.

●	The trading price and volume of our common stock may be volatile and could decline in which case investors could lose all or part of their investment.

Risk Factors

RISKS RELATED TO OUR BUSINESS

We have never generated revenue from product sales and all of our product candidates are currently in the preclinical and early clinical stage, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

We are a preclinical and early stage clinical, biopharmaceutical discovery and development company. We completed a Phase 1 clinical trial for our Influenza A lead oral candidate CC-42344 in December 2022. We also plan to commence a COVID-19 clinical trial in 2023 for our lead oral candidate CDI-988. Because of the need to complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least five years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

We had an accumulated deficit of $297,930,000 from inception through December 31, 2022 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early-stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have lost $297,930,000 from inception through December 31, 2022, expect losses to continue, and have never generated revenue from product sales. It is likely that we will need to raise additional capital in the future. There can be no assurance that we will ever generate income from operations or have positive cash flow from operations.

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

We are still in the early stages of preclinical and clinical development of our product candidates and have no products approved for commercial sale or presently in clinical trials. However, our ability to conduct clinical trials in a cost-effective manner and within the desired timeframes remains subject to uncertainties arising from COVID-19 (including the pandemic’s effect on third parties on which we rely), supply chain shortages, and potential difficulties in obtaining adequate participant enrollments. Further, developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. If we are able to advance our products through clinical trials, we may need to raise additional capital to support our operations and/or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

While we plan to commence a Phase 1 clinical study of our COVID-19 lead oral candidate CDI-988 in the first half of 2023, we may be unable to produce an effective therapy in a timely manner or at all. Additionally, we are committing substantial financial and other resources to our COVID-19 program, which may negatively impact our other programs. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies and academic institutions have developed vaccines, at least two of which have FDA approval. Some competitors have also received FDA approval or emergency use authorization for the treatment of COVID-19. Some of these large pharmaceutical companies, including Pfizer, Moderna and Janssen Biotech, Inc., have obtained FDA approval for vaccines which have demonstrated high efficacy rates and are currently being distributed to the general population, with the permitted age of use for certain vaccines as low as six months and older. While our COVID-19 program is focused on treatment rather than prevention, widespread vaccination limits our prospects with respect to any therapeutic product candidate we develop.

Further, some of our competitors that are also developing treatments for the virus have substantially more resources, including government funding, than we do and have existing products in significantly more advanced stages of development. For example, the FDA approved remdesivir, an investigational antiviral agent developed by Gilead for the treatment of patients with COVID-19 requiring hospitalization. In addition, the FDA has issued an emergency use authorization for the investigational monoclonal antibody therapy for the treatment of mild-to-moderate COVID-19 in adult and pediatric patients. At least one other competitor is conducting a combination Phase 2/3 clinical trials for a treatment using cannabidiol to treat COVID-19 for patients with heart issues. Another competitor is conducting Phase 2 clinical trials for the treatment of “long” COVID, also known as post-COVID syndrome, for patients who experience symptoms for more than four weeks. Even if we do obtain FDA authorization for a therapeutic product, the FDA may subsequently rescind or limit such authorization as more information about the product, including its efficacy and side effects, becomes available. Further, this virus is highly mutative and a number of variants have already arisen, and any treatment we are able to develop and commercialize will therefore remain subject to the risk that a mutation will occur that produces a strain or strains of the virus to which such treatment has a diminished effect or is ineffective. For example, the Omicron variant of the virus is more resistant to treatments that were effective against prior variants of the virus. If we do develop a treatment that is effective against a current variant, a later variant may arise that reduces or eliminates the product’s efficacy before we are able to commercialize it. Further, if this occurs, one or more competitors’ products may be more effective against new variants than ours, resulting in a diminished market for our products. For example, on February 11, 2022, the FDA announced its emergency use authorization for bebtelovimab, a new monoclonal antibody for the treatment of COVID-19 by non-hospitalized patients, that retains activity against the Omicron variant. If we are unable to timely advance our COVID-19 program, or if we fail to gain or maintain a market share as a result of our competitors developing and successfully commercializing vaccines and effective COVID-19 therapies more quickly than we do, our business and future prospects could be materially and adversely affected.

We will depend on Merck for the successful research, development and commercialization of our Influenza A/B product candidates.

We are party to the Collaboration Agreement, dated January 4, 2019, with Merck to research, develop, and commercialize certain proprietary Influenza A/B antiviral agents. On January 19, 2021, the Company announced that it had completed all research obligations under the Collaboration Agreement with Merck, and Merck is now solely responsible for further development of the Influenza A/B antiviral compounds and will also be solely responsible for the commercialization of any products derived therefrom. See “Item 1 – Business – Collaborations – Merck Collaboration” for more information on the Collaboration Agreement. As such, the success of this collaborative alliance will depend on the efforts and activities of Merck, particularly moving forward.

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

Further, pursuant to the Collaboration Agreement Merck will only be obligated to make many of the milestone payments if our Influenza A/B product receives required regulatory approvals, is commercialized and net sales exceed the thresholds set forth in the Collaboration Agreement. Achieving milestones may be difficult and time-consuming. If some or all of these goals are not achieved, we may not receive some or all of the milestone payments under the Collaboration Agreement. As of the date of this Report, none of the milestones under the Collaboration Agreement have been reached.

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

We intend to establish manufacturing relationships with a limited number of suppliers to manufacture raw materials, drug substances, and the drug product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes must be qualified by the FDA or foreign regulatory authorities prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a New Drug Application (“NDA”) or marketing authorization supplement, which could cause further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production.

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

Our long-term success and generation of revenue will depend upon the successful development of new products from our research and development activities, including those licensed or acquired from third parties. Product development is very expensive and involves a high degree of risk. Only a small number of research and development programs result in the commercialization of a product. For example, the FDA indicates that approximately 70% of drugs proceed past Phase 1 studies, 33% proceed past Phase 2, and just 25%-30% proceed past Phase 3 to Phase 4 which is the final phase in the FDA review and approval process for marketing therapeutic product candidates. The process for obtaining regulatory approval to market product candidates is expensive, usually takes many years, and can vary substantially based on the type, complexity, and novelty of the product candidates involved. Our ability to generate revenue would be adversely affected if we are delayed or unable to successfully develop our products.

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

We have invested and intend to continue to invest a significant portion of our efforts and financial resources in the identification and preclinical development of product candidates that target viral replication enzymes. Our ability to generate product revenues, which we do not expect will occur for many years, if ever, will depend heavily on the successful development and eventual commercialization of our product candidates.

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

If we or our partners must conduct additional clinical trials or other testing of any product candidates beyond those that are contemplated, or are unable to successfully complete clinical trials or other testing of any of our product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our partners may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing requirements; or

●	The FDA or foreign regulator will remove the product from the market after obtaining marketing approval.

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

The holder of an approved new drug application, or NDA must monitor and report AEs and SAEs and any failure of a product to meet the specifications in the NDA. The holder of an approved NDA must also submit new or supplemental applications and obtain FDA approval for certain changes to the approved product, product labeling or manufacturing process. Advertising and promotional materials must comply with FDA rules and other applicable federal and state laws and are subject to FDA review.

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

Our efforts to develop our product candidates are at an early stage. To date, with two exceptions, including recently completing a Phase 1 trial for our Influenza A product candidate in late 2022, we have not entered other compounds into human clinical trials. We plan to advance the Influenza A product to a Phase 2a trial, and to commence a Phase 1 trial for a COVID-19 product candidate, in 2023. We may be unable to progress our product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us.

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

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Further, governments may in the future alter intellectual property rights in a manner adverse to us or to our third-party collaborators, including actions taken at the international level. For example, in June 2022 member countries of the World Trade Organization (“WTO”) agreed to implement a multi-jurisdictional five-year waiver of patent protection with respect to vaccines that target COVID-19 in an effort to fight the pandemic and allow for a more equal distribution of resources, particularly for developing countries, towards that goal. This resulted from ongoing discussions among WTO member countries which began in 2020 with a proposal for a more extensive waiver that would have covered patents for COVID-19 related diagnostics and therapeutics as well as vaccines, and the WTO is still under discussions to potentially extend the waiver to such products. Similarly, some have argued that the WTO should also extend the waiver to apply to other types of intellectual property such as know-how related to the development and distribution of the COVID-19 related products. However, as of March 15, 2023 no definitive action has been taken on expanding upon the WTO waiver that is currently in effect. The WTO waiver, together with similar actions that may be taken with respect to COVID-19-related products or other products in which we are or may become involved could materially diminish or eliminate our ability to protect the underlying intellectual property rights we rely on for such products, including those licensed from third parties, and as a result any potential competitive advantage would be lost. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

Competitors may infringe on our patents or the patents of our licensors. To counter such infringement or unauthorized use, we may be required to file infringement claims, or we may be required to defend the validity or enforceability of such patents, which can be expensive and time-consuming. In an infringement proceeding, a court may decide that either one or more of our patents or our licensors’ patents is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue because our patents do not cover that technology. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put our patent applications at risk of not being issued.

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

If we obtain regulatory approval for one product candidate, we expect sales to generate substantially all of our product revenues, and as such, the failure of such product to find market acceptance would adversely affect our results of operations.

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

Under President Biden, we expect that the FDA, the Centers for Disease Control and other agencies which affect our business may increase their regulatory efforts. At the senior administrative level, new regulators with a regulatory zeal may tighten existing regulations and that approach may also be taken in the routine interactions between staff and our scientists and others. For example, since taking office in 2021, the Biden Administration has forwarded proposed rules and budget allocations intended to expand the FDA’s purview and regulatory capabilities. These rules or other regulatory developments which may occur in the future could have an adverse impact, directly or indirectly, on our operations or on the operations of our collaborators. Increased regulation and enforcement may lead to increased costs and further delays in getting approvals, which may adversely affect our business.

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

Additionally, in 2022 the Biden administration proposed legislation to implement a number of regulatory changes to make affordable healthcare available for a larger number of Americans, including by lowering the costs of prescription drugs. The proposal includes measures that would allow the government to negotiate prices of certain prescription drugs under Medicare and would redesign the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. Following the proposal, the Inflation Reduction Act was enacted later in 2022 which provides for lower cost prescription drugs and vaccines in Medicare and other federal programs, including by establishing a $2,000 annual cap on out-of-pocket drug costs for Medicare participants beginning in 2025. In a similar vein, in October 2022, President Biden issued an executive order to address concerns about the high costs of prescription drugs in the U.S., wherein the Secretary of the Department of Health and Human Services (“HHS”) was tasked with evaluating potential new health care payment and delivery models designed to lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. In its responsive report, the HHS indicated that it was “full steam ahead in delivering cost savings” and identified three potential price-reducing models for further consideration, as well as other areas for further research. Like the Inflation Reduction Act, certain of the recent or newly proposed regulatory changes will be subject to Congressional approval, and we cannot predict what, if any, of these broad proposals or other legislation or regulation will pass or otherwise be implemented, particularly with a divided Congress.

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

In some non-U.S. jurisdictions, the proposed pricing for a drug must be approved before it may be lawfully marketed. The requirements governing drug pricing vary widely from country to country. The European Union, or EU, provides options for its member states to restrict the range of medicinal products for which their national health insurance systems provide reimbursement and to control the prices of medicinal products for human use. A member state may approve a specific price for the medicinal product or it may instead adopt a system of direct or indirect controls on the profitability of the company placing the medicinal product on the market. There can be no assurance that any country that has price controls or reimbursement limitations for pharmaceutical products will allow favorable reimbursement and pricing arrangements for our products, if any are approved. Historically, products launched in the EU do not follow price structures of the U.S. and tend to be priced significantly lower.

If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may be unable to generate any revenues from product sales.

We do not have a team with experience in the sales, marketing and distribution of pharmaceutical products and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. To market any products that may be approved, we must build our sales, marketing, managerial and other non-technical capabilities or arrange with third parties to provide these services.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could cause increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is endemic;

●	the impact of any war or hostilities such as the Russian invasion of Ukraine;
●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

If we lose key management or scientific personnel, cannot recruit qualified employees, directors, officers, or other personnel or experience increases in our compensation costs, our business may materially suffer.

We depend on principal members of our executive and research teams; the loss of whose services may adversely impact the achievement of our objectives. We are highly dependent on our President and Co-Chief Executive Officer, Dr. Sam Lee and our Chief Financial Officer and Co-Chief Executive Officer, James Martin. We may be unable to locate a new Chief Executive Officer capable of running our company effectively, and any such individual will require high compensation in a competitive market for experienced and qualified personnel within our industry. We do not carry “key-man” life insurance on any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of March 21, 2023, we have 12 full-time employees. As our Company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to manage these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida and an administrative office in Australia. In addition, our Influenza A Phase 1 clinical trial depends on one or more CROs and their facilities located in Australia for Phase 1 and the United Kingdom for Phase 2a for the furtherance of our research and development efforts as to that product. We also plan use Australian CROs for our planned COVID-19 clinical trial in 2023. We and third parties on which we rely are vulnerable to natural disasters such as earthquakes, tornados, severe storms, hurricanes, tsunamis, and fires, as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters or similar events, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations.

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

If we fail to comply with Nasdaq’s minimum bid price requirement in the future, it could result in delisting of our common stock, negatively affect the price of our common stock and limit investors’ ability to trade in our common stock.

Our common stock is listed on The Nasdaq Capital Market (“Nasdaq”). Nasdaq rules impose certain continued listing requirements, including the minimum $1 bid price, corporate governance standards and number of public stockholders. In November 2021 we were notified by Nasdaq that we are not compliant with its closing bid price requirement because the closing bid price of our common stock was below $1.00 per share for 30 consecutive trading days. Because our common stock failed to trade at higher levels so that we could regain compliance with the Nasdaq minimum closing bid price, our Board recommended and our stockholders approved a reverse stock split subject to further Board approval. In order to regain compliance with the Nasdaq minimum bid provision, we effected a 1-for-12 reverse stock split by amending our Certificate of Incorporation on October 11, 2022.

Previously in December 2019 and again in November 2020, we failed to comply with the Nasdaq minimum bid price but were able to regain compliance without effecting a reverse stock split at those times.

Additionally, a reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders. While the bid price of our common stock was $1.91 on March 10, 2023. If we again fail to comply with Nasdaq’s minimum bid price, it is possible in the future that we will again have to seek stockholder approval, which we may not obtain particularly since retail investors often oppose reverse splits or do not vote and a reverse split requires the approval of the holders of the majority of the outstanding shares of our common stock.

RISKS RELATED TO OUR COMMON STOCK

Our stock price and trading volume has historically been volatile, and any increases in these metrics may be temporary for a number of reasons, which may cause investors to lose money.

Our stock price and trading volume is volatile, and the limited periods in which there were increases to our stock price and trading volume have historically been temporary in nature. Therefore, there can be no assurance that our stock price or trading volume will increase in the future, permanently or at all. For example, in order to increase our stock price above the $1.00 Nasdaq bid price minimum requirement, we effected a 1-for-12 reverse stock split on October 22, 2022. In the months leading up to the reverse split, the closing prices for our common stock (as retroactively adjusted for the reverse split) declined from $5.03 in late August 2022 down to $2.75 on October 10, 2022, and declined further following the reverse split taking effect to below $2.00 on certain dates in December 2022 and February 2023. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by the FDA of final approval of vaccines and treatments for COVID-19;

●	Announcements relating to the spread of new variants of COVID-19;

●	Announcements by competitors that they are initiating human trials of drugs to treat COVID-19;

●	Events which demonstrate that the rapid spread of COVID-19 has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	The results of our planned COVID-19 trial and other clinical trials;

●	Our announcement concerning the initiation of or delay in our planned clinical trials;

●	Merck’s announcements concerning our Influenza A/B product candidate; or

●	The termination of any other factors which may have created the unusual volatility and spike in volume.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	due to external factors such as geopolitical turmoil, inflation or other events, including the Russian invasion of Ukraine or other unknown hostilities, investors may sell our common stock to meet margin calls on other stocks or as the result of economic disruptions;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	Announcement of a future reverse split or our failure to obtain stockholder approval for a reverse split;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth in any of our significant markets.

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

On January 10, 2019, Dr. Phillip Frost, one of our directors, was permanently enjoined from violating a certain anti-fraud provision of the Securities Act of 1933 (the “Securities Act”), future violations of Section 13(d) of the Exchange Act and Rule 13d-1(a) thereunder and participating in penny stock offerings with certain exceptions. So long as Dr. Frost is a director or until January 11, 2024, the Company will be unable to rely on certain exemptions from registration including the exemptions under Rule 506 and Regulation A promulgated under the Securities Act absent a waiver issued by the Securities and Exchange Commission (the “SEC”). We have not applied for a waiver, and even if we do, the SEC may choose not to grant us a waiver. While there is a statutory exemption for private placements under Section 4(a)(2) of the Securities Act, case law creates uncertainty on establishing an exemption outside of the Rule 506 safe harbor. The absence of the Rule 506 safe harbor could adversely affect our ability to raise necessary capital in private placements. It has not and will not affect our ability to raise capital in registered public offerings.

Because of the Russian invasion of Ukraine and other major events, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

Beginning with the Russian invasion of Ukraine, certain events began to affect the global and United States economy including increased inflation, increases in the prices of commodities such as oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. The duration of this war and its impact are at best uncertain and continuation may result in Internet access issues if Russia, for example, began illicit cyber activities. More recently, in March 2023 two major U.S. banks collapsed, while certain other banks began facing extreme financial difficulty and seeking immediate sources of liquidity to remain open. These developments were widely considered a product of the rising interest rates that began in 2022 as the Federal Reserve in U.S. and central banks in other jurisdictions have sought to combat inflation. In the wake of these events, the U.S. and global capital markets have demonstrated substantial volatility, as many investors consider economic outlooks to be uncertain at best. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public the capital markets and us. We cannot predict how this will affect our business, but the impact may be material and adverse.

Because certain of our stockholders control a significant number of shares of our common stock, they may have effective control over our actions requiring stockholder approval.

As of March 21, 2023, our directors, executive officers and our former Board Chairman, and their respective affiliates, beneficially own approximately 12.6% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to influence or control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. Dr. Raymond Schinazi, our former Board Chairman, owns approximately 7.9% of our common stock.

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

During the year ended December 31, 2022 we did not conduct public or private offerings of securities. We expect that our current cash position will be sufficient to fund our operations over the next 12 months subject to the many uncertainties and risks that may rise such as those described herein, significant additional capital may be needed in the future to continue our planned operations. To the extent we have raised and continue to raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Future sales of large amounts of our common stock in the public market or a perception that such sales might occur could cause a decrease in our stock price.

As of March 21, 2023, out of approximately 8.1 million shares of common stock outstanding, approximately 6.8 million are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by our officers, directors and one 5% stockholder subject to a voting agreement, who we deem affiliates, are subject to additional restrictions as described below.

In general, Rule 144 provides that any person who is not an affiliate of the Company and has not been an affiliate for 90 days, and who has held restricted common stock for at least six months, is entitled to sell their restricted stock freely, provided that we remain subject to the Exchange Act reporting requirements and stay current in our SEC filings.

The shares of common stock outstanding which are held by affiliates of the Company are subject to additional restrictions. An affiliate may sell the greater of (i) one percent of our outstanding stock or (ii) as long as our common stock is listed on Nasdaq, the average weekly trading volume over a prior four-week period after a six-month holding period with the following restrictions:

(i)	we are current in our filings;

(ii)	certain manner of sale provisions; and

(iii)	filing of Form 144.

Additionally, as of December 31, 2022, we had approximately 350,000 options and 13,000 warrants outstanding that, if fully exercised, would result in the issuance of 363,000 shares of common stock and approximately 484,000 shares of common stock remain available for future grants under the Cocrystal Pharma, Inc. 2015 Equity Incentive Plan.

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

Institutional and individual investors are increasingly using ESG screening criteria to determine whether certain equity securities such as our common stock should be included in their investment portfolios, although certain states are resisting using ESG criteria. In recent years, a growing number of investors, regulators, self-regulatory organizations and other stakeholders have expressed an interest in setting often-ambitious ESG goals and to require the provision of new and more robust disclosure and implementation of such goals, including progress toward the goals and other matters of interest to ESG stakeholders. In response, we may voluntarily elect or be required to adopt strategies, policies, or procedures related to ESG matters, in response to new rules or regulations, external pressures or otherwise. Any efforts we may undertake to accomplish and accurately report on ESG goals and objectives could present numerous material operational, reputational, financial, legal and other risks, any of which could have a material negative impact, including on our reputation and stock price. For example, any ESG objectives or policies we implement, be it in response to new laws, regulations or rules (including any that may in the future be implemented by the SEC or Nasdaq), actions taken by self-regulatory organizations, investors or other stakeholders, or otherwise, could cause us to expend significant capital and human resources and/or divert management’s attention from central operational matters. Further, any failure by us to accurately disclose and effectively carry out ESG undertakings, which may include forward-looking proposals based on assumptions and subject to factors beyond our control, could expose us to reputational harm, government enforcement or private litigation, and stock price and volume volatility.

Our ability to use our net operating loss carry forwards and certain other tax attributes may be limited.

Under Section 382 of the Internal Revenue Code of 1986 if a corporation undergoes an “ownership change,” generally defined as a greater than 50% change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry forwards (“NOLs”), and other pre-change tax attributes (such as research tax credits) to offset its post-change income may be limited. We believe that, with the RFS Pharma, LLC and Cocrystal Discovery, Inc. mergers and other transactions that have occurred more than seven years ago, we may have triggered an “ownership change” limitation. We may also experience ownership changes in the future because of subsequent shifts in our stock ownership. If we generate taxable income, our ability to use our pre-change NOLs carry forwards to offset U.S. federal taxable income may be subject to limitations, which could result in increased future tax liability to us. At the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act provides that state and federal courts have concurrent jurisdiction over claims to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. To date, the Delaware Supreme Court has upheld the exclusive jurisdiction provisions in certificates of incorporation for claims under the Securities Act, but the U.S. Court of Appeals for the Seventh Circuit held that a forum selection clause was unenforceable as to a derivative claim that was brought under the Exchange Act. Further, to date no court has ruled on the exclusive venue provision for claims under the Securities Act. Accordingly, if a stockholder files a Securities Act claim or an Exchange Act claim in a federal court and we seek to rely upon the Delaware venues, we may not be successful.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We have operating facilities in Bothell, Washington and Miami, Florida, as well as an administrative facility in Melbourne, Australia.

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

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,063.72 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022. Pending the outcome of the appeal, the Company paid $1.6 million into the registry of the court which stayed execution of the Judgment. The United States Court of Appeals for the Third Circuit (the “Third Circuit”) held oral argument on the appeal on March 8, 2023. As of the date of this Report, the Third Circuit has not issued a ruling on the appeal.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. In Pederson II, Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. Pederson II had previously been stayed by the court, pending disposition of Pederson I. With that first lawsuit having been dismissed and appeal denied, the stay was lifted in Pederson II, and the Company and all other defendants in that case filed Motions to Dismiss the (then amended) complaint. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit, and on December 29, 2021 the Eighth Circuit affirmed the decision of the District Court. Thereafter, on or about January 11, 2022 Pederson sought via petition, re-hearing en banc by the Eighth Circuit. On October 3, 2022, the U.S. Supreme Court denied Pederson’s petition for a writ of certiorari.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “COCP”. As of March 21, 2023, there were approximately 434 holders of record of our common stock.

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

During fiscal year ended December 31, 2022, the following key aspects of our business advanced:

Pandemic and Seasonal Influenza A

●	Our novel oral PB2 inhibitor, CC-42344, has shown excellent antiviral activity against influenza A strains including pandemic and seasonal strains, as well as strains resistant to Tamiflu® and Xofluza®.
●	We initiated enrollment in our randomized, double-controlled, dose-escalating Phase 1 study to evaluate the safety, tolerability and pharmacokinetics of orally administered CC-42344 in healthy adults.

●	In April 2022 we announced preliminary Phase 1 study data, demonstrating a favorable safety and PK profile in the first two cohorts in the single-ascending dose portion of the study.
●	In July 2022 we reported PK results from the single-ascending dose of the study supporting once-daily dosing.
●	In December 2022 we reported favorable safety and tolerability results from the Phase 1 study with CC-42344 for influenza A.
●	We entered into an agreement with a United Kingdom-based clinical research organization to conduct a human challenge Phase 2a study evaluating safety, viral and clinical measures of orally administered CC-42344 in influenza A-infected subjects. Under the human challenge model, healthy adults will be infected with the influenza A virus under carefully controlled conditions, which we believe will hasten trial enrollment.
●	Preparations made to apply with the United Kingdom Medicines and Healthcare Products Regulatory Agency in the first half of 2023 to conduct a human challenge Phase 2a study. Pending clearance by the agency, we expect to initiate the study in the second half of 2023.
●	Preclinical development is underway with an inhaled formulation of CC-42344 as a treatment and prophylaxis for influenza A.

Pandemic and Seasonal Influenza A/B Program

●	Merck Sharp & Dohme Corp. notified the Company that they continue development activities with the compounds discovered under a collaborative Exclusive License and Research Collaboration Agreement to discover and develop certain proprietary influenza antiviral agents that are effective against both influenza A and B strains. This agreement includes milestone payments of up to $156 million plus royalties on sales of products discovered under the agreement.

Oral Protease Inhibitor CDI-988

●	We selected CDI-988 as our lead candidate for development as a potential oral treatment for SARS-CoV-2. CDI-988, which was designed and developed using our proprietary structure-based drug discovery platform technology, targets a highly conserved region in the active site of SARS-CoV-2 3CL (main) protease required for viral RNA replication.
●	We are currently conducting good laboratory practice (GLP) toxicology studies in preparation for a Phase 1 study.
●	Preparations are underway to submit an application to the Australian regulatory authority for a planned randomized, double-blind, placebo-controlled Phase 1 study. Pending regulatory clearance, we expect to initiate the study in the first half of 2023.

Intranasal/Pulmonary Protease Inhibitor CDI-45205

○	An IND-enabling study is ongoing with CDI-45205, our novel SARS-CoV-2 3CL (main) protease inhibitor being developed as a potential treatment for COVID-19 and its variants.

Replication Inhibitors

○	We are using our proprietary structure-based drug discovery platform technology to discover replication inhibitors for orally administered therapeutic and prophylactic treatments for SARS-CoV-2. Replication inhibitors hold potential to work with protease inhibitors in a combination therapy regimen.

Norovirus Program

●	We are developing certain proprietary broad-spectrum, non-nucleoside polymerases for the treatment of human norovirus infections using our proprietary structure-based drug design technology platform. We also hold exclusive rights to norovirus protease inhibitors for use in humans under the KSURF license.

Results of Operations

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our ten employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $12,392,000 for the year ended December 31, 2022, compared with $8,794,000 for the year ended December 31, 2021. The increase of $3,598,000 was primarily due to advancing our influenza lead candidate CC-42344 through a Phase 1 trial and preparation for a Phase 2a clinical trial planned for 2023, as well as advancing our lead COVID-19 clinical oral candidate CDI-988 in preparation for a Phase 1 clinical trial planned for 2023.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $5,745,000 for the year ended December 31, 2022, compared with $5,427,000 for the year ended December 31, 2021. This increase of $318,000 was primarily due professional fees and litigation.

In the ordinary course of business, the Company entered into non-cancellable related party leases for its facilities (see Note 13 – Transactions with Related Parties in the following Consolidated Financial Statements).

Goodwill Impairment

During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and concluded that goodwill was impaired in its entirety and recorded during the second quarter ended June 30, 2022 a $19,092,000 non-cash impairment. As of December 31, 2022, the Company had no remaining goodwill.

Legal Settlement

In July 2022, the Company filed a legal appeal and deposited $1,600,000 with the United State District Court for the District of Delaware as security during pending our appeal. During the second quarter ended June 30, 2022, the Company recorded a legal judgement for this amount inclusive of estimated costs.

Interest Income/Expense

Interest expense was $2,000 for the year ended December 31, 2022, compared to $4,000 for the year ended December 31, 2021. The interest expense in 2022 and 2021 is related to lease agreements.

Other Income/Expense

Other income/expense, net, was an expense of $8,000 for the year ended December 31, 2022 compared with income of $36,000 for the year ended December 31, 2021. This year-over-year change primarily consisted of recognized non-cash changes in the fair value of our derivative liabilities as our stock price fluctuated. Under accounting principles generally accepted in the United States, we record other income or expense for the change in fair value of our outstanding warrants that are accounted for as liabilities during each reporting period. If the value of the warrants increases during a period, which occurred during the year ended December 31, 2022, we record other income. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, a decrease in the fair value of our common stock during a given period generally results in other income while an increase in the fair value of our common stock generally results in other expense.

Net Loss

We had a net loss of $38,837,000 for the year ended December 31, 2022, compared to a net loss of $14,185,000 for the year ended December 31, 2021. This increase of $24,652,000 was primarily due to a $19,092,000 non-cash impairment-loss of goodwill and increased research and development expenses as we continue in our efforts to advance CC-42344, CDI-988 and other product candidates.

Liquidity and Capital Resources

For the year ended December 31, 2022, net cash used in operating activities was $21,435,000, compared to net cash used in operating activities of $12,719,000 for the year ended December 31, 2021. The increase in cash used in operating activities in 2022 as compared to 2021 was attributable to the increase of operating costs related to our COVID-19 and influenza-A clinical trials.

For the year ended December 31, 2022, net cash used in investing activities netted to $74,000, which consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington. For the year ended December 31, 2021, our net cash used in investing activities consisted of $52,000.

For the year ended December 31, 2022, net cash used by financing activities was $27,000, compared to net cash provided by financing activities of $38,466,000 for the year ended December 31, 2021. Net cash used by financing activities in 2022 was result of finance lease payments, and 2021 net cash generated was the result of issuance common stock, net of finance lease payments.

The Company had approximately $35 million cash on hand on March 21, 2023. We expect that this cash balance will be sufficient to support the Company’s working capital needs for the 12 months following the filing of this Report.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as a company advances a product candidate toward clinical programs. Historically, we have financed our operations with the proceeds from public and private equity and debt offerings, including additional investments by certain existing stockholders, and entered into strategic partnerships and collaborations for the research, development and commercialization of product candidates. We have one hepatitis C product candidate that has completed a Phase 2a clinical trial and one influenza A product candidate that has completed a Phase 1 trial and is expected to proceed to Phase 2a in 2023, as well as other influenza A/B product candidates under our Collaboration Agreement with Merck. Additionally, we expect that in the long term in case of successful development and commercialization of one or more influenza A/B antiviral agents under the Collaboration Agreement we will be eligible to receive certain milestone payments up to a total of $156 million, including payments associated with the successful product development and attainment of certain U.S. and EU regulatory approvals for the developed products and sales volume and royalties on net sales of the products. See “Item 1 – Business – Collaborations – Merck Collaboration.” However, in order to conduct research and development of our other product candidates, including our potential COVID-19 therapy, we may need to raise additional capital to support our operations or form partnerships, in addition to our existing collaborative alliances. Such funding or partnerships may not be available to us on acceptable terms, or at all.

We did not raise any proceeds from the sale of common stock during the year ended December 31, 2022. Set forth below is a summary of financings which occurred since 2020.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. In January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2.1 million. There were no sales under the ATM Agreement for the remainder of 2021 or 2022.

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

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, our expectations regarding future characteristics of the product candidates we develop, the expected time of achieving certain value driving milestones in our programs, including, preparation, commencement and advancement of clinical studies for certain product candidates in 2023, our expectations with respect to HCV market opportunity and our plans regarding further clinical development of CC-31244, the potential future results of our collaboration with Merck pursuant to the Collaboration Agreement, including potential receipt of milestone payments and royalties, our expectations related to our collaborations with KSURF, our expectations regarding future operating results, statement regarding the suitability and adequacy of our properties and capital resources, anticipated payments under the license agreements with KSURF, and our future liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include the risks and uncertainties arising from the risks arising from the impact of COVID-19 (including long-term and pervasive effects of the virus), inflation, interest rate increases and the Ukraine war on our Company, our collaboration partners, and on the U.S., U.K. and global economy, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and CMOs, the results of the studies for CC-42344 and CDI-988, the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our reliance on Merck for further development in the influenza A/B program under the license and collaboration agreement, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop, and the outcome of our appeal of the summary judgment. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2022, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

Fair value is typically estimated using an income approach based on the present value of future discounted cash flows. The significant estimates in the discounted cash flow model primarily include the discount rate, and rates of future revenue and expense growth and/or profitability of the acquired assets. In performing an impairment test, the Company considers, among other factors, the Company’s intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Cocrystal’s product candidates.

The Company uses judgement in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as a continued decline in the market capitalization of the Company, would determine the need for impairment testing between annual impairment tests. During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and concluded that goodwill was impaired in its entirety and recorded a $19,092,000 non-cash impairment. On December 31, 2022, the Company had no goodwill.

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

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Bothell, Washington

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill Impairment Assessment

As described in Note 5 to the consolidated financial statements, the Company’s consolidated net goodwill balance was $19,092 as of December 31, 2021. Management tests its goodwill for impairment on November 30 or more frequently if circumstances indicate that the carrying value of a reporting unit may exceed its fair value. If the carrying amount of the Company, as a sole reporting unit, including goodwill, exceeds its fair value, an impairment loss is recognized in an amount equal to that excess up to the amount of the recorded goodwill. During the second quarter of 2022, the Company experienced a sustained decrease in its share price, and as of June 30, 2022, the Company’s market capitalization was below the carrying value of the Company’s net assets. Pursuant to current accounting guidance, management concluded that this was an impairment triggering event, and performed an impairment assessment of its goodwill. Based on the results of the impairment assessment, management determined that its goodwill was impaired and recognized an impairment charge of $19,092 related to goodwill during the year ended December 31, 2022. Following the impairment, the Company had no remaining goodwill as of December 31, 2022.

We identified the evaluation of goodwill impairment as a critical audit matter because of the significant judgment by management when determining the fair value of the reporting unit. This required a high degree of auditor judgment and increased auditor effort in auditing such assumptions.

The primary procedures we performed to address this critical audit matter included: (i) obtained an understanding of management’s process for determining the fair value of the reporting unit, (ii) We evaluated the allocation of the Company’s estimated fair value to its reporting units and the comparison of the Company’s estimated fair value to its market capitalization, and (iii) we recalculated the impairment recorded for goodwill of $19,092 based on the excess of the carrying values of goodwill over its estimated fair value as of December 31, 2022.

We have served as the Company’s auditor since 2019.

/s/ Weinberg & Company
Los Angeles, California
March 29, 2023

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2022	December 31, 2021

Assets
Current assets:
Cash	$37,144	$58,705
Restricted cash	75	50
Tax credit receivable	716	-
Prepaid expenses and other current assets	2,243	568
Total current assets	40,178	59,323
Property and equipment, net	342	453
Deposits	46	46
Operating lease right-of-use assets, net (including $99 and $153 to related party)	274	478
Goodwill	-	19,092
Total assets	$40,840	$79,392

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$976	$1,297
Current maturities of finance lease liabilities	7	27
Current maturities of operating lease liabilities (including $59 and $53 to related party)	233	209
Derivative liabilities	-	12
Total current liabilities	1,216	1,545
Long-term liabilities:
Finance lease liabilities	-	7
Operating lease liabilities (including $42 and $101 to related party)	57	291
Total long-term liabilities	57	298
Total liabilities	1,273	1,843

Commitments and contingencies

Stockholders’ equity:
Common stock $0.001 par value; 150,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; 8,143 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	8	8
Additional paid-in capital	337,489	336,634
Accumulated deficit	(297,930)	(259,093)
Total stockholders’ equity	39,567	77,549
Total liabilities and stockholders’ equity	$40,840	$79,392

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,
	2022	2021
Operating expenses:
Research and development	$12,392	$8,794
General and administrative	5,745	5,427
Legal settlement	1,600	-
Impairments	19,092	-
Total operating expenses	38,829	14,221

Loss from operations	(38,829)	(14,221)

Other (expense) income:
Interest expense, net	(2)	(4)
Change in fair value of derivative liabilities	12	49
Foreign exchange loss	(18)	(9)
Total other income (expense), net	(8)	36

Net loss	$(38,837)	$(14,185)

Net loss per common share:
Loss per share, basic and diluted	$(4.77)	$(0.16)
Weighted average number of common shares outstanding, basic and diluted	8,143	7,364

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2020	5,891	6	297,407	(244,908)	52,505
Stock-based compensation	-	-	724	-	724
Sale of common stock, net of transaction costs	2,252	2	38,503	-	38,505
Net loss	-	-	-	(14,185)	(14,185)
Balance as of December 31, 2021	8,143	$8	$336,634	$(259,093)	$77,549
Stock-based compensation	-	-	855	-	855
Net loss	-	-	-	(38,837)	(38,837)
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2022	2021

Operating activities:
Net loss	$(38,837)	$(14,185)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	185	190
Right of use assets	203	192
Loss on impairment of goodwill	19,092	-
Stock-based compensation	855	724
Change in operating lease liabilities	(209)	(195)
Change in fair value of derivative liabilities	(12)	(49)
Changes in operating assets and liabilities:
Accounts receivable	-	556
Tax credit receivable	(716)	-
Prepaid expenses and other current assets	(1,675)	(169)
Accounts payable and accrued expenses	(321)	(217)

Net cash used in operating activities	(21,435)	(12,719)

Investing activities:
Purchases of property and equipment	(74)	(52)
Net cash used in investing activities	(74)	(52)

Financing activities:
Payments of finance lease obligations	(27)	(39)
Proceeds from sale of common stock, net of transaction costs	-	38,505
Net cash provided by (used in) financing activities	(27)	38,466

Net increase (decrease) in cash and restricted cash	(21,536)	25,695
Cash and restricted cash at beginning of period	58,755	33,060
Cash and restricted cash at end of period	$37,219	$58,755

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES:
Recognition of operating lease right-of-use assets and operating lease liabilities	$-	$171

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2022 and 2021

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

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2022, the Company recorded a net loss of approximately $38,837,000 and used approximately $21,435,000 of cash in operating activities.

On December 31, 2022, the Company had cash and cash equivalents of approximately $37,219,000. We believe that our current resources will be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2022, the Company has primarily funded its operations through equity offerings.

The Company will need to continue obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including economic conditions, the evolving impact of the COVID-19 pandemic on our business, the approval and success of our products in development, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and legal proceedings that may arise. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

Additionally, the rapid development and fluidity of the COVID-19 pandemic and new variants of the virus makes it very difficult to predict its ultimate impact on our business, results of operations and liquidity. The pandemic presents a significant uncertainty that could materially and adversely affect our results of operations, financial condition and cash flows. The combination of potential disruptions to our business resulting from COVID-19 together with and volatile credit and capital markets could adversely impact our future liquidity, which could have an adverse effect on our business and results of operations. We will continue to monitor and assess the impact COVID-19 and new variants of the virus may have on our business and financial results.

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

Segments

The Company operates in one segment. In accordance with the “Segment Reporting” Topic of the ASC, the Company’s chief operating decision makers have been identified as the Co-Chief Executive Officers, who review operating results to make decisions about allocating resources and assessing performance for the entire Company. Existing guidance, which is based on a management approach to segment reporting, establishes requirements to report selected segment information quarterly and to report annually entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenue. All material operating units qualify for aggregation under “Segment Reporting” due to their similar customer base and similarities in: economic characteristics; nature of products and services; and procurement, manufacturing and distribution processes. Since the Company operates in one segment, all financial information required by “Segment Reporting” can be found in the accompanying consolidated financial statements.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2022 and 2021, our primary operating account held approximately $37,144,000 and $58,705,000, respectively, and our collateral account balance of $75,000 as of December 31, 2022 and other cash accounts are maintained at different institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2022 and 2021.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2022	December 31, 2021
Cash	$37,144	$58,705
Restricted cash	75	50
Total cash and restricted cash shown in the statements of cash flows	$37,219	$58,755

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

At December 31, 2022 and 2021, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of notes payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2022 and 2021. A reconciliation of the beginning and ending Level 3 liabilities for is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2022	2021
Balance, January 1,	$12	$61

Change in fair value of warrants potentially settleable in cash (Note 9)	(12)	(49)
Balance at December 31,	$0	$12

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

Fair value is typically estimated using an income approach based on the present value of future discounted cash flows. The significant estimates in the discounted cash flow model primarily include the discount rate, and rates of future revenue and expense growth and/or profitability of the acquired assets. In performing an impairment test, the Company considers, among other factors, the Company’s intention for future use of acquired assets, analyses of historical financial performance and estimates of future performance of Cocrystal’s product candidates.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $506,000 and $533,000 for the years ended December 31, 2022 and 2021, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Research and Development Expenses

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s clinical products. All research and development costs are expensed as incurred. Research and development costs are presented net of tax credits.

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2022, the Company recorded tax credits of $805,000 as a reduction of research and development expense, of which approximately $716,000 was recorded as tax credit receivable as of the year then ended.

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

Stock-Based Compensation

The Company periodically issues stock-based compensation to officers, directors, and consultants for services rendered. Such issuances vest and expire according to terms established at the issuance date.

Stock-based payments to employees, directors, and for acquiring goods and services from nonemployees, which include grants of employee stock options, are recognized in the financial statements based on their grant date fair values in accordance with ASC 718, Compensation-Stock Compensation. Stock option grants to employees, which are generally time vested, are measured at the grant date fair value and depending on the conditions associated with the vesting of the award, compensation cost is recognized on a straight-line or graded basis over the vesting period. Recognition of compensation expense for non-employees is in the same period and manner as if the Company had paid cash for the services. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model, which uses certain assumptions related to risk-free interest rates, expected volatility, expected life, and future dividends. The assumptions used in the Black-Scholes option pricing model could materially affect compensation expense recorded in future periods.

Common Stock Purchase Warrants and Other Derivative Financial Instruments

We classify as equity any contracts that require physical settlement or net-share settlement or provide us a choice of net-cash settlement or settlement in our own shares (physical settlement or net-share settlement) provided that such contracts are indexed to our own stock as defined in ASC 815-40, Contracts in Entity’s Own Equity. We classify as assets or liabilities any contracts that require net-cash settlement (including a requirement to net cash settle the contract if an event occurs and if that event is outside our control) or give the counterparty a choice of net-cash settlement or settlement in shares (physical settlement or net-share settlement). We assess the classification of our common stock purchase warrants and other freestanding derivatives at each reporting date to determine whether a change in classification between assets and liabilities is required.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2022	2021
Outstanding options to purchase common stock	350	206
Warrants to purchase common stock	13	20
Total	363	226

Recent Accounting Pronouncements

The following are new FASB Accounting Standards Updates that have not been adopted by the Company as of December 31, 2022, and contain detail regarding the effective dates:

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASC 326”). The standard significantly changes how entities will measure credit losses for most financial assets, including accounts and notes receivable. The standard will replace today’s “incurred loss” approach with an “expected loss” model, under which companies will recognize allowances based on expected rather than incurred losses. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for interim and annual reporting periods beginning after December 15, 2019. The adoption of ASU 2016-13 is not expected to have a material impact on the Company’s financial position, results of operations, and cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for convertible debt by eliminating the beneficial conversion and cash conversion accounting models. Upon adoption of ASU 2020-06, convertible debt proceeds, unless issued with a substantial premium or an embedded conversion feature that is not clearly and closely related to the host contract, will no longer be allocated between debt and equity components. This modification will reduce the issue discount and result in less non-cash interest expense in financial statements. ASU 2020-06 also updates the earnings per share calculation and requires entities to assume share settlement when the convertible debt can be settled in cash or shares. For contracts in an entity’s own equity, the type of contracts primarily affected by ASU 2020-06 are freestanding and embedded features that are accounted for as derivatives under the current guidance due to a failure to meet the settlement assessment by removing the requirements to (i) consider whether the contract would be settled in registered shares, (ii) consider whether collateral is required to be posted, and (iii) assess stockholder rights. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, and only if adopted as of the beginning of such fiscal year. The Company adopted ASU 2020-06 effective January 1, 2021. The adoption of ASU 2020-06 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of Cocrystal Australia operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized an income (loss) of approximately $(18,161) and $(8,631) for the years ended December 31, 2022 and 2021, respectively.

As of December 31, 2022 and 2021, the Company’s cash balances consisted of the following (in thousands):

	2022	2021
U.S. Dollars	$37,177	$58,741
Australian Dollars – in US $	42	14
Cash Balance	$37,219	$58,755

4. Property and Equipment

Property and equipment as of December 31, consists of the following (table in thousands):

	2022	2021
Lab equipment (excluding equipment under finance leases)	$1,631	$1,557
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	194	194
Computer and office equipment	131	131
Total property and equipment	1,956	1,882
Less accumulated depreciation	(1,614)	(1,429)
Property and equipment, net	$342	$453

Depreciation expense was $185,000 and $190,000 for the years ended December 31, 2022 and 2021, respectively.

5. Goodwill

The Company completed its annual impairment test in November 2021, and at that time determined the fair value of its reporting unit, as determined utilizing both the Company’s Nasdaq market capitalization and an income approach analysis; exceeded the carrying value of the reporting unit as of December 31, 2021; therefore, management did not consider the $19,092,000 of goodwill to be impaired.

The Company uses judgement in assessing whether assets may have become impaired between annual impairment tests. The occurrence of a change in circumstances, such as a continued decline in the market capitalization of the Company, would determine the need for impairment testing between annual impairment tests. During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and management concluded that goodwill was impaired in its entirety and recorded a $19,092,000 non-cash impairment.

As of December 31, 2022, the Company had no remaining goodwill.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (table in thousands):

	2022	2021
Accounts payable	$614	$578
Accrued compensation	130	104
Accrued other expenses	232	615
Total accounts payable and accrued expenses	$976	$1,297

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of year-end.

7. Common Stock

As of December 31, 2022, the Company has authorized 150,000,000 shares of common stock, $0.001 par value per share. The Company had approximately 8,143,000 shares issued and outstanding as of December 31, 2022 and 2021, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

The Company was a party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 85,834 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2.1 million. There were no sales under the ATM Agreement during the remainder of 2021 or 2022.

On May 4, 2021, the Company entered into an underwriting agreement with H.C. Wainwright & Co., LLC, pursuant to which the Company agreed to issue and sell 2,167,000 shares of the Company’s common stock at a public offering price of $18.48 per share, less underwriting discounts and commissions (the “Offering”). The Company received approximately $36.4 million in net proceeds from the Offering, after deducting underwriting discounts and estimated offering expenses. The Offering closed on May 7, 2021.

8. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan has expired, and the Company no longer issues any awards under the 2007 Plan. As of December 31, 2022, there are 424 outstanding incentive stock options granted under the 2007 Plan that are eligible to purchase shares of the Company’s common stock. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity Incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2022, approximately 483,833 million options remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the years ended December 31, 2022 and 2021 (table in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2020	190	148	$30.36	$29
Increase in authorized options	416	-	-	-
Granted	(87)	86	13.32	-
Expired	81	-	-	-
Cancelled	29	(29)	26.16	-
Balance at December 31, 2021	629	205	$23.76	$-
Increase in authorized options	-	-	-	-
Granted	(158)	158	5.04	-
Expired	12	(12)	33.24	-
Cancelled	1	(1)	15.36	9
Balance at December 31, 2022	484	350	$15.36	$9

During the year ended December 31, 2022 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 158,012 shares of common stock. The options have an exercise price of $5.04 per share, expire in ten years, and vest as follows: one half vests on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2022. The total fair value of these options at the grant date was approximately $633,000 using the Black-Scholes Option pricing model. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2022:

Assumptions:
Weighted average per share grant date fair value	$12.01
Risk-free interest rate	2.89%
Expected dividend yield	0.00%
Expected volatility	111.96%
Expected terms (in years)	5.83

During the year ended December 31, 2021 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 86,170 shares of common stock. The options have an exercise price of $13.32 per share, expire in ten years, and vest as follows: one half vests on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2021. The total fair value of these options at the grant date was approximately $965,000 using the Black-Scholes Option pricing model. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2021:

Assumptions:
Weighted average per share grant date fair value	$11.16
Risk-free interest rate	0.91%
Expected dividend yield	0.00%
Expected volatility	114.62%
Expected terms (in years)	5.83

For the years ended December 31, 2022 and 2021, equity-based compensation expense for options vesting during the period was $855,000 and $724,000, respectively.

As of December 31, 2022, there was $1,052,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 2.8 years. For options granted and outstanding, there were 349,901 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $14.98, and weighted average remaining contractual term of 8.4 years at December 31, 2022. For vested and exercisable options, outstanding shares totaled 140,359, with an aggregate intrinsic value of $0.00. These options had a weighted-average exercise price of $26.53 per share and a weighted-average remaining contractual term of 7.2 years at December 31, 2022.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2022 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2022 of approximately $1.95 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2022	2021

Stock options issued and outstanding	350	206
Shares authorized for future option grants	484	628
Warrants outstanding	20	20
Total	854	854

9. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2022 and 2021 (table in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2020	7	2	11	20
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, December 31, 2021	7	2	11	20
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	(7)	-	-	(7)
Outstanding, December 31, 2022	-	2	11	13
Expiration date	Oct 27, 2022	Oct 24, 2023	Jan 16, 2024

Warrants outstanding as of December 31, 2022 and 2021 included warrants with the potential to be settled in cash, which are liability-classified warrants. As of December 31, 2021, 13,268 warrants are accounted for as liabilities and 6,732 warrants are accounted for as equity. During the year ended December 31, 2022, the 6,732 warrants accounted as equity expired and the 13,268 warrants accounted for as liabilities remained outstanding as of December 31, 2022.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants issued by Biozone in connection with equity financings in October 2013 and January 2014, which were assumed by the Company in connection with its merger with Biozone in January 2014. Warrants accounted for as liabilities have the potential to be settled in cash or are not indexed to the Company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2022:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	0.8	1.0
Cumulative volatility	143.06%	145.00%
Risk-free rate	4.42%	4.40%
Fair value (in thousands)	$-	$-

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

10. Licenses and Collaborations

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck will fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal received an upfront payment of $4 million and is eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause. The Company continues working with Merck under this Collaboration Agreement as of the years then ended.

The Company did not recognize revenue for the years ended December 31, 2022 and 2021 As of December 31, 2022 and 2021, the Company did not report accounts receivable from Merck.

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

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $110,000 and an annual license maintenance fee in the amount of $20,000 per year for the first seven (7) years and $50,000 per year thereafter and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $4,150,000, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. As of December 31, 2022, no milestone payments were due under the agreement.

The Agreement will remain in effect until the expiration of the patent rights covered by the Agreement, unless earlier terminated pursuant to customary terms.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (CRO), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company paid a reservation fee of $1.7 million upon execution of the agreement for a Phase 2a clinical trial that is scheduled to begin in 2023, which has been recorded under prepaid expenses and other current assets on the accompanying December 31,2022 balance sheet. The total estimated cost of the agreement (including the reservation fee) is approximately $7.2 million.

11. Income Taxes

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

Significant components of the Company’s deferred income taxes at December 31, 2022 and 2021 are shown below (table in thousands):

	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$21,368	$19,993
Compensation	474	846
Research and development tax credits	2,710	2,423
Capitalized and Research Expenditures	2,595	-
Other	487	466
Total deferred tax assets	27,633	23,728

Deferred tax liabilities:
Property and equipment	(27)	(21)
Other	(60)	(105)
Total deferred tax liabilities	(87)	(126)

Total deferred taxes, net	27,546	23,602
Valuation allowance	(27,546)	(23,602)

Deferred tax liability, net	$-	$-

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

At December 31, 2022, the Company has federal and state net operating losses (“NOL”) carryforwards of approximately $99.4 million and $5.8 million, respectively. The federal and Florida NOL generated after 2017 of $37.7 million and $5.8 million, respectively, will carryforward indefinitely. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous income, or can be carried forward indefinitely to offset 100% of the taxable income for the tax year 2020 and 80% of the taxable income for the tax years 2021 and thereafter. The federal NOL carryforwards begin to expire in 2026.

At December 31, 2022, the Company had federal research credit carryforwards of approximately $2.7 million that expire in 2028.

At December 31, 2022, the Company had federal and state capital loss carryforwards of approximately $1.07 million that expire in 2023.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2022	2021

Statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	(10.3)%	0%
Research credits	0.7%	1.9%
Change in valuation allowance	(10.2)%	(22.3)%
Equity	(1.4)%	0.0%
Other tax, credit and adjustments	0.2%	(0.6)%
Effective income tax rate	0.0%	0.0%

12. Lease Commitments

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (tables in thousands):

Year Ended December 31, 2022
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statement of operations)	$233

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$232
Weighted average remaining lease term – operating leases (in years)	1.5
Average discount rate – operating leases	7.1%

The supplemental balance sheet information related to leases for the period is as follows (tables in thousands):

	At December 31, 2022	At December 31, 2021
Operating leases
Long-term right-of-use assets of which $99 and $153 relates to related party, net of accumulated amortization of $592 and $388	$274	$478

Short-term operating lease liabilities, of which $59 and $53 relates to related party	233	209
Long-term operating lease liabilities, of which $42 and $101 relates to related party	57	291
Total operating lease liabilities	$290	$500

Year ending December 31,	(in thousands)
2023	246
2024	58
2025 and thereafter	-
Total minimum operating lease payments	$304
Less: present value discount	(14)
Total operating lease liabilities	290

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility are calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2022 and 2021, approximately $98,000 and $75,000 of CAM charges for the Bothell, Washington lease were included in operating expenses in the consolidated statements of operations, respectively.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director, and a principal stockholder of the Company for the lease of its Miami office (see Note 13 – Transactions with Related Parties). On September 1, 2021, the Company extended this lease agreement into additional three-year with monthly lease payments under this lease total $186,000 through September 2024. The minimum lease payments above include taxes and fees, which are expected to be approximately $9,000 annually. As of December 31, 2022, the remaining right of use asset relating to this lease was $99,000 and the remaining lease obligation was $99,000.

Rent expense, excluding capital leases and CAM charges, for 2022 and 2021 totaled $233,000 and $230,000, respectively.

Finance Leases

In November 2018, the Company entered into two lease agreements to acquire equipment with 18 monthly payments of $18,000 payable through May 27, 2020 and 36 monthly payments of $1,000 payable through November 21, 2021. The lease agreements have an effective interest rate of 8.00%.

The leased lab equipment is included under property and equipment and depreciable over five years. Total assets and accumulated depreciation recognized, net, under finance leases was $194,000 and $158,000 as of December 31, 2022, respectively. Total assets and accumulated depreciation recognized, net, under finance leases was $194,000 and $143,000 as of December 31, 2021.

13. Commitments and Contingencies

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

Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We have retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. Liberty Insurance Underwriters, Inc. filed suit against us in federal court in Delaware seeking a declaratory judgement that there was no insurance coverage for any settlement, judgement, or defense costs in the class and derivative litigation, the monies totaling approximately $1 million it paid to the Company in connection with the SEC request for information in an investigation was not covered by insurance, and for the recoupment of the monies already paid. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,063.72 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022. Pending the outcome of the appeal, the Company paid $1.6 million into the registry of the court which stayed execution of the Judgment. The United States Court of Appeals for the Third Circuit (the “Third Circuit Court”) held oral argument on the appeal on March 8, 2023. As of the date of this Report, the Third Circuit Court has not issued a ruling on the appeal.

In November 2017, Lee Pederson, a former Biozone lawyer, filed a lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Phillip Frost, OPKO Health, Inc. and Brian Keller alleging that defendants engaged in wrongful conduct related to Biozone, including causing Biozone to enter into an allegedly improper licensing agreement and engaged in alleged market manipulation (“Pederson I”). On September 13, 2018, the United States District Court granted the Company and its co-defendants’ motion to dismiss Pederson’s amended complaint in Pederson I for lack of personal jurisdiction in Minnesota. On October 11, 2018, Pederson filed a notice of appeal with the United States Court of Appeals for the Eighth Circuit. The plaintiff’s appeal was denied and the dismissal of Pederson I affirmed in March 2020. Meanwhile, in July 2019, Lee Pederson had filed another lawsuit in the U.S. District Court in Minnesota against co-defendants the Company, Dr. Frost, and Daniel Fisher (“Pederson II”). In his complaint in Pederson II, Pederson alleges tortious interference by the Company and Dr. Frost with an alleged collaboration agreement between Mr. Pederson and Mr. Fisher. In Pederson II, Mr. Pederson seeks damages in the amount of $800,000 or such other amount as may be determined at trial. Pederson II had previously been stayed by the court, pending disposition of Pederson I. With that first lawsuit having been dismissed and appeal denied, the stay was lifted in Pederson II, and the Company and all other defendants in that case filed Motions to Dismiss the (then amended) complaint. On November 19, 2020 the Magistrate Judge recommended dismissal of Pederson II, and further recommended that Pederson be restricted from filing any other actions in the District of Minnesota against defendants on the same or similar allegations as those in Pederson II, and on January 4, 2021 the District Court Judge adopted those recommendations and ordered dismissal of Pederson II. On February 1, 2021 Pederson filed a Notice of Appeal from the order of dismissal of Pederson II in the Eighth Circuit, and on December 29, 2021 the Eighth Circuit affirmed the decision of the District Court. Thereafter, on or about January 11, 2022 Pederson sought via petition, re-hearing en banc by the Eighth Circuit. On October 3, 2022, the U.S. Supreme Court denied Pederson’s petition for a writ of certiorari.

COVID-19

Our administrative and finance activities are fully functional out of our Miami, Florida location and our research laboratory in Bothell, Washington remained open for essential operations while meeting COVID-19 quarantine challenges. Our scientists are also able to continue working remotely and we remain committed to meeting our corporate and development milestones throughout the year. We have experienced delays in our supply chain and with service partners as a result of the COVID-19 pandemic, including recent raw material and test animal shortages affecting our research and development efforts. Also because of the unknown impact from COVID-19, it may have unanticipated material adverse effects on us in a number of ways including:

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

14. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal stockholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense, including taxes and fees, for this location would be approximately $62,000. The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease were $61,000 and $60,000 for the years ended December 31, 2022 and 2021 respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2022.

49

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: See Part II, Item 8 of this report.
(2)	Exhibits: See Index to Exhibits below.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation	8-K	10/3/22	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
10.1	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.1(a)	Amendment to 2015 Equity Incentive Plan*	DEF 14A	4/30/19	Annex A
10.1(b)	Amendment to 2015 Equity Incentive Plan*	DEF14A	4/26/2021	Annex B
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.4	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.5	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.6	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***	10-K	4/1/19	10.12
10.7	Placement Agency Agreement, dated January 29, 2020	8-K	1/31/20	1.1
10.8	Form of Securities Purchase Agreement**	8-K	1/31/20	10.1
10.9	Engagement Letter, dated February 26, 2020	8-K	3/4/20	10.2
10.10	Form of Securities Purchase Agreement, dated February 27, 2020**	8-K	3/4/20	10.1
10.11	Form of Securities Purchase Agreement, dated March 9, 2020**	8-K	3/13/20	10.1
10.12	License Agreement, dated February 18, 2020, between the Company and Kansas State University Research Foundation****	10-Q	5/13/20	10.7
10.13	License Agreement, dated April 19, 2020, between the Company and Kansas State University Research Foundation****	10-Q	8/6/20	10.1
10.14	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
10.15	Underwriting Agreement, dated as of May 4, 2021 by and between Cocrystal Pharma, Inc. and H.C. Wainwright & Co., LLC**	8-K	5/5/21	1.1
10.16	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1

50

21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	(906)+				Furnished
101.INS	XBRL Instance Document				Filed
101.SCH	XBRL Taxonomy Extension Schema Document				Filed
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

51

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COCRYSTAL PHARMA, INC.

March 29, 2023	By:	/s/ James Martin
James Martin Co-Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Roger Kornberg	Chairman	March 29, 2023
Roger Kornberg

/s/ Phillip Frost	Director	March 29, 2023
Phillip Frost

/s/ Steven Rubin	Director	March 29, 2023
Steven Rubin

/s/Richard Pfenniger	Director	March 29, 2023
Richard Pfenniger

/s/ Anthony Japour	Director	March 29, 2023
Anthony Japour

/s/ James Martin	Chief Financial Officer and Co-Interim Chief Executive Officer (Principal Financial, Accounting and Executive Officer)	March 29, 2023
James Martin

/s/ Sam Lee	President and Co-Interim Chief Executive Officer (Principal Executive Officer)	March 29, 2023
Sam Lee

52