Form 10-Q
period 2023-03-31
Cocrystal Pharma, Inc.
filed 2023-05-15
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number, including area code: 877-262-7123

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

As of May 12, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED March 31, 2023

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	March 31, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$33,981	$37,144
Restricted cash	75	75
Tax credit receivable	956	716
Prepaid expenses and other current assets	2,224	2,243
Total current assets	37,236	40,178
Property and equipment, net	338	342
Deposits	46	46
Operating lease right-of-use assets, net (including $87 and $99 respectively, to related party)	221	274
Total assets	$37,841	$40,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,937	$976
Current maturities of finance lease liabilities	-	7
Current maturities of operating lease liabilities (including $60 and $59 respectively, to related party)	208	233
Total current liabilities	3,145	1,216
Long-term liabilities:

Operating lease liabilities (including $26 and 42 respectively, to related party)	27	57
Total long-term liabilities	27	57
Total liabilities	3,172	1,273

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized as of March 31, 2023, and December 31, 2022; 8,143 shares issued and outstanding as of March 31, 2023 and December 31, 2022	8	8
Additional paid-in capital	337,780	337,489
Accumulated deficit	(303,119)	(297,930)
Total stockholders’ equity	34,669	39,567
Total liabilities and stockholders’ equity	$37,841	$40,840

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2023	2022
Operating expenses:
Research and development	3,907	2,872
General and administrative	1,204	1,333
Total operating expenses	5,111	4,205

Loss from operations	(5,111)	(4,205)
Other (expense) income:
Interest expense, net	-	(1)
Foreign exchange loss	(78)	(13)
Change in fair value of derivative liabilities	-	11
Total other (expense) income, net	(78)	(3)
Net loss	$(5,189)	$(4,208)
Net loss per common share, basic and diluted	$(0.64)	$(0.52)
Weighted average number of common shares outstanding, basic and diluted	8,143	8,143

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	291	-	291
Net loss	-	-	-	(5,189)	(5,189)
Balance as of March 31, 2023	8,143	$8,143	$337,780	$(303,119)	$34,669

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,143	$8	$336,544	$(259,093)	$77,549
Stock-based compensation	-	-	239	-	239
Net loss	-	-	-	(4,208)	(4,208)
Balance as of March 31, 2022	8,143	$8	$336,783	$(263,301)	$73,580

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2023	2022
Operating activities:
Net loss	$(5,189)	$(4,208)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	49	46
Amortization of right of use assets	54	49
Stock-based compensation	291	239
Payments on operating lease liabilities	(56)	(50)
Change in fair value of derivative liabilities	-	(11)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	19	8
Tax credit receivable	(240)	-
Accounts payable and accrued expenses	1,961	17
Net cash used in operating activities	(3,111)	(3,910)

Investing activities:
Purchases of property and equipment	(45)	-
Net cash used in investing activities	(45)	-

Financing activities:
Payments on finance lease liabilities	(7)	(6)
Net cash provided by (used in) financing activities	(7)	(6)

Net increase (decrease) in cash and restricted cash	(3,163)	(3,916)
Cash and restricted cash at beginning of period	37,219	58,755
Cash and restricted cash at end of period	$34,056	$54,839

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2023, the Company has primarily funded its operations through equity offerings.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2022 filed on March 29, 2023 (“Annual Report”).

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

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and derivative liabilities, recoverability of deferred tax assets, and estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2023 and December 31, 2022, our primary operating accounts held approximately $33,981,000 and $37,144,000, respectively, and our collateral account balance was $75,000 and $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At March 31, 2023 and December 31, 2022, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

The Company’s derivative liabilities are considered Level 3 measurements.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2022, the Company recorded tax credits of $805,000 as a reduction of research and development expense, of which approximately $716,000 was recorded as tax credit receivable as of the year then ended. The Company recorded an accrued tax credit receivable of $240,000 for the three months ended March 31, 2023, resulting in a tax credit receivable of $956,000 at March 31, 2023.

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

As of March 31, 2023, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2023 and therefore recorded no amount for income tax expense for the three months ended March 31, 2023. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2023	2022
Outstanding options to purchase common stock	350	206
Warrants to purchase common stock	13	20
Total	363	226

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2023, and December 31, 2022, property and equipment consists of (in thousands):

	March 31, 2023	December 31, 2022
Lab equipment	$1,675	$1,631
Finance lease right-of-use lab equipment	194	194
Computer and office equipment	131	131
Total property and equipment	2,000	1,956
Less: accumulated depreciation and amortization	1,662	(1,614)
Property and equipment, net	$338	$342

Total depreciation and amortization expense were approximately $49,000 and $46,000 for the three months ended March 31, 2023 and 2022, which includes amortization expense of $1,000 and $4,000 for the three months ended March 31, 2023 and 2022, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2023	December 31, 2022
Accounts payable	$2,654	$614
Accrued compensation	131	130
Accrued other expenses	152	232
Total accounts payable and accrued expenses	$2,937	$976

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized as of March 31, 2023, and December 31, 2022. The Company had 8,143,332 shares issued and outstanding as of March 31, 2023, and December 31, 2022. The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2007 (the “2007 Plan”). The 2007 Plan has expired and the Company no longer issues any awards under the 2007 Plan. As of March 31, 2023, there is 0 of outstanding incentive stock options granted under the 2007 Plan that are eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the fair market value of such stock on the date of grant. The maximum term of options granted under the 2007 Plan was ten years.

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of March 31, 2023, 484,000 shares remain available for future grants under the 2015 Plan.

In July 2022, the Compensation Committee of the Company’s Board of Directors granted a total of 158,012 stock options with a fair value of $633,000 effective as of July 26, 2022. The Company granted the stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $0.42 per share and vesting as follows: one-half vested on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments on the last day of March, June, September and December, with the first such quarterly instalment having vested on March 31, 2023.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the three months ended March 31, 2023 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2022	484	350	$15.03	$0.00
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2023	484	350	$14.98	$0.00

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. During the period ended March 31, 2023, the Company did not grant any stock options. For the three months ended March 31, 2023 and 2022, equity-based compensation expense recorded was $291,000 and $239,000 respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three Months Ended March 31,
	2023	2022

Risk-Free interest rate	1.64%	1.04%
Expected dividend yield	0.00%	0.00%
Expected volatility	87.81%	76.24%
Expected term (in years)	4.81	4.33

As of March 31, 2023, there was approximately $761,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.0 years. For options granted and outstanding, there were 350,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $14.98 and weighted average remaining contractual term of 8.2 years at March 31, 2023. For vested and exercisable options, outstanding shares totaled 161,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $19.99 per share and a weighted-average remaining contractual term of 7.0 years at March 31, 2023.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2023 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2023 of $1.99 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	March 31, 2023	March 31, 2022
Stock options issued and outstanding	350	206
Shares authorized for future option grants	484	629
Warrants outstanding	13	20
Total	847	855

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2023 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2022	-	2	11	13
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, March 31, 2023	-	2	11	13
Expiration date:	-	-	-

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants issued by Biozone Pharmaceuticals, Inc. (“Biozone”), the company’s predecessor, in connection with an equity financings in October 2013 which were assumed by the Company in connection with its merger with Biozone in January 2014 and warrants issued by the Company in January 2014. Warrants accounted for as liabilities have the potential to be settled in cash or are not indexed to the Company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed consolidated statement of operations as changes in fair value of derivative liabilities.

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of March 31, 2023:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	0.6	0.8
Cumulative volatility	139.18%	140.98%
Risk-free rate	4.10%	4.07%
Value per warrants	$0	$0
Fair value (in thousands)	$0	$0

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

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2024, respectively. For operating leases, the weighted average discount rate is 7.1% and the weighted average remaining lease term is 1.5 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2023 (in thousands):

2023 (excluding the three months ended March 31, 2023)	$185
2024	58
2025	-
Thereafter	-
Total operating lease payments	243
Less: present value discount	(9)
Total operating lease liabilities	$234

As of March 31, 2023, the total operating lease liability of $234,000 is classified as $208,000 current operating lease liabilities and $27,000 long term operating lease liabilities.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2023 and 2022, approximately $22,000 and $19,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term, starting February 2019. The Company had the right to terminate this lease after three years on January 31, 2022, by giving prior notice at least three months before the early termination date and by paying a termination fee equal to the sum of unamortized leasing commissions and reimbursement for tenant improvements provided by the landlord amortized at 8.0% over the extended term.

On September 1, 2021, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company (see Note 10 – Transactions with Related Parties). On an annualized basis, straight-line rent expense is approximately $62,000, including fixed and estimable fees and taxes.

For the three months ended March 31, 2023 and 2022, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $58,000 and $58,000, respectively, of which $16,000 for each period was to a related party.

Finance Leases

In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. The final payment under the lease agreement was made in March 2023. The Company is in contact with the lessor to transfer title of the equipment to the Company.

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of March 31, 2023, total right-of-use lab equipment net of depreciation recognized under finance leases is $77,000 and depreciation expense for the three months ended March 31, 2023 was $45,000. As of December 31, 2022, total right-of-use assets lab equipment exchanged for finance lease liabilities was $194,000 and accumulated depreciation for lab equipment under finance leases was $158,000.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (CRO), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company paid a reservation fee of $1.7 million upon execution of the agreement, which is scheduled to begin in 2023 and has been included in prepaid and other expenses as of March 31, 2023 and December 31, 2022. The total estimated cost of the agreement (including the reservation fee) is approximately $7.2 million.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,063.72 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022. Pending the outcome of the appeal, the Company paid $1.6 million into the registry of the court which stayed execution of the Judgment. The United States Court of Appeals for the Third Circuit (the “Third Circuit Court”) held oral argument on the appeal on March 8, 2023. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case will be remanded to the District Court for trial on the merits of the Company’s coverage claims for defense costs. The Company intends to file a motion with the District Court to seek the return of the $1.6 million which the Company paid to the District Court to stay the judgment. The Company is evaluating all options.

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

10. Subsequent events

On April 4, 2023, the Company sold a total of 2,030,458 shares of unregistered common stock at a price of $1.97 per share for a total purchase price of $4,000,000 in two equal $2,000,000 investments. The purchasers were an entity controlled by a director and another investor who subsequently joined the Company’s Board of Directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and clinical-stage antiviral compounds for unmet medical needs including Influenza virus, Coronavirus, Norovirus and Hepatitis C virus (“HCV”).

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

Research and Development Update

During the three months ended March 31, 2023 the Company continued to focus its research and development efforts primarily in three areas.

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

In March 2022 enrollment was initiated in a randomized, double-blind, placebo-controlled Phase 1 study of CC-42344, which was conducted in Australia. In April 2022 we announced preliminary results from the first two cohorts of the single-ascending dose portion of the study in which CC-42344 demonstrated a favorable safety and pharmacokinetic profile. In December 2022, we reported favorable safety and tolerability results from a Phase 1 study of CC-42344 for the treatment of both pandemic and seasonal influenza A. Preparations are underway to initiate a Phase 2a human challenge clinical trial with CC-42344 as an oral treatment for influenza A in the United Kingdom in 2023.

In addition, novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage. Several of these have potencies approaching single-digit nanomolar. On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. See “Note 8. Licenses and Collaborations-Merck Sharp & Dohme Corp.” in the footnotes accompanying the financial statements contained in this report for more information.

In January 2021, we announced that we completed all research obligations under the Merck exclusive worldwide license and collaboration agreement, and that Merck would be solely responsible for further development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise. In early 2023, Merck reported that it is continuing development of the influenza A/B antiviral compounds under the terms of our Collaboration Agreement and is legally protecting the intellectual property for both companies of the compounds covered under the collaboration.

Coronavirus infections

In October 2022, we announced the selection of a novel, broad-spectrum antiviral drug candidate CDI-988 for clinical development as an oral treatment for SARS-CoV-2, the virus that causes COVID-19. CDI-988 targets a highly conserved region in the active site of SARS-CoV-2 main (3CL) protease required for viral replication and was specifically designed and developed as an oral antiviral candidate for COVID-19 using Cocrystal’s proprietary structure-based drug discovery platform technology.

In January 2022, we announced the selection of two investigational novel antiviral drug candidates, CDI-988 and CDI-873, for further development as oral treatments for coronaviruses, including SARS-CoV-2, the virus that causes COVID-19. Both compounds exhibited superior in vitro potency against SARS-CoV-2 with activity maintained against variants of concern. In preclinical studies, both candidates demonstrated a favorable safety profile and pharmacokinetic properties supportive of daily oral dosing. We plan to begin a randomized, double-blind, placebo-controlled Phase 1 study of CDI-988 in 2023.

Norovirus Infections

We continue to identify and develop non-nucleoside polymerase and protease inhibitors using the Company’s proprietary structure-based drug design technology platform. We expect to select a preclinical lead in the first half of 2023.

Results of Operations for the Three Months Ended March 31, 2023 compared to the Three Months Ended March 31, 2022

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended March 31, 2023 and 2022 were $3,907,000 and $2,872,000, respectively. The increase of $1,035,000 was primarily due to preparations for the CC-42344 Phase 2A clinical trial for pandemic and seasonal influenza A, and our oral CDI-988 Covid-19 clinical lead and Norovirus programs moving toward clinical trials, reduced by tax credits of $263,000 for research and development expenses.

General and Administrative Expense

General and administrative expense includes compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2023 and 2022 were $1,204,000 and $1,333,000, respectively. The decrease of $129,000 was primarily due to reduction of stock options expenses, legal litigation and financial/listing expenses, and the decrease of D&O insurance due to market stabilized after the spike of the insurance cost during the pandemic.

Interest Expense, Net

Interest expense for the three months ended March 31, 2023 and 2022 was $0 and $1,000, respectively. The decrease for the three months ended March 31, 2023 was due to changes in the finance lease agreements.

Other Income (Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the three months ended March 31, 2023 and 2022 was $0 and $11,000, respectively.

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the three months ended March 31, 2023 was $78,000.

Income Taxes

No income tax benefit or expense was recognized for the three and three months ended March 31, 2023 and 2022. The Company’s effective income tax rate was 0.00% for the three months ended March 31, 2023 and 2022. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three months ended March 31, 2023 was $5,452,000, compared with a net loss of $4,208,000 for the three months ended March 31, 2022, respectively, as a result of developments related to our expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $3,111,000 for the three months ended March 31, 2023 compared with net cash used in operating activities of $3,910,000 for the same period in 2022. This decrease was primarily due to period reductions related to completion of our Influenza A Phase 1 clinical trial and preparation for our anticipated Influenza A Phase 2a clinical trial and COVID-19 Phase 1 clinical trial in 2023.

We used $45,000 net cash for investing activities during the three months ended March 31, 2023 compared with no net cash used for the same period in 2022. For the three months ended March 31, 2023 the level of investments increased compared with March 31, 2022 due to capital expenditure to replace laboratory equipment require to due age.

Net cash used in financing activities totaled $7,000 for the three months ended March 31, 2023 compared with net cash provided by financing activities of $6,000 for the same period in 2022. This stability was primarily due to sufficient capital needs during the three months ended March 31, 2023, which resulted in no equity offerings in the 2023 period compared with the three months ended March 31, 2022.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $33,981,000 unrestricted cash on March 31, 2023. On April 4, 2023, the Company raised $4,000,000 in a private placement (see “Note 10 – Subsequent Events” in the footnotes accompanying the financial statements contained in this report). The Company believes it has sufficient cash to maintain planned operations for more than the next 12 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the three months ended March 31, 2023.

On April 4, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) whereby the Purchasers agreed to purchase a total of 2,030,458 shares of unregistered common stock at a price of $1.97 per share for a total purchase price of $4,000,000 in two equal $2,000,000 investments.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs, including reporting the results of the Phase 1 study and commencing the Phase 2a clinical study for our Influenza A program, and progressing our COVID-19 and Norovirus programs towards clinical development, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from inflation, interest rate increases, the banking crisis and the Ukraine war on our Company, our collaboration partners, and on the U.S., U.K. and global economies, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our reliance on Merck for further development in the influenza A/B program under the license and collaboration agreement, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of any current and future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop, and the outcome of the ongoing litigation with Liberty. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2022, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

Accounting estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ significantly from these estimates.

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2022.

As previously disclosed, with respect to the Liberty litigation, on March 29, 2023 the United States Court of Appeals for the Third Circuit ruled in favor of the Company on the appeal after hearing oral arguments on March 8, 2023, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case will be remanded to the District Court for trial on the merits of the Company’s coverage claims for defense costs. The Company intends to file a motion with the District Court to seek the return of the $1.6 million which the Company paid to the District Court to stay the judgment. See “Note 9. Commitments and Contingencies-Contingencies” in the footnotes accompanying the financial statements contained in this report for more information.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	10/3/22	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
10.1	Securities Purchase Agreement dated April 1, 2023	8-K	4/10/2023	10.1
10.2	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

* This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

** Certain schedules and other attachments have been omitted. The Company undertakes to furnish the omitted schedules and attachments to the Securities and Exchange Commission upon request.

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

Cocrystal Pharma, Inc.

Dated: May 15, 2023	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Financial Officer)

