Form 10-Q
period 2023-06-30
Cocrystal Pharma, Inc.
filed 2023-08-14
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$32,419	$37,144
Restricted cash	75	75
Tax credit receivable	1,207	716
Prepaid expenses and other current assets	2,060	2,243
Total current assets	35,761	40,178
Property and equipment, net	305	342
Deposits	46	46
Operating lease right-of-use assets, net (including $72 and $99 respectively, to related party)	167	274
Total assets	$36,279	$40,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,421	$976
Current maturities of finance lease liabilities	-	7
Current maturities of operating lease liabilities (including $62 and $59 respectively, to related party)	166	233
Total current liabilities	1,587	1,216
Long-term liabilities:

Operating lease liabilities (including $10 and $42 respectively, to related party)	10	57

Total liabilities	1,597	1,273

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value; 150,000 shares authorized as of June 30, 2023, and December 31, 2022; 10,174 and 8,143 shares issued and outstanding as of June 30, 2023 and December 31, 2022	10	8
Additional paid-in capital	341,957	337,489
Accumulated deficit	(307,285)	(297,930)
Total stockholders’ equity	34,682	39,567
Total liabilities and stockholders’ equity	$36,279	$40,840

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	2,801	2,361	6,708	5,233
General and administrative	1,538	1,375	2,742	2,708
Legal settlement	-	1,600	-	1,600
Impairments	-	19,092	-	19,092
Total operating expenses	4,339	24,428	9,450	28,633

Loss from operations	(4,339)	(24,428)	(9,450)	(28,633)
Other income (expense):
Interest income (expense), net	140	-	140	(1)
Foreign exchange loss	33	(1)	(45)	(14)
Change in fair value of derivative liabilities	-	1	-	12
Total other expense, net	173	-	95	(3)
Net loss	$(4,166)	$(24,428)	(9,355)	(28,636)
Net loss per common share, basic and diluted	$(0.41)	$(3.00)	(1.03)	(3.48)
Weighted average number of common shares outstanding, basic and diluted	10,065	8,143	9,109	8,143

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	291	-	291
Net loss	-	-	-	(5,189)	(5,189)
Balance as of March 31, 2023	8,143	$8	$337,780	$(303,119)	$34,669
Stock-based compensation	-	-	179	-	179
Sale of common stock, net of transaction costs	2,031	2	3,998	-	4,000
Net loss	-	-	-	(4,166)	(4,166)
Balance as of June 30, 2023	10,174	$10	$341,957	$(307,285)	$34,682

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,143	$8	$336,544	$(259,093)	$77,549
Stock-based compensation	-	-	239	-	239
Net loss	-	-	-	(4,208)	(4,208)
Balance as of March 31, 2022	8,143	$8	$336,783	$(263,301)	$73,580
Stock-based compensation	-	-	241	-	241
Net loss	-	-	-	(24,428)	(24,428)
Balance as of June 30, 2022	8,143	$8	$337,024	$(287,729)	$49,393

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2023	2022
Operating activities:
Net loss	$(9,355)	$(28,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	96	90
Amortization of right of use assets	108	100
Loss on impairment of goodwill	-	19,092
Stock-based compensation	470	480
Payments on operating lease liabilities	(115)	(102)
Change in fair value of derivative liabilities	-	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	183	80
Tax credit receivable	(491)	-
Accounts payable and accrued expenses	445	(326)
Settlement payable	-	1,600
Net cash used in operating activities	(8,659)	(7,634)

Investing activities:
Purchases of property and equipment	(59)	-
Net cash used in investing activities	(59)	-

Financing activities:
Payments on finance lease liabilities	(7)	(13)
Proceeds from sale of common stock, net of transaction costs	4,000	-
Net cash provided by (used in) financing activities	3,993	(13)

Net decrease in cash and restricted cash	(4,725)	(7,647)
Cash and restricted cash at beginning of period	37,219	58,755
Cash and restricted cash at end of period	$32,494	$51,108

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2023, the Company has primarily funded its operations through equity offerings.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At June 30, 2023 and December 31, 2022, our primary operating accounts held approximately $32,419,000 and $37,144,000, respectively, and our collateral account balance was $75,000 and $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At June 30, 2023 and December 31, 2022, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2022, the Company recorded tax credits of $805,000 as a reduction of research and development expense, of which approximately $716,000 was recorded as tax credit receivable as of the year then ended. The Company recorded an accrued tax credit receivable of $491,000 for the six months ended June 30, 2023, resulting in a tax credit receivable of $1,207,000 at June 30, 2023.

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

As of June 30, 2023, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2023 and therefore recorded no amount for income tax expense for the six months ended June 30, 2023. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2023	2022
Outstanding options to purchase common stock	350	2,340
Warrants to purchase common stock	13	243
Total	363	2,583

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of June 30, 2023, and December 31, 2022, property and equipment consists of (in thousands):

	June 30, 2023	December 31, 2022
Lab equipment	$1,708	$1,631
Finance lease right-of-use lab equipment	162	194
Computer and office equipment	145	131
Total property and equipment	2,015	1,956
Less: accumulated depreciation and amortization	(1,710)	(1,614)
Property and equipment, net	$305	$342

Total depreciation and amortization expense were approximately $96,000 and $90,000 for the six months ended June 30, 2023 and 2022, which includes amortization expense of $7,164 and $7,716 for the six months ended June 30, 2023 and 2022, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2023	December 31, 2022
Accounts payable	$1,041	$614
Accrued compensation	150	130
Accrued other expenses	230	232
Total accounts payable and accrued expenses	$1,421	$976

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized as of June 30, 2023, and December 31, 2022. The Company had 10,174 and 8,143 shares issued and outstanding as of June 30, 2023, and December 31, 2022. The holders of common stock are entitled to one vote for each share of common stock held.

On April 4, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased a total of 2,030,458 shares of common stock at a price of $1.97 per share for a total purchase price of $4,000,000 in two equal $2,000,000 investments in an unregistered offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and nonemployee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of June 30, 2023, 483,815 shares remain available for future grants under the 2015 Plan.

In July 2022, the Compensation Committee of the Company’s Board of Directors granted a total of 158,012 stock options with a fair value of $633,000 effective as of July 26, 2022. The Company granted the stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $0.42 per share and vesting as follows: one-half vested on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments on the last day of March, June, September and December, with the first such quarterly instalment having vested on June 30, 2023.

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the six months ended June 30, 2023 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2022	484	350	$15.03	$0.00
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Balance at June 30, 2023	484	350	$14.98	$0.00

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. During the period ended June 30, 2023, the Company did not grant any stock options. For the three and six months ended June 30, 2023 and 2022, equity-based compensation expense recorded was $179,000 and $470,000 and $241,000 and $480,000 respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Six Months Ended June 30,
	2023	2022

Risk-Free interest rate	1.64%	1.04%
Expected dividend yield	0.00%	0.00%
Expected volatility	87.82%	76.24%
Expected term (in years)	4.81	4.33

As of June 30, 2023, there was approximately $582,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.9 years. For options granted and outstanding, there were 350,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $14.98 and weighted average remaining contractual term of 7.9 years at June 30, 2023. For vested and exercisable options, outstanding shares totaled 170,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $24.45 per share and a weighted-average remaining contractual term of 6.8 years at June 30, 2023.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2023 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 30, 2023 of $2.39 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	June 30, 2023	June 30, 2022
Stock options issued and outstanding	350	195
Shares authorized for future option grants	484	639
Warrants outstanding	13	20
Total	847	10,253

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the six months ended June 30, 2023 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2022	-	2	11	13
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, June 30, 2023	-	2	11	13
Expiration date:	-	10/24/2023	01/16/2024

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants issued by Biozone Pharmaceuticals, Inc. (“Biozone”), the company’s predecessor, in connection with an equity financing in October 2013 which were assumed by the Company in connection with its merger with Biozone in January 2014 and warrants issued by the Company in January 2014. Warrants accounted for as liabilities have the potential to be settled in cash or are not indexed to the Company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the condensed consolidated statement of operations as changes in fair value of derivative liabilities.

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of June 30, 2023:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	0.3	0.5
Cumulative volatility	136.62%	137.78%
Risk-free rate	4.88%	4.84%
Value per warrants	$-	$-
Fair value (in thousands)	$-	$-

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

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2024, respectively. For operating leases, the weighted average discount rate is 7.0% and the weighted average remaining lease term is 0.9 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2023 (in thousands):

2023 (excluding the six months ended June 30, 2023)	$124
2024	58
2025	-
Thereafter	-
Total operating lease payments	182
Less: present value discount	(6)
Total operating lease liabilities	$176

As of June 30, 2023, the total operating lease liability of $176,000 is classified as $166,000 current operating lease liabilities and $10,000 long term operating lease liabilities.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the six months ended June 30, 2023 and 2022, approximately $54,000 and $47,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

For the six months ended June 30, 2023 and 2022, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $116,000 and $116,000, respectively, of which $26,000 for each period was to a related party.

Finance Leases

In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. The final payment under the lease agreement was made in March 2023. The Company is in contact with the lessor to transfer title of the equipment to the Company.

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of June 30, 2023, total right-of-use lab equipment net of depreciation recognized under finance leases is $162,000 and depreciation expense for the Six months ended June 30, 2023 was $162,000. As of December 31, 2022, total right-of-use assets lab equipment exchanged for finance lease liabilities was $194,000 and accumulated depreciation for lab equipment under finance leases was $158,000. The remaining lab equipment under the finance lease terminated on March 31, 2023, and due to the leased equipment’s remaining 25 months of useful life, it was transferred to fixed assets at book value of $32,000, and continues to depreciate.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (“CRO”), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company paid a reservation fee of $1.7 million upon execution of the agreement, which is scheduled to begin in 2023 and has been included in prepaid and other expenses as of June 30, 2023 and December 31, 2022. The total estimated cost of the agreement (including the reservation fee) is approximately $7.2 million.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,064 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022 and paid $1.6 million into the registry of the court (the “Deposit”) which stayed execution of the Judgment. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case has been remanded to the District Court for trial on the merits of the Company’s coverage claims for defense and settlement costs. On July 18, 2023 the District Court issued an order establishing deadlines for certain pre-trial matters and setting a trial date of December 4, 2023 for the new trial. The Court has ordered the return of the $1.6 million Deposit to Cocrystal. In July 2023, the Company filed the appropriate administrative forms with the court registry for the return of the Deposit and anticipates receipt of the $1.6 million Deposit in the third quarter of 2023.

10. Transactions with Related Parties

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

11. Subsequent Event

On August 8, 2023, the Company received $1.6 million refunded by the registry of the court in regard to the Liberty matter (See Note 9 - Contingencies).

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

Research and Development Update

During the six months ended June 30, 2023 the Company continued to focus its research and development efforts primarily in three areas.

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

In March 2022 enrollment was initiated in a randomized, double-blind, placebo-controlled Phase 1 study of CC-42344, which was conducted in Australia. In April 2022 we announced preliminary results from the first two cohorts of the single-ascending dose portion of the study in which CC-42344 demonstrated a favorable safety and pharmacokinetic profile. In December 2022, we reported favorable safety and tolerability results from a Phase 1 study of CC-42344 for the treatment of both pandemic and seasonal influenza A. Preparations are underway to initiate a Phase 2a human challenge clinical trial with CC-42344 as an oral treatment for influenza A.

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

In January 2022, we announced the selection of two investigational novel antiviral drug candidates, CDI-988 and CDI-873, for further development as oral treatments for coronaviruses, including SARS-CoV-2, the virus that causes COVID-19. Both compounds exhibited superior in vitro potency against SARS-CoV-2 with activity maintained against variants of concern. In preclinical studies, both candidates demonstrated a favorable safety profile and pharmacokinetic properties supportive of daily oral dosing. We are preparing for a randomized, double-blind, placebo-controlled Phase 1 study of CDI-988 later this year.

Norovirus Infections

We have developed CDI-988 as a dual broad-spectrum antiviral inhibitor that targets a highly conserved region in the active site of coronavirus, norovirus, and other 3CL viral proteases. In August 2023, we announced the selection of CDI-988 as our lead norovirus infection oral candidate. Our planned randomized, double-blind, placebo-controlled Phase 1 study of CDI-988 for coronavirus is also expected to serve our requirements of a norovirus Phase 1 study.

Results of Operations for the Six Months Ended June 30, 2023 compared to the Six Months Ended June 30, 2022

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended June 30, 2023, and 2022 were $2,801,000 and $2,361,000, respectively. The increase of $440,000 was primarily due to our Influenza CC-42344 product candidate moving from a Phase 1 to Phase 2a clinical trial. In addition, the preparation of CDI -988 Covid 19 and norovirus programs moving into clinical trial resulted in higher research and development expenses in the 2023 period.

Total research and development expenses for the six months ended June 30, 2023 and 2022 were $6,708,000 and $5,233,000, respectively. The increase of $1,475,000 was primarily due to preparations for the CC-42344 Phase 2a clinical trial for pandemic and seasonal influenza A, and our oral CDI-988 Covid-19 and norovirus clinical lead moving toward clinical trials and reduced by tax credits of $491,000 for research and development expenses.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2023, and 2022 were $1,538,000 and $1,375,000, respectively. The increase of $163,000 was primarily due professional fees and general corporate cost increases.

General and administrative expenses for the six months ended June 30, 2023 and 2022 were $2,742,000 and $2,708,000, respectively. The increase of $34,000 was primarily due to professional fees and general corporate cost increases.

There was no impairment for six months ended June 30, 2023. On June 30, 2022, the carrying value of the reporting unit exceeded the market capitalization of the Company resulting in goodwill impaired in its entirety and the Company recorded a $19,092,000 non-cash impairment.

During the three and six months ended June 30, 2022 the Company paid $1.6 million into the registry of the court that was expensed as legal settlement. See “Note 9. Commitments and Contingencies” in the footnotes accompanying the financial statements contained in this report for more information on this litigation.

Interest Income (Expense), Net

Interest income (expense) for the three months ended June 30, 2023 and 2022 was $140,000 and $0, respectively, and for the six months ended June 30, 2023 and 2022 was $140,000 and ($1,000), respectively. The interest income was primarily from interest earned on cash in bank.

Other Income (Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the six months ended June 30, 2023 and 2022 was $0 and $12,000, respectively.

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the six months ended June 30, 2023 and 2022 was $45,000 and $14,000, respectively.

Income Taxes

No income tax benefit or expense was recognized for the three and six months ended June 30, 2023 and 2022. The Company’s effective income tax rate was 0.00% for the three and six months ended June 30, 2023 and 2022. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and six months ended June 30, 2023 was $4,166,000 and $9,355,000, respectively, compared with a net loss for the three and six months ended June 30, 2022 was $24,428,000 and $28,636,000, respectively, as a result of developments related to our expenses described above. In addition, in the three and six months ended June 30, 2022 the Company recorded a $19,092,000 impairment of goodwill related to a significant decrease in our stock price during those periods, resulting in an overall reduction in market capitalization and our recorded net book value exceeding our market capitalization as of June 30, 2022, with no similar charge in the corresponding 2023 periods.

Liquidity and Capital Resources

Net cash used in operating activities was $8,659,000 for the six months ended June 30, 2023 compared with net cash used in operating activities of $7,634,000 for the same period in 2022. This increase was primarily due to completion of our Influenza A Phase 1 clinical trial and preparation for our anticipated Influenza A Phase 2a clinical trial and COVID-19 Phase 1 clinical trial in 2023.

We used $59,000 net cash for investing activities during the six months ended June 30, 2023 compared with no net cash used for the same period in 2022. For the six months ended June 30, 2023 the level of investments increased compared with June 30, 2022 due to capital expenditure to replace laboratory equipment require to due age.

Net cash provided by financing activities totaled $3,993,000 for the six months ended June 30, 2023 compared with net cash used in financing activities of $13,000 for the same period in 2022. On April 4, 2023, the Company raised $4,000,000 in a private placement sale of 2,030,458 shares of our common stock.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $32,419,000 unrestricted cash on June 30, 2023. The Company believes it has sufficient cash to maintain planned operations for more than the next 12 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the six months ended June 30, 2023.

On April 4, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors (the “Purchasers”) pursuant to which the Purchasers purchased a total of 2,030,458 shares of common stock at a price of $1.97 per share for a total purchase price of $4,000,000 in two equal $2,000,000 investments in an unregistered offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from inflation, interest rate increases, the recent banking crisis, the possibility of a recession and the Ukraine war on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our reliance on Merck for further development in the influenza A/B program under the license and collaboration agreement, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of any current and future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities, potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop, and the outcome of the ongoing litigation with Liberty. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023.

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,064 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022 and paid $1.6 million into the registry of the court (the “Deposit”) which stayed execution of the Judgment. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case was remanded to the District Court for trial on the merits of the Company’s coverage claims for defense and settlement costs. On July 18, 2023 the District Court issued an order establishing deadlines for certain pre-trial matters and setting a trial date of December 4, 2023 for the new trial. The Court has ordered the return of the $1.6 million Deposit to Cocrystal. In July 2023, the Company filed the appropriate administrative forms with the court registry for the return of the Deposit and anticipates receipt of the $1.6 million Deposit in the third quarter of 2023. See “Note 9. Commitments and Contingencies” in the footnotes accompanying the financial statements contained in this report for more information on this litigation.

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

Cocrystal Pharma, Inc.

Dated: August 14, 2023	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2023	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

