Form 10-Q
period 2023-09-30
Cocrystal Pharma, Inc.
filed 2023-11-13
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 13, 2023, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2023	December 31, 2022
	(unaudited)
Assets
Current assets:
Cash	$29,738	$37,144
Restricted cash	75	75
Tax credit receivable	550	716
Prepaid expenses and other current assets	1,842	2,243
Total current assets	32,205	40,178
Property and equipment, net	252	342
Deposits	46	46
Operating lease right-of-use assets, net (including $57 and $99 respectively, to related party)	111	274
Total assets	$32,614	$40,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,806	$976
Current maturities of finance lease liabilities	-	7
Current maturities of operating lease liabilities (including $57 and $59 respectively, to related party)	118	233
Total current liabilities	1,924	1,216
Long-term liabilities:

Operating lease liabilities (including $0 and $42 respectively, to related party)	-	57

Total liabilities	1,924	1,273

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, $0.001 par value 150,000 shares authorized as of September 30, 2023, and December 31, 2022; 10,174 and 8,143 shares issued and outstanding as of September 30, 2023 and December 31, 2022	10	8
Additional paid-in capital	342,130	337,489
Accumulated deficit	(311,450)	(297,930)
Total stockholders’ equity	30,690	39,567
Total liabilities and stockholders’ equity	$32,614	$40,840

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	4,194	3,872	10,902	9,105
General and administrative	1,849	1,822	4,591	4,530
Legal settlement	(1,600)	-	(1,600)	1,600
Impairments	-	-	-	19,092
Total operating expenses	4,443	5,694	13,893	34,327

Loss from operations	(4,443)	(5,694)	(13,893)	(34,327)
Other income (expense):
Interest income (expense), net	320	(1)	460	(2)
Foreign exchange loss	(42)	(5)	(87)	(19)
Change in fair value of derivative liabilities	-	-	-	12
Total other expense, net	278	(6)	373	(9)
Net loss	$(4,165)	$(5,700)	(13,520)	(34,336)
Net loss per common share, basic and diluted	$(.41)	$(0.70)	(1.43)	(4.23)
Weighted average number of common shares, basic and diluted	10,153	8,143	9,461	8,143

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	291	-	291
Net loss	-	-	-	(5,189)	(5,189)
Balance as of March 31, 2023	8,143	$8	$337,780	$(303,119)	$34,669
Stock-based compensation	-	-	179	-	179
Sale of common stock to related entities, net of transaction costs	2,031	2	3,998	-	4,000
Net loss	-	-	-	(4,166)	(4,166)
Balance as of June 30, 2023	10,174	$10	$341,957	$(307,285)	$34,682
Stock-based compensation	-	-	173	-	173
Net loss	-	-	-	(4,165)	(4,165)
Balance as of September 30, 2023	10,174	$10	$342,130	$(311,450)	$30,690

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,143	$8	$336,544	$(259,093)	$77,549
Stock-based compensation	-	-	239	-	239
Net loss	-	-	-	(4,208)	(4,208)
Balance as of March 31, 2022	8,143	$8	$336,783	$(263,301)	$73,580
Stock-based compensation	-	-	241	-	241
Net loss	-	-	-	(24,428)	(24,428)
Balance as of June 30, 2022	8,143	$8	$337,114	$(287,729)	$49,393
Stock-based compensation	-	-	216	-	216
Net loss	-	-	-	(5,700)	(5,700)
Balance as of September 30, 2022	8,143	$8	$337,330	$(293,429)	$49,909

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2023	2022
Operating activities:
Net loss	$(13,520)	$(34,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	149	137
Amortization of right of use assets	163	151
Loss on impairment of goodwill	-	19,092
Stock-based compensation	643	696
Payments on operating lease liabilities	(172)	(154)
Change in fair value of derivative liabilities	-	(12)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	401	(2,197)
Tax credit receivable	166	-
Accounts payable and accrued expenses	830	81

Net cash used in operating activities	(11,340)	(16,542)

Investing activities:
Purchases of property and equipment	(59)	(62)
Net cash used in investing activities	(59)	(62)

Financing activities:
Payments on finance lease liabilities	(7)	(20)
Proceeds from sale of common stock to related entities, net of transaction costs	4,000	-
Net cash provided by (used in) financing activities	3,993	(20)

Net decrease in cash and restricted cash	(7,406)	(16,624)
Cash and restricted cash at beginning of period	37,219	58,705
Cash and restricted cash at end of period	$29,813	$42,131

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a clinical stage biopharmaceutical company incorporated in Delaware, has been developing novel technologies and approaches to create first-in-class or best-in-class antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through September 30, 2023, the Company has primarily funded its operations through equity offerings.

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

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The significant estimates in the Company’s consolidated financial statements relate to the valuation of equity awards and warrant liabilities, recoverability of deferred tax assets, estimated tax credit receivable and estimated useful lives of fixed assets. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at three U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At September 30, 2023 and December 31, 2022, our two operating accounts held approximately $29,738,000 and $37,144,000, respectively, and our collateral account balance was $75,000 and $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At September 30, 2023 and December 31, 2022, the carrying amounts of financial assets and liabilities, such as cash, accounts receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2022, the Company recorded tax credits of $805,000 as a reduction of research and development expense, of which approximately $716,000 was recorded as tax credit receivable as of the year then ended. The Company recorded an accrued tax credit receivable of $550,000 for the nine months ended September 30, 2023; and collected approximately $716,000 of tax credit receivable previously recorded, resulting in a tax credit receivable of $550,000 at September 30, 2023.

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

As of September 30, 2023, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2023 and therefore recorded no amount for income tax expense for the nine months ended September 30, 2023. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2022 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2023	2022
Outstanding options to purchase common stock	559	350
Warrants to purchase common stock	13	20
Total	572	370

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of September 30, 2023, and December 31, 2022, property and equipment consists of (table in thousands):

	September 30, 2023	December 31, 2022
Lab equipment	$1,708	$1,631
Finance lease right-of-use lab equipment	162	194
Computer and office equipment	145	131
Total property and equipment	2,015	1,956
Less: accumulated depreciation and amortization	(1,763)	(1,614)
Property and equipment, net	$252	$342

Total depreciation and amortization expense were approximately $149,000 and $137,000 for the nine months ended September 30, 2023 and 2022, which includes amortization expense of $7,164 and $20,000 for the nine months ended September 30, 2023 and 2022, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	September 30, 2023	December 31, 2022
Accounts payable	$568	$614
Accrued compensation	173	130
Accrued other expenses	1,065	232
Total accounts payable and accrued expenses	$1,806	$976

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

The Company has 150,000,000 shares of common stock, $0.001 par value per share, authorized as of September 30, 2023, and December 31, 2022. The Company had 10,174,000 and 8,143,000 shares issued and outstanding as of September 30, 2023, and December 31, 2022. The holders of common stock are entitled to one vote for each share of common stock held.

On April 4, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors that are related entities (the “Purchasers”) pursuant to which the Purchasers purchased a total of 2,030,458 shares of common stock at a price of $1.97 per share for a total purchase price of $4,000,000 in two equal $2,000,000 investments in an unregistered offering exempt from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) promulgated thereunder (see Note 10).

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of September 30, 2023, 274,599 shares remain available for future grants under the 2015 Plan.

In July 2022, the Compensation Committee of the Company’s Board of Directors granted a total of 158,012 stock options with a fair value of $633,000 effective as of July 26, 2022. The Company granted the stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $0.42 per share and vesting as follows: one-half vested on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments on the last day of March, June, September and December, with the first such quarterly instalment having vested on September 30, 2023.

In July 2023, the Compensation Committee of the Company’s Board of Directors granted a total of 209,216 stock options with a fair value of $470,000 effective as of July 18, 2023. The Company granted stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $2.67 per share and vesting as follows: one-half vest on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments on the last day of March, June, September and December, with the first such quarterly installment vesting on September 30, 2024.

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the nine months ended September 30, 2023 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2022	484	350	$14.98	$0.00
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	(209)	209	2.67	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Balance at September 30, 2023	275	559	$10.37	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and nine months ended September 30, 2023 and 2022, equity-based compensation expense recorded was $173,000 and $643,000 and $216,000 and $696,000 respectively.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Nine Months Ended September 30,
	2023	2022

Risk-Free interest rate	2.33%	1.64%
Expected dividend yield	0.00%	0.00%
Expected volatility	95.08%	87.81%
Expected term (in years)	5.10	4.8

As of September 30, 2023, there was approximately $879,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.1 years. For options granted and outstanding, there were 559,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $10.37 and weighted average remaining contractual term of 8.47 years at September 30, 2023. For vested and exercisable options, outstanding shares totaled 264,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $17.68 per share and a weighted-average remaining contractual term of 7.37 years at September 30, 2023.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2023 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2023 of $1.87 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	September 30, 2023	September 30, 2022
Stock options issued and outstanding	558	350
Shares authorized for future option grants	275	484
Warrants outstanding	13	20
Total	846	854

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the nine months ended September 30, 2023 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2022	-	2	11	13
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Outstanding, September 30, 2023	-	2	11	13
Expiration date:	-	10/24/2023	01/16/2024	-

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

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of September 30, 2023:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Contractual term (years)	0.1	0.3
Cumulative volatility	133.64%	134.93%
Risk-free rate	4.93%	4.89%
Value per warrants	$0.00	$0.00
Fair value (in thousands)	$0.00	$0.00

The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2022:

	October 2013 Warrants	January 2014 Warrants

Strike price	$180.00	$180.00
Expected dividend yield	0.00%	0.00%
Expected term (years)	0.8	1.0
Cumulative volatility	143.06%	145.00%
Risk-free rate	4.42%	4.40%
Fair value (in thousands)	$0.00	$0.00

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

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2024, respectively. For operating leases, the weighted average discount rate is 6.8% and the weighted average remaining lease term is 0.6 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of September 30, 2023 (table in thousands):

2023 (excluding the nine months ended September 30, 2023)	$62
2024	58
2025	-
Thereafter	-
Total operating lease payments	120
Less: present value discount	(2)
Total operating lease liabilities	$118

As of September 30, 2023, the total operating lease liability of $117 is classified as a current operating lease liability.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the nine months ended September 30, 2023 and 2022, approximately $76,000 and $ 69,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

For the nine months ended September 30, 2023 and 2022, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $175,000 and $ 175,000, respectively, of which $47,000 for each period was to a related party.

Finance Leases

In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. The final payment under the lease agreement was made in March 2023. The Company is in contact with the lessor to transfer title of the equipment to the Company.

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of September 30, 2023, total right-of-use lab equipment net of depreciation recognized under finance leases is $0.00 and depreciation expense for the nine months ended September 30, 2023 was $4,000. As of December 31, 2022, total right-of-use assets lab equipment exchanged for finance lease liabilities was $194,000 and accumulated depreciation for lab equipment under finance leases was $158,000. The remaining lab equipment under the finance lease terminated on March 31, 2023, and due to the leased equipment’s remaining 25 months of useful life, it was transferred to fixed assets at book value of $32,000, and continues to depreciate.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (“CRO”), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company prepaid a reservation fee of $1.7 million upon execution of the agreement and during 2023 the Company expensed $442,000 leaving a balance of $1,277,000 in prepaid and other expenses at September 30, 2023. In addition, the Company incurred additional costs of $942,000 on this agreement during the period for total expenses of approximately $1,384,000 during the nine months ended September 30, 2023.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,064 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022 and paid $1.6 million into the registry of the court (the “Deposit”) which stayed execution of the Judgment and the $1.6 million was expensed by the Company in 2022. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case has been remanded to the District Court for trial on the merits of the Company’s coverage claims for defense and settlement costs. On July 18, 2023 the District Court issued an order establishing deadlines for certain pre-trial matters and setting a trial date of December 4, 2023 for the new trial. The Court had ordered the return of the $1.6 million. On August 8, 2023, the Company received $1.6 million as refunded by the registry of the court and reflected the recovery of the funds in its statement of operations for the three and nine months ended September 30, 2023.

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

Research and Development Update

During the nine months ended September 30, 2023 the Company continued to focus its research and development efforts primarily in three areas.

Influenza infections

We have several candidates under development for the treatment of influenza infection. CC-42344, a novel oral PB2 and inhaled inhibitor, was selected as a preclinical lead for the treatment of pandemic and seasonal influenza A. The oral CC-42344 has recently received regulatory authorization to initiate a Phase 2a human challenge trial. In addition, we have also initiated inhalation formulation and preclinical studies of CC-42344. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent in vitro antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu® and Xofluza® resistant strains, and has favorable pharmacokinetic and drug resistance profiles.

In March 2022 enrollment was initiated in a randomized, double-blind, placebo-controlled Phase 1 clinical trial of CC-42344, which was conducted in Australia. In April 2022 we announced preliminary results from the first two cohorts of the single-ascending dose portion of the clinical trial in which CC-42344 demonstrated a favorable safety and pharmacokinetic profile. In December 2022 we reported favorable safety and tolerability results from a Phase 1 clinical trial of CC-42344 for the treatment of both pandemic and seasonal influenza A.

Recently in October 2023, we announced receipt of authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 2a human challenge trial and expects to begin treating influenza-infected subjects in this trial during the fourth quarter of 2023.

Preclinical development is underway with an inhaled formulation of CC-42344 as a potential treatment and prophylaxis for influenza A.

In addition, novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage. Several of these have in vitro potency approaching single-digit nanomolar.

Merck Collaboration

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

In January 2021 we announced that we completed all research obligations under the Merck exclusive worldwide license and collaboration agreement, and that Merck would be solely responsible for further development of the influenza A/B antiviral compounds that were discovered using Cocrystal’s unique structure-based technologies and Nobel Prize-winning expertise. In early 2023 Merck reported that it was continuing development of the influenza A/B antiviral compounds under the terms of our Collaboration Agreement and was legally protecting the intellectual property for both companies of the compounds covered under the collaboration. In January 2023 Merck notified Cocrystal of its intent to continue development of the proprietary compounds discovered under this agreement and of their filing on behalf of both companies of multiple U.S. and international patent applications associated with these compounds. Merck continues to be responsible for managing the patents.

Coronavirus infections

In October 2022, we announced the selection of a novel, broad-spectrum antiviral drug candidate CDI-988 for clinical development as an oral treatment for SARS-CoV-2, the virus that causes COVID-19. CDI-988 targets a highly conserved region in the active site of SARS-CoV-2 main (3CL) protease required for viral replication and was specifically designed and developed as an oral antiviral candidate for COVID-19 using Cocrystal’s proprietary structure-based drug discovery platform technology. CDI-988 exhibited superior in vitro potency against SARS-CoV-2 with activity maintained against variants of concern, and demonstrated a safety profile and pharmacokinetic properties that are supportive of once-daily dosing. We have initiated a randomized, double-blind, placebo-controlled Phase 1 clinical trial of CDI-988. In September 2023 we announced dosing of first subjects in the Phase 1 trials.

In May 2023 we announced approval from the Australian Human Research Ethics Committee (HREC) to conduct a randomized, double-blind, placebo-controlled Phase 1 trial to evaluate the safety, tolerability and pharmacokinetics of oral CDI-988 in single ascending doses (SAD) including food effect cohort, and multiple ascending doses (MAD) compared to placebo in healthy volunteers.

Norovirus Infections

We have further developed CDI-988 as a dual broad-spectrum antiviral inhibitor that targets a highly conserved region in the active site of coronavirus, norovirus, and other 3CL viral proteases. Preclinical studies have shown CDI-988’s pan-viral activity against different RNA viruses including potential benefit against norovirus infection. In August 2023 we announced the selection of CDI-988 as our lead norovirus infection oral candidate. Our ongoing randomized, double-blind, placebo-controlled Phase 1 clinical trial of CDI-988 in healthy subjects for coronavirus is also intended to serve our requirements of a norovirus Phase 1 clinical trial.

Results of Operations for the Nine Months Ended September 30, 2023 compared to the Nine Months Ended September 30, 2022

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended September 30, 2023, and 2022 were $4,194,000 and $3,872,000, respectively. The increase of $322,000 was primarily due to our Influenza CC-42344 product candidate moving into a Phase 2a clinical trial and the ongoing Phase 1 clinical trial of CDI-988.

Total research and development expenses for the nine months ended September 30, 2023 and 2022 were $10,902,000 and $9,105,000, respectively. The increase of $1,797,000 was primarily due to approximately $1,384,000 to our contract research organization (“CRO”) (see Note 9 under heading Phase 2a Clinical Trial) in preparations for the CC-42344 Phase 2a clinical trial for pandemic and seasonal influenza A, and our oral CDI-988 Covid-19 and norovirus ongoing clinical trial and reduced by tax credits of $523,000 for research and development expenses.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended September 30, 2023, and 2022 were $1,849,000 and $1,822,000, respectively, remaining relatively stable between periods.

General and administrative expenses for the nine months ended September 30, 2023 and 2022 were $4,591,000 and $4,530,000, respectively. The increase of $61,000 was primarily due to professional fees and general corporate cost increases.

There was no impairment for nine months ended September 30, 2023. During the nine months ended September 30, 2022 the Company recorded a $19,092,000 non-cash impairment expense of goodwill.

During the nine months ended September 30, 2022 the Company paid $1.6 million into the registry of the court that was expensed as legal settlement. Following a favorable appeal ruling, the Company received a refund of the $1.6 million from the registry of the court during the period ended September 30, 2023 (See “Note 9 - Commitments and Contingencies”) in the footnotes accompanying the financial statements contained in this report for more information on this litigation.

Interest Income (Expense), Net

Interest income (expense) for the three months ended September 30, 2023 and 2022 was $320,000 and ($1,000), respectively, and for the nine months ended September 30, 2023 and 2022 was $460,000 and ($2,000), respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Other Income (Expense)

In accordance with U.S. GAAP, we record other income or expense based upon the computed change in fair value of our outstanding warrants that are accounted for as liabilities. The fair value of our outstanding warrants is inversely related to the fair value of the underlying common stock; as such, an increase in the price of our common stock during a given period generally results in other expense. Conversely, a decrease in the price of our common stock generally results in other income. The change in the fair value of derivative liabilities for the nine months ended September 30, 2023 and 2022 was $0 and $12,000, respectively.

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the nine months ended September 30, 2023 and 2022 was $87,000 and $19,000, respectively.

Income Taxes

No income tax benefit or expense was recognized for the three and nine months ended September 30, 2023 and 2022. The Company’s effective income tax rate was 0.00% for the three and nine months ended September 30, 2023 and 2022. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and nine months ended September 30, 2023 was $4,165,000 and $13,520,000, respectively, compared with a net loss for the three and nine months ended September 30, 2022 was $5,700,000 and $34,336,000, respectively, as a result of developments related to our expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $11,340,000 for the nine months ended September 30, 2023 compared with net cash used in operating activities of $16,542,000 for the same period in 2022. This decrease was primarily due to 2022 increases in prepaid expenses and other current assets for a reservation fee of $1.7 million (see Note 9) in preparation for our Influenza A Phase 2a clinical trial and a $1.6 million legal settlement (see Note 9).

We used $59,000 net cash for investing activities during the nine months ended September 30, 2023 compared with $62,000 net cash used for the same period in 2022. For the nine months ended September 30, 2023 the level of investments decreased compared with September 30, 2022 due to reduced capital expenditures in 2023 period.

Net cash provided by financing activities totaled $3,993,000 for the nine months ended September 30, 2023 compared with net cash used in financing activities of $20,000 for the same period in 2022. On April 4, 2023, the Company raised $4,000,000 in a private placement sale of 2,030,458 shares of our common stock.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $29,738,000 unrestricted cash on September 30, 2023. The Company believes it has sufficient cash to maintain planned operations for more than the next 12 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. There were no sales under the ATM Agreement during the nine months ended September 30, 2023.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs, including reporting the results of the Phase 1 clinical trial and commencing the Phase 2a clinical clinical trial for our Influenza A program, and progressing our COVID-19 and norovirus programs in the clinical development process, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from inflation, interest rate increases, the recent banking crisis, the possibility of a recession and the economic impact of the wars in Israel and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our reliance on Merck for further development in the influenza A/B program under the license and collaboration agreement, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of any current and future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities, potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop, and the outcome of the ongoing litigation with Liberty. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2022. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2023 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2023. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, except as set forth below, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2023.

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We retained counsel to defend us which has filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,064 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022 and paid $1.6 million into the registry of the court (the “Deposit”) which stayed execution of the Judgment and the $1.6 million was expensed by the Company in 2022. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case has been remanded to the District Court for trial on the merits of the Company’s coverage claims for defense and settlement costs. On July 18, 2023 the District Court issued an order establishing deadlines for certain pre-trial matters and setting a trial date of December 4, 2023 for the new trial. The Court had ordered the return of the $1.6 million. On August 8, 2023, the Company received $1.6 million as refunded by the registry of the court and reflected the recovery of the funds in its statement of operations for the three and nine months ended September 30, 2023.

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

Cocrystal Pharma, Inc.

Dated: November 13, 2023	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2023	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

