Form 10-K
period 2023-12-31
Cocrystal Pharma, Inc.
filed 2024-03-28
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2023

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

Registrant’s telephone number, including area code: (877) 262-7123

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2023, was approximately $18.5 million.

The number of shares outstanding of the registrant’s common stock, as of March 28 2024, was approximately 10,173,790 shares.

Documents Incorporated by Reference

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13, and 14 of Part III of this Annual Report on Form 10-K.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company discovering and developing novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective, and convenient to administer. We have identified promising discovery, preclinical and clinical stage antiviral compounds for unmet medical needs caused by RNA viruses including influenza virus, coronaviruses (including SARS-CoV-2 & MERS-CoV), norovirus, respiratory virus infections and hepatitis C virus (“HCV”) infections.

The Company operates as one business entity.

Cocrystal Technology

We are developing small molecule antiviral therapeutics that inhibit the essential viral replication function of RNA viruses causing acute and chronic viral diseases. Our goals include treating and preventing influenza virus, coronavirus, and norovirus infections by discovering and developing drug candidates targeting required steps in the viral replication process. Additionally, one of our goals is to decrease the duration of HCV therapy. To discover and design these virus replication inhibitors, we use a proprietary platform comprising computational chemistry, medicinal chemistry, X-ray crystallography and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the viral enzyme or protein to guide our structure-based drug design. We also use advanced computational methods to screen and design product candidates using proprietary cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and also have specific binding characteristics, we seek to develop drugs that are not only effective against both the virus and possible mutants of the virus, but which also have reduced off-target interactions that may cause undesirable clinical side effects.

The successful application of our approach requires an extensive knowledge of viruses and drug targets. In addition, knowledge and experience in the fields of structural biology, pharmacology, virology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist and Chairman of both our Scientific Advisory Board (“SAB”) and Board of Directors (the “Board”), who received the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on the highly conserved regions of the viral drug target enzymes and inhibitor-enzyme interactions at the atomic level. Additionally, we have developed proprietary chemical libraries consisting of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We will continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

The Company’s proprietary technology integrates several powerful and specialized techniques:

(1)	Selection of viral drug targets amenable to broad-spectrum antiviral drug development and essential for viral genome replication;

(2)	Atomic resolution 3-D structure determination of drug binding pockets;

(3)	In-depth computational analysis of conserved drug-binding pockets and critical molecular interactions between antiviral inhibitors and amino acid residues of the target molecule’s drug-binding pocket;

(4)	Cocrystal structure determinations to inform hit identification, hit-to-lead, and lead optimization processes;

(5)	Molecular modeling and computer-guided lead discovery to support rational chemical modifications based on structure-activity relationships, or SAR, of candidate inhibitor compounds;

(6)	Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad-spectrum activity; and

(7)	Platforms for rapid identification of antiviral enzyme inhibitors showing broad-spectrum antiviral activity.

We have applied these techniques to develop antiviral inhibitors of four important viruses: influenza virus, coronavirus, norovirus and HCV.

Market-Driven Product Profiles

In all of our programs our goal is to develop best-in-class broad-spectrum antiviral drugs with high-barrier-to-drug resistance. An ideal product for an antiviral therapy would have at least the following characteristics:

(1)	High barrier to viral resistance;

(2)	Effective against all viral subtypes that cause disease;

(3)	Novel mechanism of action for therapeutic and/or prophylactic treatments;

(4)	Favorable safety and tolerability profile; and

(5)	Multiple routes of administration including oral, inhalation, and/or injection.

Even at the discovery stage of drug development, we select compounds with these factors in mind. Furthermore, we believe our technology is capable of delivering therapies that satisfy all of these key factors, as detailed below.

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies. During the COVID-19 pandemic outbreak newly emergent mutated coronaviruses have been identified, pointing out the ineffectiveness of vaccines and therapeutics. Another example, the Omicron variant which arose as the dominant strain of COVID-19 in late 2021 until it diminished in the winter of 2022 displayed increased resistance to available vaccines and treatments, resulting in the limitation or suspension of emergency use authorizations by the FDA for certain therapeutic products. In early 2024, a new strain of COVID-19 named JN.1 rapidly grew to the predominant strain of the virus in circulation, believed to be either more transmissible or better at evading the immune system than other circulating variants.

The Company’s focus on viral replication proteins can potentially overcome the obstacle of viral resistance. We identify and target critical residues of viral replication proteins that are essential for function, and therefore, sensitive to change. A mutation in these critical residues is likely to inactivate or slow down the replication processes and, in turn, render the virus incapable of replicating. Because such mutations cannot propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ. We test the effectiveness of our compounds against existing drug resistant variants and select compounds with the highest barrier to resistance.

Broadly effective against major strains responsible for a viral disease: For any given viral disease, there are different strains of viruses that cause the disease. For example, there are three types of influenza viruses, A, B, and C. Influenza A and B viruses are significant human respiratory pathogens that cause seasonal flu and hospitalizations, with influenza A viruses being solely responsible for past influenza pandemics. Influenza C is a subtype of the influenza virus that tends to cause only mild illness and is not responsible for seasonal or pandemic infections. Our goal is to design and develop drug candidates that will be effective on the broadest possible range of viruses causing the disease.

Many antiviral drugs available today are effective only against certain strains of a given virus and less effective or not effective at all against other strains. To address this problem, we are developing drug candidates that specifically target viral enzymes involved in viral replication. Despite the various strains of virus that may exist, the active site of these enzymes required for viral replication is essentially highly conserved among all strains of a given virus. By targeting these highly conserved regions of the replication enzymes, our antiviral compounds are designed and tested to be effective against major virus strains. Replication enzymes are generally conserved not only among subtypes of a given virus but also among many different viruses, creating an opportunity for the development of broad-spectrum antiviral drugs.

Fast onset of action: As viruses can reproduce rapidly and in enormous quantities in human cells, antiviral drugs are needed with faster onset of viral load reduction resulting in shorter treatment time.

Safety and tolerability: All drugs potentially have side effects, also referred to as adverse effects. These usually result from a drug’s ability to interact and/or interfere the physiological functions of human proteins, causing undesirable effects. When this interaction is intentional (i.e., part of the drug’s mechanism of action), the adverse effects are classified as on-target effects. When this interaction is unintentional (i.e., resulting from the drug’s interaction with an unintended human molecule), the effects are called off-target effects. Our inhibitors target viral replication enzymes, which are generally unique to viruses. Because the targets are viral, not human, minimal adverse effects may be the result. During the discovery phase, we evaluate candidate compounds for potential cross-reactivity with human replication enzymes and attempt to eliminate those compounds that are cross-reactive with human homologous proteins.

Ease of administration: We select compounds for development that can be administered orally, preferably once daily in pill-form, or by inhalation or injection.

Research and Development Update

During the year ended December 31, 2023 the Company focused its research and development efforts primarily in three areas:

Influenza Program

We have several candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, was selected as a preclinical lead for the treatment of pandemic and seasonal influenza A. Oral CC-42344 was advanced to a Phase 2a influenza human challenge clinical study in 2023 as described in more detail below. This drug candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains, Tamiflu® and baloxavir resistant strains, and has favorable pharmacokinetic and drug resistance profiles. This drug candidate was specifically designed and developed using Cocrystal’s proprietary structure-based drug discovery platform technology.

In March 2022 enrollment was initiated in a randomized, double-blind, placebo-controlled Phase 1 study of orally delivered CC-42344, which was conducted in Australia. Later that year we reported favorable safety and tolerability results from the Phase 1 study of CC-42344 for the treatment of both pandemic and seasonal influenza A.

In October 2023 we announced receipt of authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 2a human challenge trial with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. In December 2023 we announced achievement of first-patient-in for this Phase 2a human challenge clinical trial. This ongoing randomized, double-blind, placebo-controlled study is evaluating the safety, tolerability, viral and clinical measurements of influenza A infection in subjects dosed with oral CC-42344 treatment. Topline clinical results from the Phase 2a trial are expected in 2024.

In addition to the oral CC-42344, we developed inhaled CC-42344 for the prophylactic treatment of pandemic and seasonal influenza A infections. Our preclinical data of the inhaled CC-42344 showed excellent antiviral activity in influenza H1N1-infected human upper airway epithelium with favorable safety profile. We completed inhalation formulation development and are evaluating plans to initiate a Phase 1 study in 2024.

We also continue developing novel broad-spectrum influenza antivirals targeting replication enzymes of influenza A and B strains.

Coronavirus and Norovirus Programs

In October 2022 we announced the selection of a novel, broad-spectrum antiviral drug candidate CDI-988 for clinical development as an oral treatment for SARS-CoV-2, the virus that causes COVID-19. CDI-988 targets a highly conserved region in the active site of SARS-CoV-2 main (3CL) protease required for viral replication and and was discovered to exhibit pan-coronavirus activity against MERS-CoV, SARS-CoV, and common coronaviruses. This drug candidate was specifically designed and developed as a pan-viral protease inhibitor using Cocrystal’s proprietary structure-based drug discovery platform technology.

Subsequent preclinical studies demonstrated that pan-coronavirus lead CDI-988 also showed broad-spectrum antiviral activity against the multiple pandemic norovirus proteases. High resolution crystal structures confirmed that CDI-988 binds to the highly conserved region of the norovirus protease active site. In August 2023 we announced the selection of pan-viral CDI-988 as a potential oral therapy for coronaviruses and norovirus.

In May 2023 we announced approval from the Australian Human Research Ethics Committee (HREC) to conduct a randomized, double-blind, placebo-controlled Phase 1 study of CDI-988. The study is designed to access the safety, tolerability and pharmacokinetics of CDI-988.

In September 2023 we announced dosing of the first subjects in our Phase 1 clinical study with our oral, first-in-class pan-norovirus and pan-coronavirus 3CL protease inhibitor CDI-988. Topline clinical results from the Phase 1 trial are expected in 2024.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic disease.

Influenza is a severe respiratory illness, caused primarily by influenza A or B virus. Influenza A viruses are the only influenza viruses known to cause influenza pandemics. Each year there are approximately 1 billion cases of seasonal influenza worldwide, with 3-5 million severe illnesses and up to 650,000 deaths, according to the World Health Organization (“WHO”). On average about 8% of the U.S. population contracts influenza each season, according to the Centers for Disease Control and Prevention (“CDC”). In addition to the health risk, influenza is responsible for approximately $10.4 billion in direct medical costs in the U.S. annually, according to the National Institutes of Health (“NIH”).

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments oseltamivir phosphate (Tamiflu®) and zanamavir (Relenza®), baloxavir marboxil (Xofluza®) have appeared, and in some cases are predominated. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to oseltamivir. Oseltamivir inhibits influenza neuraminidase enzymes, which are not highly conserved between viral strains. According to the WHO, approximately 15% of the H1N1 isolated circulating worldwide were oseltamivir resistant. Also, treatment-emergent resistance to recently approved baloxavir has been observed during clinical trials and the potential transmission of resistant influenza variants could significantly diminish baloxavir effectiveness.

The Company developed CC-42344, a novel PB2 inhibitor, as a lead candidate for the treatment of influenza A. We completed a Phase 1 study with oral CC-42344 and in December 2022 reported on favorable safety and tolerability results from the CC-42344 Phase 1 study. Upon approval of United Kingdom MHRA, we initiated a randomized, double-blind, placebo-controlled influenza Phase 2a human challenge study in the first half of 2023 and announced dosing of the first subjects in this study with oral CC-42344 in December 2023. Topline clinical results from the Phase 2a trial are expected in 2024.

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains.

As a global pandemic with 774,631,044 COVID-19 confirmed cases globally, including 7,031,216 deaths, as of February 27, 2024, according to the data reported by the WHO. The COVID-19 pandemic and the measures taken by the federal, state and foreign governments to stop the spread of the virus have caused a significant disruption to the U.S. and global economy.

Coronaviruses (CoV) are a large family of RNA viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. The incubation period for SARS-CoV-2 is believed to be within 14 days after exposure, with most illness occurring within about 5 days after exposure. SARS-CoV-2, like other RNA viruses, is prone to mutate over time, resulting in the emergence of multiple variants. Adaptive mutations in the viral genome can alter the virus’s pathogenic potential. Even a single amino acid exchange can drastically affect a virus’s ability to evade the immune system and complicate the vaccine and antibody therapeutics development against the virus. Based on the recent epidemiological update by the WHO, five SARS-CoV-2 VOCs (variants of concern) have been identified since the beginning of the pandemic. Also, as demonstrated in Delta and Omicron variants as well as the more recent JN.1 strain, some variations allow the virus to spread more easily and make it resistant to the treatments and vaccines.

On October 22, 2020, FDA approved the antiviral drug Veklury (remdesivir) for the treatment of COVID-19 requiring hospitalization. Remdesivir is a nucleotide prodrug that inhibits viral replication and was previously evaluated in clinical trials for Ebola treatment in 2014. On May 25, 2023, the FDA approved Paxlovid (nirmatrelvir tablets and ritonavir tablets, co-packaged for oral use) for use to treat COVID-19 for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19, including hospitalization or death. For certain hospitalized adults with COVID-19, the FDA has also approved Olumiant (baricitinib) and Actemra (tocilizumab). In addition, the FDA issued emergency authorization use on several antibody and antiviral therapeutics, including and Lagevrio (molpiravir).

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

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis. among people of all ages. Norovirus infection can be much more severe and prolonged in specific risk groups including infants, children, the elderly, and people with immunodeficiency. Symptoms include nausea, vomiting, stomach pain and diarrhea as well as fatigue, fever and dehydration. Outbreaks occur most commonly in semi-closed communities, having become notorious for their occurrence in hospitals, nursing homes, childcare facilities, cruise ships, schools, disaster relief sites and military settings. In the United States alone, noroviruses are responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and nearly 900 deaths, according to the CDC. The NIH estimates the annual burden to the United States at $10.6 billion. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. We have a candidate norovirus therapeutic in clinical testing. A few companies have been developing vaccines and six candidate vaccines are in stages of clinical testing by Vaxart Pharmaceutical, Moderna, Hillevax, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

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

In September 2023 we announced dosing of the first subjects in our Phase 1 clinical study with our oral, first-in-class pan-norovirus and pan-coronavirus 3CL protease inhibitor CDI-988. Topline clinical results from the Phase 1 trial are expected in 2024.

Hepatitis C: A large competitive market with opportunity for shorter treatment regimens.

HCV is a highly competitive and changing market. Since 2014, several combinations of direct-acting antiviral agents (“DAAs”) have been approved for the treatment of HCV infection. These include Harvoni (sofosbuvir/ledipasvir) 12 weeks of treatment, Viekira Pak (ombitasvir/paritaprevir/ritonavir, dasabuvir) twelve weeks of treatment, Epclusa (sofosbuvir/velpatasvir) twelve weeks of treatment, Zepatier (elbasvir/grazoprevir) twelve weeks of treatment and Mavyret (glecaprevir/pibrentasvir) eight weeks of treatment. We believe the next improvements in HCV treatment will be ultra-short combination oral treatments of four to six weeks, which is the goal of our program.

We anticipate a significant global HCV market opportunity that will persist through at least 2036, given the large prevalence of HCV infection worldwide. The 2017 World Health Organization Global Hepatitis Report estimates that 71 million people worldwide have chronic HCV infections. In July 2023, WHO published that globally, an estimated 58 million people have chronic HCV infection, with about 1.5 million new infections occurring per year, and an estimated 3.2 million adolescents and children with chronic HCV infection.

We are targeting the viral NS5B polymerase with an NNI, which could be developed as part of an all-oral, pan-genotypic combination regimen. Our focus is on developing what is now called ultrashort treatment regimens from four to six weeks in length. Such a combination treatment CC-31244 with different classes of approved DAAs has the potential to change the paradigm of treatment for HCV with a shorter duration of treatment. Combination strategies with approved drugs could allow us to expand CC-31244 into the HCV antiviral therapeutic area globally and could lead to a high and fast cure rate, to improved compliance, and to reduced treatment duration. To our knowledge no competing company has yet developed a short HCV treatment of less than 8 weeks with a high (>95%) sustained virologic response (SVR) at week 12.

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company completed a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. The Company has completed the Phase 2a final study report as filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” for more information.

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

Our patent portfolio consists of issued patents and pending applications in the areas primarily related to the treatment of disease associated with Influenza A, Influenza A/B, and norovirus/coronaviruses and HCV.

In our Influenza A program, our patent portfolio consists of several patent families, including two pending international (PCT) applications and two families of pending applications in the U.S. and various foreign countries.

In our Influenza A/B program, our patent portfolio consists of a number of patent families pending, variously, as international (PCT) applications and in Taiwan. Aspects of this program were developed in collaboration with Merck, which is legally protecting the intellectual property of the collaboration compounds.

In our norovirus and coronavirus programs, our patent portfolio consists of three pending families of U.S. provisional applications.

In our HCV program, our patent portfolio consists of several patent families, with granted patents in the U.S. and Europe, as well as China, Canada, Eurasia, Japan, and Singapore. Applications are pending in numerous other jurisdictions.

Collaborations

Merck Collaboration

On January 2, 2019, we entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme LLC (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents.

Under the terms of the Collaboration Agreement, Merck is funding research and development for the program at Cocrystal and Merck, including clinical development at Merck, protecting intellectual property and Merck is responsible for worldwide commercialization of any products derived from the collaboration.

On December 15, 2023, we received written notice from Merck of Merck’s election to terminate the Collaboration Agreement, dated January 2, 2019, by and between the Company and Merck, with respect to the collaboration with Merck on the development of influenza A/B antiviral compounds. The termination of the Agreement is effective on March 14, 2024. The termination resulted from the inability to develop the compounds to meet a specific aspect of Merck’s program.

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

On February 28, 2024, the Company provided notice to KSURF of the Company’s election to terminate the License Agreements. The terminations, which were made due to the Company’s determination that further development efforts under the License Agreements would be futile, are effective on March 29, 2024. The Company continues to clinically progress its fully owned compound CDI-988 for coronaviruses and norovirus.

Business-Competition

The biotechnology and pharmaceutical industries are subject to intense and rapidly changing competition as companies seek to develop new technologies and proprietary products. We face worldwide competition from larger biotechnology and pharmaceutical companies, universities and other academic or research institutions and government agencies that are developing and commercializing pharmaceutical products similar to our product candidates that target the viruses we are seeking to treat. We know of several companies that have marketed or are developing products for the treatment of influenza, coronavirus, norovirus and HCV, including Roche, Gilead Sciences, Inc. (“Gilead”), Merck, Janssen Pharmaceuticals, Inc., Bristol-Myers Squibb, Toyama Chemical Co., Shionogi/Roche and Abbvie, Inc. Their products are widely considered effective. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies such as Pfizer Inc., Moderna, Inc., Janssen Pharmaceuticals, Inc., and academic institutions began conducting research aimed at development of an effective treatment for, or a vaccine against, COVID-19. As a result of these efforts, a number of vaccines and treatments for COVID-19 have been commercialized under FDA approval, or under the FDA’s emergency use authorization, although certain of these approvals or authorizations are limited to specified circumstances. At least four treatments and five vaccines for COVID-19 have received FDA approval. Many of the companies developing products for the viral diseases that are the focus of our programs have substantially greater financial resources, including government funding, expertise and capabilities than we do and have existing products in significantly more advanced stages of development. Additionally, viral mutations can lead to new strains or variants of a virus that may be more resistant to products we develop when compared to those of competitors. See “Risk Factors” for more information on the risks we face with respect to our competition.

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

In addition to the U.S. requirements such as those enforced by the FDA with respect to safety and efficacy of research, testing, development and production, we also must comply with applicable laws and regulations of any foreign jurisdictions in which we operate. For example, as a result of our Phase 1 trial in Australia for CC-42344, our lead Influenza A product candidate, we are subject to the Australian government’s laws and regulations pertaining to the research and development, including clinical testing on human subjects, of therapeutic product candidates. Further, our Phase 2a study for in the United Kingdom in 2023 for CC-42344 subjects us to similar laws and regulations in the United Kingdom. Our presence in foreign countries has also subjected us to more general laws applicable to operations abroad, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and comparable legislation and regulation in foreign jurisdictions. In general, the FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Further, because of our reliance on one or more CROs and CMOs with respect to our research and development activities both in the U.S. and in foreign jurisdictions, we may have limited control over compliance with such requirements in certain instances.

Human Capital

As of March 28, 2024, we employed 12 full-time employees. Of these full-time employees, nine are engaged in research and development activities. In addition, we have contracts with CROs, CMOs and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs, including in both preclinical and clinical studies for our product candidates.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

●	We have incurred significant losses since our inception, expect to incur losses over the next several years and may never achieve or maintain profitability.

●	We have no history of commercializing products.

●	We will need additional funding to pursue our business objectives, including to eventually commercialize our product candidates if we complete research and development efforts and receive the required regulatory approvals for a product candidate in the future.

●	We allocated a significant amount of time and resources into developing a treatment for COVID-19, and these efforts may ultimately be unfruitful particularly given the increasing number of FDA approved competitor treatments with the passage of time.

●	The regulatory approval processes of the FDA and other government authorities are lengthy, time consuming and inherently unpredictable.

●	If we are unable to successfully develop, receive regulatory approval for and commercialize our product candidates, our business will be harmed.

●	Even if we do commercialize one or more products, most pharmaceutical products that achieve commercialization still do not recoup their cost of capital.

●	We face uncertainties with respect to the potential for new United States healthcare legislation which may lead to reduced pricing, among other things.

●	The cost of our research and development programs may be higher than expected, and there is no assurance that such efforts will be successful in a timely manner or at all.

●	Because of the recent terminations of our Collaboration Agreement with Merck and License Agreements with KSURF, we no longer have potential revenue prospects or the other perceived benefits of those relationships, which may adversely affect our development and commercialization efforts.

●	Success in preclinical studies or earlier clinical trials may not be indicative of results in future clinical trials or an ability to ultimately receive approval from the FDA.

●	We may not be successful in our efforts to research, develop, or in-license or acquire product candidates.

●	We face intense competition, which may limit or eliminate our commercial prospects with respect to product candidates.

●	We rely on third parties to research, develop and commercialize certain product candidates, and such third parties may not perform satisfactorily or act in our best interests.

●	If we are unable to obtain or protect intellectual property rights related to any of our product candidates, we may not be able to compete effectively in the market.

●	We may become subject to expensive intellectual property litigation to enforce our intellectual property rights or defend against claims asserted by others.

●	The trading price and volume of our common stock may be volatile and could decline in which case investors could lose all or part of their investment.

Risk Factors

RISKS RELATED TO OUR BUSINESS

We have never generated revenue from product sales and all of our product candidates are currently in the preclinical and early clinical stage, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

We are a preclinical and early stage clinical, biopharmaceutical discovery and development company. We completed a Phase 2a clinical trial for our Influenza A lead oral candidate CC-42344 in 2023. We also completed a COVID-19 clinical trial in 2023 for our lead oral candidate CDI-988. We expect to report findings from these studies in 2024. Because of the need to complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least four years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

We had an accumulated deficit of $315,914,000 from inception through December 31, 2023 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early-stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have accumulated losses of $315,914,000 from inception through December 31, 2023, expect losses to continue, and have never generated revenue from product sales. It is likely that we will need to raise additional capital in the future. There can be no assurance that we will ever generate income from operations or have positive cash flow from operations.

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

Our ability to generate revenue from product sales and achieve profitability depends on our ability, alone or with partners, to successfully complete the development of, obtain the regulatory approvals for and commercialize pharmaceutical product candidates. We have no pharmaceutical product candidates that have generated any commercial revenue, do not expect to generate revenues from the commercial sale of pharmaceutical products for foreseeable future, and might never generate revenues from the sale of pharmaceutical products. Our ability to generate revenue and achieve profitability will depend on, among other things, the following:

●	identifying and validating new therapeutic strategies;

●	entering into and maintaining collaborations and relationships with large pharmaceutical or biotechnology companies;

●	completing our research and preclinical development of pharmaceutical product candidates;

●	initiating and completing clinical trials for pharmaceutical product candidates;

●	seeking and obtaining regulatory marketing approvals for pharmaceutical product candidates that successfully complete clinical trials;

●	establishing and maintaining supply and manufacturing relationships with third parties;

●	launching and commercializing pharmaceutical product candidates for which we obtain regulatory marketing approval with a partner or, if launched independently, successfully establishing a sales force, marketing and distribution infrastructure;

●	maintaining, protecting, enforcing, defending and expanding our intellectual property portfolio; and

●	attracting, hiring and retaining qualified personnel.

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

We are still in the early stages of preclinical and clinical development of our product candidates and have no products approved for commercial sale or presently in clinical trials. However, our ability to conduct clinical trials in a cost-effective manner and within the desired timeframes remains subject to uncertainties, supply chain shortages, and potential difficulties in obtaining adequate participant enrollments. Further, developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. If we are able to advance our products through clinical trials, we may need to raise additional capital to support our operations and/or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

Our COVID-19 programs are in the early clinical stage and we face significant competition from major companies who have developed vaccines or COVID-19 treatments. If we fail to gain market share because our competitors develop and successfully commercialize effective COVID-19 vaccines or therapies or if we fail to obtain or maintain FDA authorization or to otherwise account for uncertainties surrounding the virus, our business and future prospects could be materially and adversely affected.

While we completed a Phase 1 clinical study of our COVID-19 lead oral candidate CDI-988 in 2023, we may be unable to produce an effective therapy in a timely manner or at all. Additionally, we are committing substantial financial and other resources to our COVID-19 program, which may negatively impact our other programs. Further, in the wake of the global COVID-19 pandemic a number of third parties, including large biotechnology and pharmaceutical companies and academic institutions have developed vaccines and treatments which have FDA approval or emergency use authorization, as more particularly described above under “Business.” While the approval or authorization of certain of these competitive offerings are limited to specified circumstances or patients, given the uncertainties in our ability to fully develop a viable COVID-19 therapeutic product, the substantial amount of time and resources that would be necessary to complete development and obtain regulatory approval, and the growing number of competitive offerings, we may ultimately be unable to produce a product that is commercially viable or is able to generate material revenue.

Even if we do obtain FDA authorization for a therapeutic product, the FDA may subsequently rescind or limit such authorization as more information about the product, including its efficacy and side effects, becomes available. Further, this virus is highly mutative and a number of variants have already arisen, and any treatment we are able to develop and commercialize will therefore remain subject to the risk that a mutation will occur that produces a strain or strains of the virus to which such treatment has a diminished effect or is ineffective. For example, newer variants of the virus can be more resistant to treatments that were effective against prior variants of the virus. If we do develop a treatment that is effective against a current variant, a later variant may arise that reduces or eliminates the product’s efficacy before we are able to commercialize it. Further, if this occurs, one or more competitors’ products may be more effective against new variants than ours, resulting in a diminished market for our products. If we are unable to timely advance our COVID-19 program, or if we fail to gain or maintain a market share as a result of our competitors developing and successfully commercializing vaccines and effective COVID-19 therapies more quickly than we do, our business and future prospects could be materially and adversely affected.

Because Merck recently terminated our Collaboration Agreement and we recently terminated our License Agreements with KSURF, we no longer have potential revenue prospects or the other perceived benefits of those relationships, which may adversely affect our development and commercialization efforts particularly with respect to our influenza A/B, coronavirus and norovirus programs.

In late 2023 Merck notified us that it was terminating our Collaboration Agreement, effective March 14, 2024. Pursuant to the terms of the Collaboration Agreement, Merck had agreed to, among other things, (i) fund the research and development collaboration, including clinical development and commercialization; (ii) make certain milestone payments up to a total of $156 million, including payments associated with the successful product development and attainment of certain U.S. and EU regulatory approvals for the developed products and sales volume; and (iii) pay royalties on net sales of the products. Because of the termination, we will not be receiving any further payments from Merck, and will no longer have the ability to realize the other potential benefits of this former partnership. We may also be unable to locate a new development and commercialization partner on favorable terms or at all, or otherwise achieve our objectives with respect to our influenza A/B program. The loss of our alliance with Merck and its name recognition in the industry and in general could also have adverse consequences outside of this program in terms of our ability to attract strategic alliances to further our development and commercialization efforts generally.

Further, in early 2024 we terminated our License Agreements with KSURF, under which we previously licensed proprietary broad-spectrum antiviral compounds for the potential treatment of norovirus and coronavirus infections. As a result of the terminations, which were based on our determination that proceeding with research and development efforts under the licenses would be futile, our prospects in our coronavirus and norovirus programs are diminished because any perceived or anticipated benefits of the licenses and collaboration will not be realized. Following the terminations the pool of prospective compounds from which we can potentially identify, develop and commercialize viable therapeutic product candidates under these programs is reduced. Any of the foregoing could materially adversely affect our research and development efforts, business and prospects.

If we form strategic alliances which are unsuccessful or are terminated, we may be unable to develop or commercialize certain product candidates and we may be unable to generate revenues from our development programs.

We will likely need to use third-party alliance partners for financial, scientific, manufacturing, marketing and sales resources for the clinical development and commercialization of certain of our product candidates. These strategic alliances, if we are able to enter into them, will likely constrain our control over development and commercialization of our product candidates, especially once a candidate has reached the stage of clinical development. Our ability to recognize revenues from successful strategic alliances may be impaired by several factors including:

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

Termination of a strategic alliance such as the recent terminations of the Merck Collaboration Agreement and KSURF License Agreements may require us to seek out and establish alternative strategic alliances with third-party partners. This may not be possible, including due to restrictions under the terms of our existing collaborations, or we may not be able to do so on terms acceptable to us. See also the risk factor entitled “Because Merck recently terminated our Collaboration Agreement and we recently terminated our License Agreements with KSURF, we no longer have potential revenue prospects or the other perceived benefits of those relationships, which will adversely affect our development and commercialization efforts particularly with respect to our influenza A/B, coronavirus and norovirus programs.” If we fail to establish alternative strategic alliances with third-party partners on terms acceptable to us, or at all, we may be required to limit the size or scope of one or more of our programs or decrease our expenditures and seek additional funding by other means. Such events would likely have a material adverse effect on our results of operations and financial condition.

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

Our reliance on third-party manufacturers to develop products and our anticipated reliance on third-party manufacturers to produce products we may develop in the future entail risks to which we would not be subject if we supplied the materials needed to develop and manufacture our product candidates ourselves, including:

●	supply chain shortages which were prevalent during the COVID-19 pandemic;

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	discontinuation or recall of reagents, test kits, instruments, and other items used by us in the development, testing, and potential commercialization of products;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	the possibility of breach or termination or nonrenewal of manufacturing agreements with third parties in a manner that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

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

Part of our business plan envisions establishing manufacturing relationships with a limited number of suppliers to manufacture raw materials, drug substances, and the drug product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes must be qualified by the FDA or foreign regulatory authorities prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a New Drug Application (“NDA”) or marketing authorization supplement, which could cause further delay. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production.

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

Our efforts to develop our product candidates are limited to a small number of product candidates aimed at treating a small number of viral diseases. To date, we have only entered a limited number of compounds into human clinical trials, including in 2023 when we advanced our Influenza A product candidate to a Phase 2a trial and our COVID-19 product candidate where we initiated a Phase 1 trial. We may be unable to progress our product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us. If any preclinical or clinical trials yield adverse results, it could delay the development of the product candidate, force us to cease pursuing the product candidate, or render it impossible or impracticable to proceed towards commercialization.

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

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of our employees agrees to assign their inventions to us through an employee inventions agreement. In addition, as a general practice, our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program calling on biopharmaceutical research companies to release clinical study reports summarizing clinical trial data. Based on these trends, the FDA may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis in response to concerns expressed by the academic community emphasized by the COVID-19 pandemic, including information we may consider to be trade secrets or other proprietary information. If the FDA takes these measures, we may be forced to disclose propriety information about our product candidates and research, which could materially harm our business.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Further, governments may in the future alter intellectual property rights in a manner adverse to us or to our third-party collaborators, including actions taken at the international level. For example, in June 2022 member countries of the World Trade Organization (“WTO”) agreed to implement a multi-jurisdictional five-year waiver of patent protection with respect to vaccines that target COVID-19 in an effort to fight the pandemic and allow for a more equal distribution of resources, particularly for developing countries, towards that goal. This resulted from ongoing discussions among WTO member countries which began in 2020 with a proposal for a more extensive waiver that would have covered patents for COVID-19 related diagnostics and therapeutics as well as vaccines. The WTO waiver, together with similar actions that may be taken with respect to COVID-19-related products or other products in which we are or may become involved could materially diminish or eliminate our ability to protect the underlying intellectual property rights we rely on for such products, including those licensed from third parties, and as a result any potential competitive advantage would be lost. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

The biotechnology and pharmaceutical industries are intensely competitive. See “Business-Competition” at page 10 for a description of the competitive environment we face. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Additionally, smaller or early-stage companies of which we may not be aware could also prove to be material competitors, particularly through collaborative arrangements with larger, more well-established companies or by competing with us for limited resources and strategic alliances with our current or prospective partners. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop.

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

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. For example, the widespread distribution of COVID-19 treatments and vaccines will reduce the demand for any therapeutic product we develop to treat symptoms caused by the virus, particularly as new competing products are developed and approved by the FDA and other regulators. We will not achieve our business plan if the acceptance of our products is inhibited by price competition or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and we may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

Our business could be negatively impacted by cybersecurity threats and other security threats and disruptions.

Because our business relies on proprietary technology and computer systems, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or confidential information, threats to physical security, and domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and our research and development efforts. We are also involved with information technology systems for certain third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security breaches believe that we have implemented appropriate measures and controls and invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, but there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

●	disrupt the proper functioning of these networks and systems and therefore its operations and/or those of third parties on which we rely;
●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, our proprietary, confidential, sensitive or otherwise valuable information, or that of third parties with which we collaborate or otherwise depend, which others could use to compete against us or for disruptive, destructive or otherwise harmful purposes and outcomes;
●	delay or compromise preclinical or clinical studies or the analysis and use of data collected in our efforts to develop product candidates;
●	require significant attention and resources of management and key personnel to remedy any damages or other adverse consequences that result;
●	subject us to claims for breach of contract, damages, credits, penalties or termination with respect to our relationships with third parties, or regulatory actions by governmental agencies; and
●	damage our reputation with industry participants, existing or prospective strategic alliances, and the public generally.

Any or all of the foregoing could have a material negative impact on its business, financial condition and prospects.

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend on information technology infrastructure to pursue our business objectives and development efforts with respect to our product candidates. If a problem occurs that impairs this infrastructure, including as a result of an outage or malfunctioning of the hardware and software comprising or contributing to the information technology, the resulting disruption could impede our ability to proceed with research objectives in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose opportunities or progress with respect to product candidates or strategic alliances, and could require us to incur significant expense to remediate.

Artificial intelligence presents risks and challenges that can negatively impact our business.

Artificial intelligence-based platforms and tools are increasingly being used in the biopharmaceutical, pharmaceutical, and consumer health industries. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. While our current use of artificial intelligence-based platforms or tools in our business is relatively minimal, many of our competitors have begun utilizing artificial intelligence tools to aid in the development of pharmaceutical products. Our decision to not implement artificial intelligence platforms or tools may put us at a competitive disadvantage in comparison to competitors who currently use artificial intelligence platforms and tools in the development of pharmaceutical products.

As artificial intelligence expands, our competitors, which may have significantly greater financial and human capital resources, may use artificial intelligence to further their research efforts and advance competitive product candidates through clinical trials.

In the future, we may adopt and integrate artificial intelligence platforms and/or tools into our business. Further, any third-party collaborators may incorporate artificial intelligence platforms and tools into their business without disclosing this to us, and the providers of these artificial intelligence platforms and tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection. If our third-party collaborators who use artificial intelligence platforms or tools experience an actual or perceived breach related incident because of the use of artificial intelligence, we may lose valuable intellectual property, confidential information, and suffer reputational damage. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Due to the change in the United States presidency and upcoming election, we and our industry face uncertainty including the potential for increased regulation, which may adversely affect our business.

President Biden has expressed a desire to make healthcare more affordable, including adopting new laws and working with federal agencies in a manner which may adversely affect our business through an increase in regulatory efforts. At the senior administrative level, new regulators with a regulatory zeal may tighten existing regulations and that approach may also be taken in the routine interactions between staff and our scientists and others. For example, in December 2023, the Biden Administration announced its intention to lower prescription drug costs and address certain features of the current healthcare sector, such as the focus on insurance and consolidation. These rules or other regulatory developments which may occur in the future could have an adverse impact, directly or indirectly, on our operations or on the operations of our collaborators. These trends and potential future government action, particularly at the federal level, are highly uncertain and we expect will be dependent to some extent on the outcome of the next presidential election later this year. If President Biden is elected for another four-year term, he could take further action on the issues his administration has previously addressed. Contrarily, if former President Trump (or another Republican candidate) were elected, there will be a de-emphasis on regulation. Increased regulation and enforcement may lead to increased costs and further delays in getting approvals, which may adversely affect our business.

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

There have been numerous legislative and regulatory proposals to change the healthcare system in the United States and in some foreign jurisdictions that could affect our ability to sell products profitably. President Biden has expressed support for implementing a new health plan that would rely on a “Medicare-like” public option for individuals who are not on Medicare and transition to a Medicare-for-All single payor system in the future. Among other things, such a system may seek to:

●	lower prescription prices by permitting Medicare to negotiate prices;

●	limit price increases and pricing control by private sector industry participants;

●	set prices for drugs which do not have competition; and

●	permit consumers to buy prescriptions from other countries.

Additionally, beginning in 2022 the Biden administration proposed legislation and policy changes to implement a number of regulatory changes to make affordable healthcare available for a larger number of Americans, including by lowering the costs of prescription drugs. A 2022 legislative proposal included measures that would allow the government to negotiate prices of certain prescription drugs under Medicare and would redesign the Medicare Part D benefit to limit patient out-of-pocket drug costs and shift liabilities among stakeholders, including manufacturers. Following the proposal, the Inflation Reduction Act was enacted later in 2022 which provides for lower cost prescription drugs and vaccines in Medicare and other federal programs, including by establishing a $2,000 annual cap on out-of-pocket drug costs for Medicare participants beginning in 2025. In a similar vein, in October 2022, President Biden issued an executive order to address concerns about the high costs of prescription drugs in the U.S., wherein the Secretary of the Department of Health and Human Services (“HHS”) was tasked with evaluating potential new health care payment and delivery models designed to lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. In its responsive report, the HHS indicated that it was “full steam ahead in delivering cost savings” and identified three potential price-reducing models for further consideration, as well as other areas for further research. A similar initiative covering a broader scope of activities and intended actions (including addressing drug prices and industry consolidation and control) was again released by the White House in December 2023. Like the Inflation Reduction Act, certain of the recent or newly proposed regulatory changes will be subject to Congressional approval, and we cannot predict what, if any, of these broad proposals or other legislation or regulation will pass or otherwise be implemented, particularly with a divided Congress.

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

As of March 28, 2024, we have 12 full-time employees. As our Company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to manage these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida and an administrative office in Australia. In addition, our Influenza A Phase 1 program has been dependent on one or more CROs and their facilities located in Australia for Phase 1 and will depend on one or more CROs in the United Kingdom for Phase 2a for the furtherance of our research and development efforts as to that product. We also rely on Australian CROs for our coronaviruses and norovirus programs. We and third parties on which we rely are vulnerable to natural disasters such as earthquakes, tornados, severe storms, hurricanes, tsunamis, and fires, as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters or similar events, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations.

If our information technology systems are compromised, the information we store and process, including our intellectual property, could be accessed, publicly disclosed, lost or stolen, which could harm our business, relationships with strategic partners and future results of operations.

Companies are increasingly suffering damage from attacks by hackers and there is a general risk that adversaries in geopolitical conflicts such as those taking place in Ukraine and in the Middle East adopt widespread Internet hacking as a weapon, which hacking may ultimately affect us. In the ordinary course of business, we store sensitive information, such as our intellectual property, including trade secrets and results of our clinical and preclinical research, and that of our suppliers and business partners, on a central server, and such information is transmitted via email correspondence. The secure maintenance and processing of this information is critical to our research and development activities and future operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breaches due to employee error, malfeasance or other disruptions. Any such breach could compromise our information technology systems and the information stored there could be accessed by third parties, publicly disclosed, lost or stolen. Any such unauthorized access, disclosure, misappropriation or other loss of information could result in disruption of our operations, including our existing and future research collaborations, and damage our reputation, which in its turn could harm our business and future results of operations.

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

Additionally, a reverse stock split typically has the effect of reducing the number of holders of shares in “round lots,” meaning those holding 100 or more shares. Another requirement for being listed on Nasdaq is that the Company have a minimum of 300 round lot holders. While the bid price of our common stock was $[XX] on March [XX], 2024. If we again fail to comply with Nasdaq’s minimum bid price, it is possible in the future that we will again have to seek stockholder approval, which we may not obtain particularly since retail investors often oppose reverse splits or do not vote and a reverse split requires the approval of the holders of the majority of the outstanding shares of our common stock.

RISKS RELATED TO OUR COMMON STOCK

Our stock price and trading volume has historically been volatile, and any increases in these metrics may be temporary for a number of reasons, which may cause investors to lose money.

Our stock price and trading volume is volatile, and the limited periods in which there were increases to our stock price and trading volume have historically been temporary in nature. Therefore, there can be no assurance that our stock price or trading volume will increase in the future, permanently or at all. For example, in order to increase our stock price above the $1.00 Nasdaq bid price minimum requirement, we effected a 1-for-12 reverse stock split on October 22, 2022. In the months leading up to the reverse split, the closing prices for our common stock (as retroactively adjusted for the reverse split) declined from $5.03 in late August 2022 down to $2.75 on October 10, 2022, and declined further following the reverse split taking effect to below $2.00 on certain dates in December 2022 and February 2023. More recently, our common stock fell from as high as $3.14 in August 2023 to $1.46 in November 2023, and it has hovered around that range since. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by the FDA of final approval of vaccines and treatments for COVID-19 and other diseases we target;

●	Announcements relating to the spread of new variants of COVID-19 and other diseases we target;

●	Announcements by competitors that they are initiating human trials of drugs to treat the diseases we target;

●	Events which demonstrate that the spread or intensity of COVID-19 or other diseases has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	The results of our clinical trials;

●	Our announcement concerning the initiation of or delay in our planned clinical trials;

●	Announcements of entering into or terminating strategic alliances such as the termination of the Merck Collaboration Agreement which we disclosed in December 2023 and the terminations of the KSURF License Agreements which we disclosed in March 2024; or

●	The occurrence of any other events or factors which may have created the unusual volatility and spike in volume.

If the current price is reduced, investors may sustain large losses.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	due to external factors such as geopolitical turmoil, inflation or other events, including the conflicts in Ukraine and Israel or other unknown hostilities, investors may sell our common stock to meet margin calls on other stocks or as the result of economic disruptions;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	Announcement of a future reverse split or our failure to obtain stockholder approval for a reverse split;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles;

●	any significant change in our management; and

●	general economic conditions and slow or negative growth in any of our significant markets.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because of geopolitical conflicts, central bank actions to combat inflation and other major events, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

Beginning with the Russian invasion of Ukraine, certain events began to affect the global and United States economy including increased inflation, increases in the prices of commodities such as oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in leading market indexes. In 2023 another conflict arose in Israel which has also added to the uncertainty. The duration of these events and their impact are at best uncertain and continuation may result in negative consequence on the U.S. or global economies. Further, in March 2023 two major U.S. banks collapsed, while certain other banks faced extreme financial difficulty and had to seek immediate sources of liquidity to remain open. These developments were widely considered a product of the increase in interest rates that began in 2022 as the Federal Reserve in U.S. and central banks in other jurisdictions have sought to combat inflation. While in the U.S. inflation has since declined, uncertainty remains as to the timing of the Federal Reserve reducing interest rates, and if inflation does not fall low enough and/or the Federal Reserve declines to reduce interest rates in the near term, the result could be tipping the U.S. economy into a recession. In the wake of these events, the U.S. and global capital markets have demonstrated volatility, as many investors consider economic outlooks to be uncertain . While the capital markets have since recovered, ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon public the capital markets and us. We cannot predict how this will affect our business, but the impact may be material and adverse.

Future issuances of our common stock or rights to purchase our common stock could cause additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

During the year ended December 31, 2023 we conducted a private sale of a total of 2,030,458 shares of our common stock for gross proceeds of $4,000,000, and did not conduct any public offerings. We expect that our current cash position will be sufficient to fund our operations over the next 12 months subject to the many uncertainties and risks that may rise such as those described herein, significant additional capital may be needed in the future to continue our planned operations. To the extent we have raised and continue to raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Future sales of large amounts of our common stock in the public market or a perception that such sales might occur could cause a decrease in our stock price.

As of March 28, 2024, out of approximately 10.2 million shares of common stock outstanding, approximately 6.8 million are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by our officers, directors and one 5% stockholder subject to a voting agreement, who we deem affiliates, are subject to additional restrictions as described below.

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

Additionally, as of December 31, 2023, we had approximately 558,000 options and 11,000 warrants outstanding that, if fully exercised, would result in the issuance of 569,000 shares of common stock and approximately 275,000 shares of common stock remain available for future grants under the Cocrystal Pharma, Inc. 2015 Equity Incentive Plan.

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

In recent years, institutional and individual investors focused on ESG screening criteria to determine whether certain equity securities such as our common stock should be included in their investment portfolios, although certain states are resisting using ESG criteria. A growing number of investors, regulators, self-regulatory organizations and other stakeholders have expressed an interest in setting often-ambitious ESG goals and to require the provision of new and more robust disclosure and implementation of such goals, including progress toward the goals and other matters of interest to ESG stakeholders. However, in January 2024, two large financial firms, JP Morgan Asset Management and State Street Global Advisors, retreated from the Climate Action 100+ investor compact, which launched in 2017 as a collaborative investor group working to influence large corporate emitters of greenhouse gasses to commit to net zero targets and introduce climate-related governance and disclosure processes. Further, it is reported investors pulled a total of $13 billion out of ESG-focused investment funds during the 2023 fiscal year. In December 2023, House Republicans subpoenaed BlackRock and State Street Global Advisors, requesting documents and communications relating to their respective advancement of ESG policies in connection with an ongoing investigation into current antitrust laws.

While the large financial firms’ exit from ESG initiatives may spark a larger trend of stepping away from ESG-related investment decisions, it is uncertain how the market at large will respond. If we decide to report any of the Company’s ESG-related efforts, goals, or objectives, we could be presented with numerous material operational, reputational, financial, legal and other risks, any or all of which could have a material negative impact, including on our reputation and stock price. For example, any ESG objectives or policies we implement, be it in response to new laws, regulations or rules (including any that may in the future be implemented by the SEC or Nasdaq), actions taken by self-regulatory organizations, investors or other stakeholders, or otherwise, could cause us to expend significant capital and human resources and/or divert management’s attention from central operational matters. Further, any failure by us to accurately disclose and effectively carry out ESG undertakings, which may include forward-looking proposals based on assumptions and subject to factors beyond our control, could expose us to reputational harm, government enforcement or private litigation, and stock price and volume volatility.

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

We believe these provisions may benefit us by providing increased consistency in the application of Delaware law and federal securities laws by chancellors and judges, as applicable, particularly experienced in resolving corporate disputes, efficient administration of cases on a more expedited schedule relative to other forums and protection against the burdens of multi-forum litigation. If a court were to find the choice of forum provision that is contained in our amended and restated Bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially adversely affect our business, results of operations, and financial condition. For example, Section 22 of the Securities Act provides that state and federal courts have concurrent jurisdiction over claims to enforce any duty or liability created by the Securities Act or the rules and regulations promulgated thereunder. Accordingly, there is uncertainty as to whether a court would enforce such a forum selection provision as written in connection with claims arising under the Securities Act. To date, the Delaware Supreme Court has upheld the exclusive jurisdiction provisions in certificates of incorporation for claims under the Securities Act. However, two different federal Court of Appeals reached conflicting decisions with one Court ruling that a forum selection clause was unenforceable as to a derivative claim that was brought under the Exchange Act. Further, to date no court has ruled on the exclusive venue provision for claims under the Securities Act and the other Court ruling it was enforceable. Accordingly, if a stockholder files a Securities Act claim or an Exchange Act claim in a federal court and we seek to rely upon the Delaware venues, we may not be successful.

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

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Like all companies that utilize technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. We have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises, and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. Properties

We have operating facilities in Bothell, Washington and Miami, Florida, as well as an administrative facility in Melbourne, Australia.

We lease approximately 15,400 square feet of office and laboratory space in Bothell, Washington under a lease agreement expiring in January 2031.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We had retained counsel to defend us which had filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,064 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case has been remanded to the District Court for trial on the merits of the Company’s coverage claims for defense and settlement costs. The Court had ordered the return of the $1.6 million. On August 8, 2023, the Company received $1.6 million as refunded by the registry of the court. On November 16, 2023, prior to commencement of a new trial which had been scheduled for December 4, 2023, the parties entered into a settlement agreement pursuant to which Liberty paid the Company $1 million and each party released the other from its respective claims and rights arising from the matter. There is no further litigation with Liberty following this settlement.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “COCP”. As of March 28, 2024, there were approximately 434 holders of record of our common stock.

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

During our year ended December 31, 2023, the following key aspects of our business advanced:

Pandemic and Seasonal Influenza A

●	Our novel oral PB2 inhibitor, CC-42344, has shown excellent antiviral activity against influenza A strains including pandemic and seasonal strains, as well as strains resistant to Tamiflu® and Xofluza®.
●	In March 2022 enrollment was initiated in a randomized, double-blind, placebo-controlled Phase 1 study of CC-42344, which was conducted in Australia. In December 2023, we reported favorable safety and tolerability results from a Phase 1 study of CC-42344 for the treatment of both pandemic and seasonal influenza A.
●	In October 2023 we announced receipt of authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 2a human challenge trial with its broad-spectrum, oral PB2 inhibitor CC-42344 as a potential treatment for pandemic and seasonal influenza A. In December 2023 we announced achievement of first-patient-in for the Phase 2a human challenge clinical trial. Clinical results are expected in 2024.

●	Preclinical development is progressing with an inhaled formulation of CC-42344 as a treatment and prophylaxis for influenza A.

Pandemic and Seasonal Influenza A/B Program

●	Novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage.

Oral Protease Inhibitor CDI-988

●	A novel, broad-spectrum pan-viral 3CL protease inhibitor antiviral drug candidate CDI-988 for clinical development as an oral treatment for SARS-CoV-2 and norovirus.
●	Conducting randomized, double-blind, placebo-controlled Phase 1 study of CDI-988 is approved by Australia Human Research Ethics Committees (HREC). The study is designed to access the safety, tolerability and pharmacokinetics of CDI-988.
●	In September 2023 we announced dosing of the first subjects in the Phase 1 clinical trial with oral, first-in-class pan-norovirus and pan-coronavirus 3CL protease inhibitor CDI-988.

Replication Inhibitors

○	We are using our proprietary structure-based drug discovery platform technology to discover replication inhibitors for orally administered therapeutic and prophylactic treatments for SARS-CoV-2. Replication inhibitors hold potential to work with protease inhibitors in a combination therapy regimen.

Results of Operations

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our ten employees dedicated to research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $15,169,000 for the year ended December 31, 2023, compared with $12,392,000 for the year ended December 31, 2022. The increase of $2,777,000 was primarily due to advancing our influenza lead candidate CC-42344 through a Phase 1 trial and preparation for a Phase 2a clinical trial planned for 2023, as well as advancing our lead COVID-19 clinical oral candidate CDI-988 in preparation for a Phase 1 clinical trial planned for 2023.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $5,990,000 for the year ended December 31, 2023, compared with $5,745,000 for the year ended December 31, 2022. This increase of $245,000 was primarily due professional fees and litigation.

In the ordinary course of business, the Company entered into non-cancellable related party leases for its facilities (see Note 14 – Transactions with Related Parties in the Consolidated Financial Statements).

Goodwill Impairment

During the six months ended June 30, 2022, the Company saw a significant decrease in its price of common stock resulting in an overall reduction in market capitalization and our recorded net book value exceeded our market capitalization as of June 30, 2022. Pre-impairment, the carrying value of the reporting unit exceeded the market capitalization of the Company at June 30, 2022 and concluded that goodwill was impaired in its entirety and recorded during the second quarter ended June 30, 2022 a $19,092,000 non-cash impairment. As of December 31, 2023 and 2022, the Company had no remaining goodwill.

Legal Settlement

In July 2022, the Company filed a legal appeal and deposited $1.6 million with the United State District Court for the District of Delaware as security during pending our appeal. During the second quarter ended June 30, 2022, the Company recorded a legal judgement for this amount inclusive of estimated costs. During the third quarter of 2023, the Company received a $1.6 million refund from the registry of the court reflecting the recovery of funds following a successful appeal in the Company’s litigation with an insurer. During November 2023, a settlement agreement was executed and the insurer paid the Company an additional $1.0 million. There is no further litigation with the insurer following the settlement. See “Item 3. Legal Proceedings” for more information

Total other Income/Expense

Total other income was $575,000 for the year ended December 31, 2023, compared to total other expense of $8,000 for the year ended December 31, 2022. This increase of $583,000 was primarily due to interest income discussed below.

Interest income was $640,000 for the year ended December 31, 2023, compared to interest expense of $2,000 for the year ended December 31, 2022. The interest income in 2023 was related to interest earned from cash held in banks and deposits with court registry and the expense in 2022 was related to finance lease agreements.

We also had foreign exchange loss of $65,000 and $18,000 for the years ended December 31, 2023 and 2022, respectively, related to currency exchange rate measurements with regards to our Australian operations.

Net Loss

We had a net loss of $17,984,000 for the year ended December 31, 2023, compared to a net loss of $38,837,000 for the year ended December 31, 2022. This decrease of $20,853,000 was primarily due to a $19,092,000 non-cash impairment-loss of goodwill in 2022 and offset by increases in research and development expenses in 2023 due transition from clinical trial phase I to phase II of our CC-42344 product, and compensated by the increase efforts in the initiation of clinical trial phase I for CDI-988 and other product candidates.

Liquidity and Capital Resources

For the year ended December 31, 2023, net cash used in operating activities was $14,666,000, compared to net cash used in operating activities of $21,435,000 for the year ended December 31, 2022. The decrease in cash used in operating activities in 2023 as compared to 2022 was attributable to the decrease of operating costs related to our COVID-19 and influenza-A clinical trials.

For the year ended December 31, 2023, net cash used in investing activities netted to $118,000, which consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington. For the year ended December 31, 2022, our net cash used in investing activities consisted of $74,000.

For the year ended December 31, 2023, net cash provided by financing activities was $3,993,000, compared to net cash used by financing activities of $27,000 for the year ended December 31, 2022. Net cash provided by financing activities in 2023 was result of a raise of $4,000,000 in a private placement sale of common stock.,

We expect that our reported cash balance will be sufficient to support the Company’s working capital needs for the 12 months following the filing of this Report.

Developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as a company advances a product candidate toward clinical programs. Historically, we have financed our operations with the proceeds from public and private equity and debt offerings, including additional investments by certain existing stockholders, and entered into strategic partnerships and collaborations for the research, development and commercialization of product candidates. Because we have an influenza A product candidate that is currently in a Phase 2a clinical trial and a pan-viral coronavirus & norovirus product candidate that is currently in a Phase 1 clinical trial we may need to raise additional capital to support our operations or form partnerships and collaborative alliances. Such funding may not be available to us on acceptable terms, or at all.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. In January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2.1 million. There have been no sales under the ATM Agreement since then.

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, our expectations regarding future characteristics of the product candidates we develop, the expected time of achieving certain value driving milestones in our programs, including, preparation, commencement and advancement of clinical studies for certain product candidates in 2024, our expectations with respect to market opportunities for certain product candidates and our plans regarding further clinical development of such product candidates, our search for collaboration partners following the termination of agreements with Merck and KSURF, our expectations regarding future operating results, statement regarding the suitability and adequacy of our properties and capital resources, and our future liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include inflation, the possibility of recession, interest rate increases and the conflicts in Ukraine and Israel on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economy, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and CMOs, the results of the studies for CC-42344 and CDI-988, the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2023, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matter

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

We have served as the Company’s auditor since 2019.

Weinberg & Company, P.A.

Weinberg & Company, P.A

Los Angeles, California

March 28, 2024

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31, 2023	December 31, 2022

Assets
Current assets:
Cash	$26,353	$37,144
Restricted cash	75	75
Tax credit receivable	890	716
Prepaid expenses and other current assets	1,773	2,243
Total current assets	29,091	40,178
Property and equipment, net	271	342
Deposits	46	46
Operating lease right-of-use assets, net (including $42 and $99 to related party)	1,851	274
Total assets	$31,259	$40,840

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$3,022	$976
Current maturities of finance lease liabilities	-	7
Current maturities of operating lease liabilities (including $42 and $59 to related party)	240	233
Total current liabilities	3,262	1,216
Long-term liabilities:
Operating lease liabilities (including $0 and $42 to related party)	1,613	57
Total long-term liabilities	1,613	57
Total liabilities	4,875	1,273

Commitments and contingencies

Stockholders’ equity:
Common stock $0.001 par value; 150,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; 10,174 and 8,143 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	10	8
Additional paid-in capital	342,288	337,489
Accumulated deficit	(315,914)	(297,930)
Total stockholders’ equity	26,384	39,567
Total liabilities and stockholders’ equity	$31,259	$40,840

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	December 31,
	2023	2022
Operating expenses:
Research and development	$15,169	$12,392
General and administrative	5,990	5,745
Legal settlement	(2,600)	1,600
Impairments	-	19,092
Total operating expenses	18,559	38,829

Loss from operations	(18,559)	(38,829)

Other (expense) income:
Interest income (expense), net	640	(2)
Change in fair value of derivative liabilities	-	12
Foreign exchange loss	(65)	(18)
Total other income (expense), net	575	(8)

Net loss	$(17,984)	$(38,837)

Net loss per common share:
Loss per share, basic and diluted	$(1.87)	$(4.77)
Weighted average number of common shares outstanding, basic and diluted	9,651	8,143

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2021	8,143	$8	$336,634	$(259,093)	$77,549
Stock-based compensation	-	-	855	-	855
Net loss	-	-	-	(38,837)	(38,837)
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	801	-	801
Sale of common stock to related entities, net of transaction costs	2,031	2	3,998	-	4,000
Net loss	-	-	-	(17,984)	(17,984)
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2023	2022

Operating activities:
Net loss	$(17,984)	$(38,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation-and-amortization expense	189	185
Right of use assets	(1,577)	203
Loss on impairment of goodwill	-	19,092
Stock-based compensation	801	855
Change in operating lease liabilities	1,563	(209)
Change in fair value of derivative liabilities	-	(12)
Changes in operating assets and liabilities:
Tax credit receivable	(174)	(716)
Prepaid expenses and other current assets	470	(1,675)
Accounts payable and accrued expenses	2,046	(321)
Net cash used in operating activities	(14,666)	(21,435)

Investing activities:
Purchases of property and equipment	(118)	(74)
Net cash used in investing activities	(118)	(74)

Financing activities:
Payments of finance lease obligations	(7)	(27)
Proceeds from sale of common stock, net of transaction costs	4,000	-
Net cash provided by (used in) financing activities	3,993	(27)

Net decrease in cash and restricted cash	(10,791)	(21,536)
Cash and restricted cash at beginning of period	37,219	58,755
Cash and restricted cash at end of period	$26,428	$37,219

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2023 and 2022

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

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the year ended December 31, 2023, the Company recorded a net loss of approximately $17,984,000 and used approximately $14,666,000 of cash in operating activities.

On December 31, 2023, the Company had cash and cash equivalents of approximately $26,353,000. We believe that our current resources will be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2023, the Company has primarily funded its operations through equity offerings.

The Company will need to continue obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including economic conditions, the approval and success of our products in development, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and legal proceedings that may arise. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2023 and 2022, our primary operating account held approximately $16,327,000 and $37,144,000, respectively, and our collateral account balance of $75,000 as of December 31, 2023 and other cash accounts are maintained at different institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2023 and 2022.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2023	December 31, 2022
Cash	$26,353	$37,144
Restricted cash	75	75
Total cash and restricted cash shown in the statements of cash flows	$26,428	$37,219

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

At December 31, 2023 and 2022, the carrying amounts of financial assets and liabilities, such as cash, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature.

The Company has not transferred any financial instruments into or out of Level 3 classification during the years ended December 31, 2023 and 2022. A reconciliation of the beginning and ending Level 3 liabilities for is as follows (in thousands):

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	2023	2022
Balance, January 1,	$-	$12

Change in fair value of warrants potentially settleable in cash (Note 9)	-	(12)
Balance at December 31,	$-	$-

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $396,000 and $506,000 for the years ended December 31, 2023 and 2022, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Research and Development Expenses

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s clinical products. All research and development costs are expensed as incurred. Research and development costs are presented net of tax credits.

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2023, the Company recorded tax credits receivable of $890,000, of which approximately $823,000 was recorded as a reduction of research and development expense.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2023	2022
Outstanding options to purchase common stock	558	350
Warrants to purchase common stock	11	13
Total	569	363

Recent Accounting Pronouncements

The Company’s management has evaluated all the recently issued, but not yet effective, accounting standards and guidance that have been issued or proposed by the FASB or other standards-setting bodies through the filing date of these financial statements and does not believe the future adoption of any such pronouncements will have a material effect on the Company’s financial position and results of operations.

3. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of Cocrystal Australia operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized an loss of approximately $65,000 and $18,000 for the years ended December 31, 2023 and 2022, respectively.

As of December 31, 2023 and 2022, the Company’s cash balances consisted of the following (in thousands):

	2023	2022
U.S. Dollars	$26,402	$37,177
Australian Dollars – in US $	26	42
Cash Balance	$26,428	$37,219

4. Property and Equipment

Property and equipment as of December 31, consists of the following (table in thousands):

	2023	2022
Lab equipment (excluding equipment under finance leases)	$1,757	$1,631
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	194
Computer and office equipment	155	131
Total property and equipment	2,074	1,956
Less accumulated depreciation	(1,803)	(1,614)
Property and equipment, net	$271	$342

Depreciation expense was $189,000 and $185,000 for the years ended December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the Company had no remaining goodwill.

6. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (table in thousands):

	2023	2022
Accounts payable	$1,222	$614
Accrued compensation	109	130
Accrued other expenses	1,691	232
Total accounts payable and accrued expenses	$3,022	$976

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of year-end.

7. Common Stock

As of December 31, 2023, the Company has authorized 150,000,000 shares of common stock, $0.001 par value per share. The Company had approximately 10,174,000 and 8,143,000 shares issued and outstanding as of December 31, 2023 and 2022, respectively.

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

The Company was a party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 85,834 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2.1 million. There have been no sales under the ATM Agreement since then.

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

The Company adopted a second equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. The options generally vest 25% after one year, with the remaining balance vesting monthly over the following three years. As of December 31, 2023, approximately 276 million options remain available for future grant under the 2015 Plan.

The following table summarizes stock option transactions for the 2007 Plan and 2015 Plan, collectively, for the years ended December 31, 2023 and 2022 (table in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2021	629	205	$23.76	$-
Granted	(158)	158	5.04	-
Expired	12	(12)	33.24	-
Cancelled	1	(1)	15.36	9
Balance at December 31, 2022	484	350	$15.36	$9
Granted	(209)	209	2.67	-
Expired	-	(1)	22.89	-
Balance at December 31, 2023	275	558	10.57	-

During the year ended December 31, 2023 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 209,216 shares of common stock. The options have an exercise price of $2.67 per share, expire in ten years, and vest as follows: one half vests on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2023. The total fair value of these options at the grant date was approximately $470,000 using the Black-Scholes Option pricing model. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2023:

Assumptions:
Weighted average per share grant date fair value	$2.67
Risk-free interest rate	3.96%
Expected dividend yield	0.00%
Expected volatility	112.02%
Expected terms (in years)	5.77

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

For the years ended December 31, 2023 and 2022, equity-based compensation expense for options vesting during the period was $801,000 and $855,000, respectively.

As of December 31, 2023, there was $717,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1 years. For options granted and outstanding, there were 558,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.0, a weighted average exercise price of $10.38, and weighted average remaining contractual term of 8.2 years at December 31, 2023. For vested and exercisable options, outstanding shares totaled 279,000, with an aggregate intrinsic value of $0.0. These options had a weighted-average exercise price of $17.17 per share and a weighted-average remaining contractual term of 7.2 years at December 31, 2023.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2023 was calculated based on the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2023 of approximately $1.72 per share (less the exercise price of the options). The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2023	2022

Stock options issued and outstanding	558	350
Shares authorized for future option grants	275	484
Warrants outstanding	11	20
Total	844	854

9. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2023 and 2022 (table in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2021	7	2	11	20
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	(7)	-	-	(7)
Outstanding, December 31, 2022	-	2	11	13
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	(2)	-	(2)
Outstanding, December 31, 2023	-	-	11	11
Expiration date	Oct 27, 2022	Oct 24, 2023	Jan 16, 2024

Warrants outstanding as of December 31, 2023 and 2022 included warrants with the potential to be settled in cash, which are liability-classified warrants. During the year ended December 31, 2022, the 6,732 warrants accounted as equity expired and the 13,268 warrants accounted for as liabilities remained outstanding as of December 31, 2022.During the year ended December 31, 2023, the 2,000 warrants accounted as liabilities expired and the 11,000 warrants accounted for as liabilities remained outstanding as of December 31, 2023.

As of December 31, 2023, outstanding warrants had no intrinsic value.

Warrants Classified as Liabilities

Liability-classified warrants consist of warrants issued by the Company in connection with its merger with Biozone in January 2014. Warrants accounted for as liabilities have the potential to be settled in cash or are not indexed to the Company’s own stock.

The estimated fair value of outstanding warrants accounted for as liabilities is determined at each balance sheet date. Any decrease or increase in the estimated fair value of the warrant liability since the most recent balance sheet date is recorded in the consolidated statement of operations as changes in fair value of derivative liabilities. The fair value of the warrants classified as liabilities is estimated using the Black-Scholes option-pricing model with the following inputs as of December 31, 2023:

	October 2013 Warrants (expired October 24, 2023)	January 2014 Warrants

Strike price	$-	$180.00
Expected dividend yield	-	0.00%
Expected term (years)	-	0.0
Cumulative volatility	-	132.17%
Risk-free rate	-	4.37%
Fair value (in thousands)	$-	$-

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

10. Licenses and Collaborations

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme Corp. (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck agreed to fund research and development for the program, including clinical development, and will be responsible for worldwide commercialization of any products derived from the collaboration. Cocrystal received an upfront payment of $4 million and was eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. Merck can terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause.

On December 15, 2023, the Company received written notice from Merck of Merck’s election to terminate the Exclusive License and Collaboration Agreement. The termination of the Agreement is effective on March 14, 2024. According to Merck’s termination notice, Merck determined there were no existing conditions to continue the collaboration. The termination resulted from the inability to develop the compounds to meet a specific aspect of Merck’s program. The pending patent applications on compounds covered by the Agreement and previously filed by Merck on behalf of both companies remain in place.

Kansas State University Research Foundation

On February 18, 2020, the Company entered into a License Agreement (the “Agreement”) with Kansas State University Research Foundation (the “Foundation”) effective February 12, 2020.

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

The Company agreed to pay the Foundation a one-time non-refundable license initiation fee in the amount of $110,000 and an annual license maintenance fee in the amount of $20,000 per year for the first seven (7) years and $50,000 per year thereafter and agreed to reimburse the Foundation for third party expenses associated with the filing, prosecution and maintenance of the patent rights in question. The Company also agreed to make certain future milestone payments up to $4,150,000, dependent upon the progress of clinical trials, regulatory approvals, and initiation of commercial sales in the United States and certain countries outside the United States. As of December 31, 2023, no milestone payments to the Foundation were due under the agreement.

On February 28, 2024, the Company provided notice to the Foundation of the Company’s election to terminate both License Agreements. The terminations, which were made due to the Company’s determination that further development efforts under the License Agreements would be futile, are effective on March 29, 2024. The Company continues to clinically progress its fully owned compound CDI-988 for coronaviruses and norovirus.

Phase 2a Clinical Trial

In August, 2022, the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (CRO), to conduct a Phase 2a clinical trial (the “Study”) with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company paid a reservation fee of $1.7 million upon execution of the Start-Up Agreement (the “Agreement”) for the Study. The Company recognized the reservation fee as prepaid asset on its balance sheet at December 31, 2022. In September 2023, the Clinical Trial Agreement (“CTA”) was executed by the Company and hVIVO, which supersedes the Agreement, including the terms attributable to the reservation fee. Under the terms of the CTA, total budget of the Study was approximately $6.8 million, which consisted of the reservation fee of $1.7 million and additional milestone payments totaling approximately $5.1 million. The reduction of the reservation fee and the milestone payments will become due during the length of the CTA as milestones are realized.

During the year ended December 31, 2023, upon achievement of certain milestones, the reservation fee was reduced by approximately $440,000, which was recognized as expense during the year then ended. As a result, the balance of the reservation fee was approximately $1.28 million which is included in prepaid expenses as of December 31, 2023. Pursuant to the CTA, additional milestones payments totaling approximately $2.61 million became due during the year ended December 31, 2023, resulting in the recognition during the year of aggregate expenses of $3.05 million incurred on the CTA. As of December 31, 2023, $1.9 million was due on the CTA which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

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

Significant components of the Company’s deferred income taxes at December 31, 2023 and 2022 are shown below (table in thousands):

	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$22,005	$21,368
Compensation	583	474
Research and development tax credits	3,196	2,710
Capitalized and Research Expenditures	5,288	2,595
Other	848	487
Total deferred tax assets	31,920	27,633

Deferred tax liabilities:
Property and equipment	(29)	(27)
Other	(410)	(60)
Total deferred tax liabilities	(439)	(87)

Total deferred taxes, net	31,481	27,546
Valuation allowance	(31,481)	(27,546)

Deferred tax liability, net	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The CARES Act is an emergency economic stimulus package that includes spending and tax breaks to strengthen the United States economy and fund a nationwide effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are the extension of the carryback period of certain losses to five years, and increasing the ability to deduct interest expense from 30 percent to 50 percent of modified taxable income. The CARES Act also provides for a credit against employee wages, the opportunity to defer payment of a portion of federal payroll taxes to December 2022 and December 2023 and enhanced small business loans to assist business impacted by the pandemic. The Company’s tax provision and financial position was not materially impacted by the CARES Act.

On December 27, 2020, the United States enacted the Consolidated Appropriations Act which extended and modified many of the tax related provisions of the CARES Act. The Company does not anticipate a material impact of the Consolidated Appropriations Act on its tax provision or financial position.

At December 31, 2023, the Company has federal and state net operating losses (“NOL”) carryforwards of approximately $103.0 million and $6.8 million, respectively. The federal and Florida NOL generated after 2017 of $41.4 million and $6.8 million, respectively, will carryforward indefinitely. Under the CARES Act, the Internal Revenue Code was amended to allow for federal NOL carrybacks for five years to offset previous income, or can be carried forward indefinitely to offset 100% of the taxable income for the tax year 2020 and 80% of the taxable income for the tax years 2021 and thereafter. The federal NOL carryforwards begin to expire in 2026.

At December 31, 2023, the Company had federal research credit carryforwards of approximately $3.2 million that expire in 2028.

At December 31, 2023, the Company did not have any federal and state capital loss carryforwards.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2023	2022

Statutory federal income tax rate	21.0%	21.0%
Goodwill impairment	0.0%	(10.3)%
Research credits	2.8%	0.7%
Change in valuation allowance	(21.9)%	(10.2)%
Equity	(0.4)%	(1.4)%
Other tax, credit and adjustments	(1.5)%	0.2%
Effective income tax rate	0.0%	0.0%

12. Lease Commitments

Operating Leases

The Company leases office space in Miami, Florida and laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2031, respectively. The lease for our Miami office is with a related party (see below).

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (tables in thousands):

Year Ended December 31, 2023
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statement of operations)	$233

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$233
Weighted average remaining lease term – operating leases (in years)	0.8
Average discount rate – operating leases	6.2%

The supplemental balance sheet information related to leases for the period is as follows (tables in thousands):

	At December 31, 2023	At December 31, 2022
Operating leases
Long-term right-of-use assets of which $42 and $99 relates to related party, net of accumulated amortization of $950 and $592	$1,851	$274

Short-term operating lease liabilities, of which $42 and $59 relates to related party	240	233
Long-term operating lease liabilities, of which $0 and $42 relates to related party	1,613	57
Total operating lease liabilities	$1,853	$290

Year ending December 31,	(in thousands)
2024	264
2025	344
2026	355
2027	365
2028	376
2029 and thereafter	513
Total minimum operating lease payments	$2,217
Less: present value discount	(364)
Total operating lease liabilities	$1,853

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility is calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2023 and 2022, approximately $98,000 and $98,000 of CAM charges for the Bothell, Washington lease was included in operating expenses in the consolidated statements of operations, respectively.

On September 1, 2018, the Company entered into a lease agreement with a limited liability company controlled by Dr. Phillip Frost, a director, and a principal stockholder of the Company for the lease of its Miami office (see Note 13 – Transactions with Related Parties). On September 1, 2021, the Company extended this lease agreement into an additional three-year with monthly lease payments under this lease total $186,000 through September 2024. The minimum lease payments above include taxes and fees, which are expected to be approximately $9,000 annually. As of December 31, 2023, the remaining right of use asset relating to this lease was $42,000 and the remaining lease obligation was $42,000.

On September 21, 2018, the Company amended the lease agreement with a North Creek Tec LLC, to expand its laboratory facility in Bothell – WA, with additional 6,000 sq ft for a period of 5 years that expires on January 31, 2029, with monthly lease payments under this lease total $660,000. In addition, the Company amended the lease agreement to extend the original laboratory facility for an additional 7 years with monthly lease payments under this lease total $1,498,000 Through January 2031. The minimum lease payment combined totals approximately $380,000 annually.

Rent expense, excluding capital leases and CAM charges, for 2023 and 2022 totaled $233,000 and $233,000, respectively.

Finance Leases

In April 2020, the Company entered into a lease agreements to acquire equipment with 36 monthly payments of $2,420 payable through March 31, 2023. The lease agreement have an effective interest rate of 8.01%.

The leased lab equipment is included under property and equipment and depreciable over five years. Total assets and accumulated depreciation recognized, net, under finance leases was $162,000 and $162,000 as of December 31, 2023, respectively. Total assets and accumulated depreciation recognized, net, under finance leases was $194,000 and $158,000 as of December 31, 2022.

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

Liberty Insurance Underwriters Inc. (“Liberty”) filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. We had retained counsel to defend us which had filed an answer to the complaint denying its material allegations, as well as a counterclaim against Liberty for breach of contract, declaratory judgment, bad faith and violation of the Washington State Consumer Protection Act, alleging among other things that Liberty wrongfully denied the Company’s claims for coverage of the class and derivative litigations, and seeking money damages. Liberty Insurance Underwriters Inc. filed suit against us in federal court in Delaware seeking a declaratory judgment that there was no insurance coverage for any settlement, judgment, or defense costs in the class and derivative litigation, that the monies totaling approximately $1 million it paid to the Company in connection with the SEC investigation were not covered by insurance, and for recoupment of the monies already paid. On June 7, 2022, the court filed a Stipulation and Order for Entry of Judgment in the amount of $1,359,064 in favor of Liberty (the “Judgment”) following summary judgment granted by the court to Liberty on all but one of the matters at issue in the case. The Company filed an appeal in July 2022. On March 29, 2023, the Third Circuit ruled in favor of the Company on the appeal, thereby vacating the trial court’s prior grant of summary judgment in favor of Liberty. As a result of this ruling, the case has been remanded to the District Court for trial on the merits of the Company’s coverage claims for defense and settlement costs. The Court had ordered the return of the $1.6 million. On August 8, 2023, the Company received $1.6 million as refunded by the registry of the court. On November 16, 2023, prior to commencement of a new trial which had been scheduled for December 4, 2023, the parties entered into a settlement agreement pursuant to which Liberty paid the Company an additional $1 million and each party released the other from its respective claims and rights arising from the matter. There is no further litigation with Liberty following this settlement.

14. Transactions with Related Parties

In September 2018, the Company leased administrative offices from a limited liability company owned by one of the Company’s directors and principal stockholder, Dr. Phillip Frost. The lease term is three years with an optional three-year extension. On an annualized basis, rent expense, including taxes and fees, for this location would be approximately $62,000. The Company paid a lease deposit of $4,000 and total rent and other expenses paid in connection with this lease were $63,000 and $61,000 for the years ended December 31, 2023 and 2022 respectively.

15. Subsequent Events

On February 28, 2024, the Company provided notice to KSURF of the Company’s election to terminate the License Agreements. The terminations, which were made due to the Company’s determination that further development efforts under the License Agreements would be futile, are effective on March 29, 2024.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 23, 2024, the Company’s Board approved and adopted an amended Code of Ethics, Insider Trading Policy and Clawback Policy. The amendments to the Code of Ethics were primarily administrative and technical in nature, with the principal exception being the separation of the Insider Trading Policy into a separate, new policy for such purpose. The foregoing description does not purport to be complete and is qualified in its entirety by the full text of each such of policy, copies of which are filed as Exhibits 14.1, 19.1 and 97 to this Report.

During the three-month period ended December 31, 2023, no officer or director has adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

The information required by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters), Item 13 (Certain Relationships and Related Transactions, and Director Independence), and Item 14 (Principal Accounting Fees and Services) is incorporated by reference to the Company’s definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days of December 31, 2023.

47

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: See Part II, Item 8 of this report.
(2)	Exhibits: See Index to Exhibits below.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation	8-K	10/3/22	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
10.1	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.1(a)	Amendment to 2015 Equity Incentive Plan*	DEF 14A	4/30/19	Annex A
10.1(b)	Amendment to 2015 Equity Incentive Plan*	DEF14A	4/26/2021	Annex B
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.4	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.5	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.6	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***	10-K	4/1/19	10.12
10.12	License Agreement, dated February 18, 2020, between the Company and Kansas State University Research Foundation****	10-Q	5/13/20	10.7
10.13	License Agreement, dated April 19, 2020, between the Company and Kansas State University Research Foundation****	10-Q	8/6/20	10.1
10.14	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
10.15	Underwriting Agreement, dated as of May 4, 2021 by and between Cocrystal Pharma, Inc. and H.C. Wainwright & Co., LLC**	8-K	5/5/21	1.1
10.16	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1
10.17	Securities Purchase Agreement dated April 1, 2023	8-K	4/10/23	10.1
14.1	Code of Ethics				Filed
19.1	Insider Trading Policy				Filed

48

21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	(906)+				Furnished
97	Clawback policy				Filed
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

COCRYSTAL PHARMA, INC.

March 28, 2024	By:	/s/ James Martin
James Martin Co-Interim Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Roger Kornberg	Chairman	March 28, 2024
Roger Kornberg

/s/ Phillip Frost	Director	March 28, 2024
Phillip Frost

/s/ Fred Hassan	Director	March 28, 2024
Fred Hassan

/s/ Steven Rubin	Director	March 28, 2024
Steven Rubin

/s/ Richard Pfenniger	Director	March 28, 2024
Richard Pfenniger

/s/ Anthony Japour	Director	March 28, 2024
Anthony Japour

/s/ James Martin	Chief Financial Officer and Co-Chief Executive Officer (Principal Financial, Accounting and Executive Officer)	March 28, 2024
James Martin

/s/ Sam Lee	President and Co-Chief Executive Officer (Principal Executive Officer)	March 28, 2024
Sam Lee

50