Form 10-K/A
period 2023-12-31
Cocrystal Pharma, Inc.
filed 2024-04-17
CIK 1412486

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 sa of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, as of April 10, 2024, was approximately 10,173,790 shares.

Audit Firm Id	Auditor Name:	Auditor Location
572	Weinberg & Company , P.A	Los Angeles, California

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2023 (the “2023 Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on March 28, 2024, solely to include the information required by and not included in Part III of the 2023 Form 10-K because we do not intend to filed our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2023. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2023 Form 10-K. The 2023 Form 10-K continues to speak as of the date of the 2023 Form 10-K, and we have not updated the disclosure contained therein to reflect any events which occurred at a date subsequent to the filing of the 2023 Form 10-K other than as expressly indicated in this Amendment.

Unless the contact requires otherwise, the terms “Cocrystal,” the “Company,” “we,” “us,” and “our” refer to Cocrystal Pharma, Inc.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following is a list of our directors and executive officers.

Name	Age	Position
Sam Lee	64	Co-Chief Executive Officer, President
James Martin	57	Co-Chief Executive Officer, Chief Financial Officer
Roger Kornberg	76	Chairman and Director
Phillip Frost	87	Director
Fred Hassan	78	Director
Anthony Japour	64	Director
Richard C. Pfenniger, Jr.	68	Director
Steven Rubin	63	Director

Executive Officer and Director Biographies

Sam Lee, Ph.D., Co-Chief Executive Officer, President

Dr. Lee has served as our President since January 2, 2014 and as our Co-Chief Executive Officer since May 2021. From January 2, 2014 to November 22, 2014, Dr. Lee was a director of Cocrystal. He is a co-founder of Cocrystal Discovery and has been President and a director of Cocrystal Discovery since 2007. He has over 25 years of anti-infective drug discovery research experience. Prior to being a co-founder of Cocrystal, he managed anti-infective, oncology, and inflammation drug discovery projects for eight years at ICOS Corporation. Dr. Lee was responsible for incorporating protein crystallography and structural biology approaches into ICOS research. He received his Ph.D. in Biological Sciences from the University of Notre Dame, and completed postdoctoral training in viral replication biochemistry with Dr. I. R. Lehman at Stanford University. While at Stanford, Dr. Lee founded and was Chief Executive Officer of Viral Assays in Cupertino, CA.

James J. Martin, Co-Chief Executive Officer, Chief Financial Officer

Mr. Martin has served as our Chief Financial Officer since June 1, 2017 and as our Co-Chief Executive Officer since May 2021. Prior to that, from February 23, 2017 through May 30, 2017, Mr. Martin served as our Interim Chief Financial Officer. Mr. Martin has also served as Chief Financial Officer of Non-Invasive Monitoring Systems, Inc. (OTC:NIMU) since January 2011. From November 2020 through December 22, 2021, Mr. Martin served on the board of directors and as chair of the audit committee of Big Cypress Acquisition Corp (Nasdaq: BCYPU), a biotechnology focused special purpose acquisition corporation. From February 2017 to November 2020, Mr. Martin served as Chief Financial Officer of Motus GI Holdings, Inc. (Nasdaq:MOTS), a privately held medical device company. From September 2014 to November 2020, Mr. Martin served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (Nasdaq:VBIV), a pharmaceutical development and manufacturing company. Mr. Martin also served as a director of SAB Biotherapeutics, Inc. from November 2020 to October 22, 2021.

Roger Kornberg, Chairman of the Board of Directors

Dr. Kornberg has been a director of Cocrystal since April 15, 2020. Since 1988, Dr. Kornberg has been a professor of structural biology at Stanford Medical School. Dr. Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University. In 2006, Dr. Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of Eukaryotic Transcription, the process by which DNA is copied to RNA. Dr. Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. Dr. Kornberg has served as a member of the Board of Directors of Xenetic Biosciences, Inc. (Nasdaq:XBIO) since February 2016.

Dr. Kornberg’s prior experience serving on the boards of directors of large organizations as well as his tremendous scientific background provides him with the appropriate set of skills to serve as a member of our Board.

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and formerly a director of Cocrystal Discovery, Inc., our subsidiary, from 2008 to 2014. He has served as CEO and Chairman of OPKO Health, Inc. (Nasdaq:OPK) (“OPKO”), a multi-national pharmaceutical and diagnostics company since March 2007. He has served as a member of the Board of Trustees of the University of Miami since 1983 and was Chairman from 2001 to 2004. He is on the Advisory Board of the Shanghai Institute for Advanced Immunochemical Studies in China, a member of The Florida Council of 100 and is a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. He serves as Chairman of Temple Emanu-El, Governor of Tel Aviv University and is a member of the Executive Committee of The Phillip and Patricia Frost Museum of Science. Dr. Frost served as a director of Ladenburg Thalmann Financial Services Inc. from 2004 to 2006 and as Chairman from July 2006 until September 2018. He previously served as an Expert Member of the Scientific Advisory Council of the Skolkovo Foundation in Russia. Dr. Frost previously served as Vice Chairman of Cogint, Inc., now known as Fluent, Inc. (Nasdaq:FLNT), and as a director for Castle Brands Inc. (NYSE American:ROX), Sevion Therapeutics, Inc. prior to its merger with Eloxx Pharmaceuticals, Inc. (Nasdaq:ELOX), and TransEnterix, Inc., now known as Asensus Surgical, Inc. (NYSE American:ASXC).

Dr. Frost has successfully founded several pharmaceutical companies and overseen the development and commercialization of a multitude of pharmaceutical products. This combined with his experience as a physician and chairman and/or chief executive officer of large pharmaceutical companies has given him insight into virtually every facet of the pharmaceutical business and drug development and commercialization process. He is a demonstrated leader with keen business understanding and is uniquely positioned to help guide our Company.

Fred Hassan, Director

Mr. Hassan has been a director of Cocrystal since April 2023. Mr. Hassan joined Warburg Pincus LLC, a global private equity investment institution, in 2010 and currently serves as Director. Previously, Mr. Hassan served as Chairman and Chief Executive Officer of Schering-Plough from 2003 to 2009. Before assuming these roles, from 2001 to 2003, Mr. Hassan was Chairman and Chief Executive Officer of Pharmacia Corporation, a company formed as a result of the merger of Monsanto Company and Pharmacia & Upjohn, Inc. He joined Pharmacia & Upjohn, Inc. as Chief Executive Officer in 1997. Mr. Hassan previously held leadership positions with Wyeth serving as Executive Vice President, and was a member of the board from 1995 to 1997. Earlier in his career, he spent a significant tenure with Sandoz Pharmaceuticals and headed the company’s U.S. pharmaceuticals business. Mr. Hassan has been a director of Precigen (PGEN) since June 2016, BridgeBio Pharma, Inc. (Nasdaq: BBIO) since August 2021 and a director of Prometheus Biosciences, Inc. (Nasdaq: RXDX) from May 2021 to June 2023. Mr. Hassan served as a director of Time Warner Inc. from October 2009 to June 2018 and a director of Amgen, Inc. (Nasdaq: AMGN) since July 2015. In the course of his career, he has held numerous directorships, including those at Avon Products, Inc. from 1999 to 2013, Bausch & Lomb from 2010 until its acquisition by Valeant Pharmaceuticals International, Inc. (NYSE: VRX) (“Valeant”) in 2013, and Valeant from 2013 to 2014. Mr. Hassan has chaired notable pharmaceutical industry organizations including The Pharmaceutical Research and Manufacturers of America (PhRMA) and The International Federation of Pharmaceutical Manufacturers Associations (IFPMA. Mr. Hassan received a B.S. degree in chemical engineering from the Imperial College of Science and Technology at the University of London and an M.B.A. from Harvard Business School.

Mr. Hassan’s qualifications to serve on our Board include his strong leadership and management experience with global pharmaceutical companies, including significant knowledge of operations, strategy, government relations, regulatory, finance and investments, and mergers and acquisitions, as well as his experience as a director on companies in our industry and larger companies.

Anthony Japour, M.D., Director

Dr. Japour has been a director of Cocrystal since April 4, 2019. Since June 2021, Dr. Japour has been the Chief Executive Officer and President of iTolerance, Inc. From April 2021 to October 2022, Dr. Japour has served on the board of directors of Sanaby Health Acquisition Corp. I. (Nasdaq:SANB). From February 2016 through May 2020, Dr. Japour was a medical director at ICON Plc, a global provider of outsourced development services to the pharmaceutical, biotechnology and medical device industries. Additionally, since November 2006, Dr. Japour has been the principal of Anthony Japour & Associates, Medical and Scientific Consulting, Inc., a consulting company. From January 6, 2020 until June 2020, Dr. Japour served as a director of OPKO.

Dr. Japour was designated by Dr. Raymond Schinazi, our principal stockholder, pursuant to the Stockholder Rights Agreement, dated November 24, 2014. Dr. Japour’s qualifications to serve on our Board include his over 25 years of experience in the pharmaceutical and biotechnology businesses. Additionally, Dr. Japour has extensive experience in the clinical trial process.

Richard C. Pfenniger, Jr., Director

Mr. Pfenniger has been a director of Cocrystal since May 27, 2021. Mr. Pfenniger is a private investor. During his career, Mr. Pfenniger has served as an executive officer of several companies, including as Chief Executive Officer and President of Continuecare Corporation, a provider of primary care physician and practice management services, form 2003 until 2011, where he also served as Chairman of the Board of Directors of Continuecare Corporation from 2002 to 2011. Previously, Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. Prior to joining Whitman, he served as the Chief Operating Officer of IVAX from 1994 to 1997, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Prior thereto he was engaged in the private practice of law. Mr. Pfenniger currently serves as a director of Asensus Surgical, Inc. (NYSE American:ASXC), a medical device company, and OPKO, a multi-national pharmaceutical and diagnostics company. Since April 2022, Mr. Pfenniger has served as a director of GeneDX Holdings Corp. (Nasdaq:WGS), a medical diagnostics company. Since October 2022, Mr. Pfenniger has served as a director of Fluent, Inc. (Nasdaq: FLNT), a data driven marketing performance company. Mr. Pfenniger served as a director of GP Strategies Corp (NYSE:GPX) from 2005 to 2021, as a director of BioCardia, Inc. (Nasdaq:BCDA) from 2016 to January 2020, and as a director of Wright Investors’ Service Holdings, Inc. (OTC US:IWSH) from March 31, 2015 to February 12, 2019.

Mr. Pfenniger also serves as the Vice Chairman of the Board of Trustees and as a member of the Executive Committee of the Phillip and Patricia Frost Museum of Science.

Mr. Pfenniger’s prior experience serving on the boards of directors as well as his legal experience and knowledge of our business and the pharmaceutical industry provides him with the appropriate set of skills to serve as a member of our Board.

Steven D. Rubin, Director

Mr. Rubin has been a director of Cocrystal since January 2, 2014 and a director of Cocrystal Discovery since 2008. Mr. Rubin has been the Executive Vice President of OPKO, since May 2007 and a director of OPKO since February 2007. In addition to OPKO, Mr. Rubin currently serves on the board of directors of Red Violet, Inc. (Nasdaq CM:RDVT), a software and services company, since March 2018, since May 2014, Eloxx Pharmaceuticals, Inc. (Nasdaq:ELOX), a clinical stage biopharmaceutical company dedicated to treating patients suffering from rare and ultra-rare disease caused by premature termination codon nonsense mutations, since May 2014, and ChromaDex Corp. (Nasdaq:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age, since March 2017. Mr. Rubin previously served as a director of VBI Vaccines, Inc. (Nasdaq:VBIV), a biopharmaceutical company developing next generation vaccines, from October 2012 to October 2018; BioCardia, Inc.(Nasdaq: BCDA), a clinical-stage regenerative medicine company developing novel therapeutics for cardiovascular diseases, from September 2008 to October 2016; Cogint, Inc. (Nasdaq:COGT), now known as Fluent, Inc. (Nasdaq:FLNT), an information solutions provider focused on the data-fusion market, prior to the spin-off of its data and analytics operations and assets into Red Violet, Inc., from January 2010 to 2018; Non-Invasive Monitoring Systems, Inc. (OTC US:NIMU), a medical device company, from October 2008 to March 13, 2023; Neovasc, Inc. (Nasdaq CM:NVCN), a company that develops and markets medical specialty vascular devices, from February 2008 to 2023; Kidville, Inc. (OTCQB:KVIL), which operates large, upscale facilities, catering to newborns through five-year-old children and their families and offers a wide range of developmental classes for newborns to five-year-olds until 2019, and Castle Brands, Inc. (NYSE American:ROX), a developer and marketer of premium brand spirits from January 2009 to 2019.

Mr. Rubin’s qualifications to serve on our Board include extensive leadership, business, and legal experience, as well as tremendous knowledge of our business and the pharmaceutical industry generally. He has advised pharmaceutical companies in several aspects of business, regulatory, transactional, and legal affairs for almost 30 years. His experience as a practicing lawyer, general counsel, and board member to multiple public companies, including several pharmaceutical and life sciences companies, has given him broad understanding and expertise, particularly relating to strategic planning and acquisitions.

Involvement in Certain Legal Proceedings

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

Director Independence

Our Board, exercising its reasonable business judgment, has determined that each of Cocrystal’s directors qualifies as an independent director pursuant to Rule 5605(a)(2) of The Nasdaq Stock Market LLC (“Nasdaq”) listing rules (the “Nasdaq Rules”) and applicable SEC rules and regulations.

Stockholder Nomination Procedures

Since the Company’s last proxy statement, there have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2023.

Audit Committee

The Company has a standing Audit Committee consisting of three directors: Phillip Frost, Anthony Japour, and Steven Rubin. The Audit Committee’s primary role is to review our accounting policies and financial reporting and disclosure processes and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm, and reviews the Company’s annual and quarterly financial statements and related disclosure with our independent registered public accounting firm and management. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and compliance with the Sarbanes-Oxley Act of 2002.

In addition, pursuant to its charter, the Audit Committee annually (i) reviews the Company’s financial reporting practices, critical accounting policies, and estimates; (ii) reviews significant financial risks and exposures and assesses the steps management has taken to monitor such risks and exposures; (iii) reviews issues regarding the Company’s accounting principles, including any significant changes in the Company’s selection or application of accounting principles, and the Company’s financial statement presentation; (iv) reviews issues as to the adequacy of the Company’s internal controls and compliance with applicable laws and regulations; and (v) reviews management’s attitude toward, and effectiveness in establishing, internal controls, and the efficiency of the process used to establish, monitor, and evaluate internal control systems.

Our Board has determined that each member of the Audit Committee meets the enhanced independence requirements to audit committee members under Rule 5605(c)(2) of Nasdaq Rules and under Rule 10A-3 under the Exchange Act. The Board has also determined that Steven Rubin is qualified as an Audit Committee Financial Expert, as that term is defined by Item 407(d)(5)(ii) of Regulation S-K and in compliance with the Sarbanes-Oxley Act of 2002.

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering our equity compensation plans including the Cocrystal Pharma, Inc. 2015 Equity Incentive Plan.

The Compensation Committee may delegate any or all of its duties or responsibilities to a subcommittee, to the extent consistent with the Company’s Certificate of Incorporation, Bylaws, applicable laws and the Nasdaq Rules.

The Board has determined that each member of the Compensation Committee meets the independence requirements under Rule 5605(a) of Nasdaq Rules and Rule 10C-1 under the Exchange Act. The Compensation Committee is comprised of two members.

Corporate Governance and Nominating Committee

The responsibilities of the Corporate Governance and Nominating Committee include the identification of individuals qualified to become Board members, the selection of nominees to stand for election as directors, the oversight of the selection and composition of committees of the Board, the establishment of procedures for the nomination process including procedures and the oversight of the evaluations of the Board and management.

Under its charter, the Corporate Governance and Nominating Committee also monitors and enforces the Company’s related party transaction policy as set forth in the Bylaws, and conducts an annual review of any known relationships between or among all entities which file reports with the SEC that are affiliated with any Company officer or director to determine if there are any coordinated groups that are required to be reported as such in filings with the SEC.

The Board has determined that each member of the Corporate Governance and Nominating Committee meets the independence requirements under Rule 5605(a)(2) of Nasdaq Rules. The Corporate Governance and Nominating Committee is comprised of three members.

The Corporate Governance and Nominating Committee evaluates the suitability of potential candidates recommended by stockholders in the same manner as other candidates recommended to the Corporate Governance and Nominating Committee. If we receive any stockholder recommended nominations, the Corporate Governance and Nominating Committee will carefully review the recommendation(s) and consider such recommendation(s) in good faith. Stockholders who wish to recommend candidates for election to the Board must do so in writing. The recommendation should be sent to the Secretary of Cocrystal Pharma, Inc., at 4400 Biscayne Boulevard, Miami, FL 33137, and must be in accordance with our Bylaws with respect to nomination of persons for election to the Board.

Code of Ethics

Our Board has adopted a Code of Ethics that applies to all of our employees, including our Co-Chief Executive Officers, as well as our Board. The Code of Ethics provides written standards that we believe are reasonably designed to deter wrongdoing and promote honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships, full, fair, accurate, timely and understandable disclosure and compliance with laws, rules and regulations, including insider trading, corporate opportunities and whistle-blowing or the prompt reporting of illegal or unethical behavior. A copy of our Code of Ethics is available through the “Investors” section on our website, which can be found at www.cocrystalpharma.com, and is also filed as Exhibit 14.1 of this Report. The information on, or that can be accessed through, our website is not incorporated herein. In addition, we will provide a copy of the Code of Ethics to any person without charge, upon request. The request for a copy can be made in writing by contacting our Corporate Secretary jmartin@cocrystalpharma.com.

Insider Trading Policy

The Company has implemented an Insider Trading Policy applicable to its officers and directors and employees with access to material nonpublic information, as well as such persons’ family members, which generally prohibits such persons from conducting transactions involving the purchase or sale of the Company’s securities during a blackout period. For this purpose, the term “blackout period” is defined in the Policy as a quarterly period beginning on the 10th calendar day of the last month of each fiscal quarter, and ending one day following the date of public disclosure of the financial results for such fiscal quarter. In addition, under the Policy the Company may adjust the duration of a particular blackout period, or impose “event specific” blackout periods, including when there are nonpublic developments that would be considered material for insider trading law purposes. The Policy also strictly prohibits and trading on material nonpublic information, regardless of whether such a transaction occurs during a blackout period.

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally the Board or Compensation Committee does not approve grants of such awards during a blackout period, and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

Anti-Hedging Policy

Under the Company’s Insider Trading Policy, all officers, directors and certain identified employees are prohibited from engaging in hedging transactions.

Clawback Policy

The Company has implemented a clawback policy in accordance with the rules of the Nasdaq Stock Exchange, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required).

Item 11. Executive Compensation.

The following information is related to the compensation paid to, earned by or accrued with respect to (i) each Co-Chief Executive Officer (principal executive officer) during the fiscal year ended December 31, 2023, (ii) the two most highly compensated executive officers other than the Co-Chief Executive Officers whose total compensation exceeded $100,000, and (iii) up to two additional individuals who would qualify under (ii) above but for the fact that such individuals were not serving as executive officers of the Company as of December 31, 2023. We refer to these persons as the “Named Executive Officers.”

2023 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Total ($)

James Martin	2023	394,821	165,000	67,380	627,201
Co-Chief Executive Officer and Chief Financial Officer	2022	371,384	150,000	100,204	621,588

Sam Lee	2023	394,821	165,000	67,380	627,201
Co-Chief Executive Officer and President	2022	371,384	150,000	100,204	621,588

(1)	Represents cash bonuses paid or accrued during the fiscal year covered.

(2)	Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 9 of the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s 2023 Form 10-K.

Named Executive Officers’ Employment Agreements

James Martin. The Company entered into a letter agreement with Mr. Martin effective June 1, 2017. Following a base salary increase in July 25, 2022, Mr. Martin receives an annual base salary of $385,000, which is subject to annual review. In addition to the base salary, Mr. Martin is eligible to receive a discretionary bonus, to the extent approved by the Board.

Sam Lee. The Company has entered into an employment agreement with Sam Lee, the Company’s President effective January 2, 2014. Pursuant to the terms of his employment agreement, Dr. Lee’s employment is on an at-will basis and may be terminated by either party. Dr. Lee receives an annual base salary of $385,000, following a base salary increase in July 25, 2022. In addition to the base salary, Mr. Lee is eligible to receive a discretionary bonus, to the extent approved by the Board.

Termination Provisions

Pursuant to Dr. Lee’s Employment Agreement, as amended, in the event he terminates his employment for Good Reason, or the Company terminates his employment without Cause, he will be entitled, subject to execution and effectiveness of a general release, to receive (i) six months of his then annual base salary, (ii) continued COBRA coverage until the earlier of 12 months, the availability of replacement coverage from another employer, and the date on which such continued coverage is no longer available to him for any reason, and (iii) a lump sum payment of a prorated portion of his performance bonus for the year in which his employment was terminated. Further, if Dr. Lee terminates his employment for Good Reason, or the Company terminates his employment without Cause, within 24 months of a Change of Control (as defined in the 2015 Plan), he will receive 18 months of his annual base salary and COBRA coverage rather than the timeframes provided under (i) and (ii) above, and a full year’s target bonus rather than a prorated target bonus under (iii) above.

Pursuant to Dr. Lee’s Employment Agreement, Good Reason is defined as: (i) any material reduction by the Company of his salary or target bonus, (ii) any material diminution in his duties, title, responsibilities or authority; (iii) a requirement that he report to a corporate officer or employee instead of reporting directly to the Board (other than following a Change of Control); (iv) any material breach of his Employment Agreement; (v) a requirement that he relocate to a principal place of employment more than 40 miles from a specified address in Santa Barbara, California; or (vi) the Company’s removal or failure to appoint Dr. Lee as a member of the Board (other than following a Change of Control).

Cause is defined as any of the following by Dr. Lee: (i) commission of an act of fraud, embezzlement or theft against the Company; (ii) conviction of, or a plea of no contest to, a felony; (iii) willful non-performance of his material duties as an employee of the Company without cure; (iv) material breach of his Employment Agreement or any other material agreement between Dr. Lee and the Company without cure; or (v) gross negligence, willful misconduct or any other act of willful disregard for the Company’s best interests without cure.

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to unexercised options for each named executive officer outstanding as of December 31, 2023:

Outstanding Equity Awards At Fiscal Year-End

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date

James Martin	12,500	-		33.36	9/20/2028
	12,500	-		15.96	6/22/2030
	18,229	2,605	(1)	13.32	7/16/2031
	15,625	9,376	(2)	5.04	7/26/2032
	-	30,000	(3)	2.67	7/18/2033
Sam Lee	8,334	-		33.36	9/20/2028
	8,334	-		15.96	6/22/2030
	4,167	-		15.60	11/24/2030
	18,229	2,605	(1)	13.32	7/16/2031
	15,625	25,000	(2)	5.04	7/26/2032
	-	30,000	(5)	2.67	7/18/2033

(1)	The remaining unvested stock options will vest in one equal quarterly increments on June 30, 2024, subject to continued employment on each applicable vesting date.

(2) (3)

Represents 10-year incentive stock options vesting in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2023, subject to continued employment on each applicable vesting date.

Represents 10-year incentive stock options vesting as follows: one-half vests on July 18, 2024 and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2024, subject to continued employment on each applicable vesting date.

DIRECTOR COMPENSATION

Compensation of Directors

In the year ended December 31, 2023, non-employee directors were compensated for as follows:

Name*	Fees Earned or Paid in Cash ($)1)	Option Awards ($)(2)	All Other Compensation ($)		Total ($)

Phillip Frost	40,700	43,422	-		84,122
Fred Hassan	33,000	16,470			49,470
Anthony Japour	49,500	30,471	-		79,971
Roger Kornberg	55,000	54,840	75,000	(3)	184,840
Steven Rubin	74,800	38,705	-		113,505
Richard C. Pfenniger, Jr.	33,000	11,230	-		44,230

(1) Represents cash fees paid, accrued or earned for serving as directors and in Board committee roles.

(2) Amounts reported represent the aggregate grant date fair value of awards granted without regard to forfeitures granted to the independent directors during 2023, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the directors.

(3) Represents $75,000 compensation paid to Dr. Kornberg for serving as chairman of the Company’s Scientific Advisory Board.

The table below sets forth the unexercised stock options held by each of our non-employee directors outstanding as of December 31, 2023.

Name	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2023

Phillip Frost	52,391
Fred Hassan	7,333
Anthony Japour	36,737
Roger Kornberg	69,835
Steven Rubin	51,374
Richard C. Pfenniger, Jr.	18,167

Compensation Policies and Practices as Related to Risk Management

The Compensation Committee and management do not believe that the Company maintains compensation policies or practices that are reasonably likely to have a material adverse effect on the Company. Our employees’ base salaries are fixed in amount and thus we do not believe that they encourage excessive risk-taking. Our Compensation Committee has in the past granted and may in the future grant in its sole discretion equity awards to employees.

The principal risks other than liquidity relate to the results of our research and development activities. Our Co-Chief Executive Officer, Dr. Sam Lee, is actively involved in monitoring our research and development activities.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of the record date by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director and director nominee, (iii) each of our Named Executive Officers and (iv) all current executive officers and directors of Cocrystal as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Cocrystal Pharma, Inc., 19805 North Creek Parkway, Bothell, WA.

Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Named Executive Officers:
James Martin (2)	44,540	*
Sam Lee (3)	76,723	*
Phillip Frost (4)	1,334,223	13.10%
Fred Hassan (5)	1,015,229	9.98%
Anthony Japour (6)	10,447	*
Roger Kornberg (7)	61,514	*
Richard Pfenniger (8)	7,239	*
Steven Rubin (9)	19,970	*
All directors and executive officers as a group (8 persons) (10):	2,569,883	25.26%

5% Holders:
Raymond Schinazi (11)	639,582	6.27%

* Less than 1%.

(1)	Applicable percentages are based on 10,173,790 shares of common stock outstanding as of April 10, 2024, which is the record date for the Annual Meeting. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Martin is a Named Executive Officer. Includes 44,531 vested stock options. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(3)	Dr. Lee is a Named Executive Officer. Includes 40,368 vested stock options.

(4)	Dr. Frost is a director. Includes (i) 1,319,838 shares of common stock held by Frost Gamma Investments Trust and (ii) 14,385 vested stock options. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole stockholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137. Information is based on a Schedule 13D/A filed by Dr. Frost and Frost Gamma Investments Trust on April 14, 2023.

(5)	Mr. Hassan is a director. Address is Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(6)	Dr. Japour is a director. Includes 10,447 vested stock options. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(7)	Dr. Kornberg is a director. Includes (i) 39,769 shares of common stock held by a trust of which Dr. Kornberg is the trustee, and (ii) 21,745 vested stock options.

(8)	Mr. Pfenniger is a director. Includes 3,905 vested stock options. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(9)	Mr. Rubin is a director. Includes 18,015 vested stock options. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(10)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including Named Executive Officers and those who are not Named Executive Officers under the SEC’s disclosure rules.

(11)	Dr. Schinazi is our former Chairman. Address is 1860 Montreal Road, Tucker, GA 30084. Includes 1,259 vested stock options.

Equity Compensation Plan Information

The following chart reflects the number of securities granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2023.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	558,000	10.57	275,333
Equity compensation plans not approved by security holders	-	-	-
Total	558,000		275,333

Item 13. Certain Relationships and Related Transactions and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTION

Other than as disclosed below and the compensation arrangements described in this Amendment under “Executive Compensation,” there have been no transactions since January 1, 2022, involving the Company, in which the amount exceeded $120,000, and in which any of our directors, executive officers, beneficial owners of 5% or more of our common stock or certain other related persons had a direct or indirect material interest, and there are no such currently proposed transactions.

On April 4, 2023, the Company entered into a Securities Purchase Agreement with two accredited investors including Frost Gamma Investments Trust, a trust in which Phillip Frost, M.D., a director of the Company, is the trustee whereby each purchaser purchased 1,015,229 shares of common stock at a price of $1.97 per share, or two equal $2,000,000 investments. The second purchaser was Fred Hassan, who several weeks later was appointed a director of the Company. The purchase price complied with the Nasdaq Listing Rule 5635.

Related Party Transaction Policy

Our Bylaws provide for policies and procedures for the review, approval, or ratification of transactions with related parties. These Bylaw provisions include:

(i)	a requirement that all directors and executive officers submit to the Board an up-to-date list of companies in which they are a director, an officer, and/or of which they own a controlling interest, and promptly update the list when any changes occur;
(ii)	the implementation by the Chief Financial Officer of procedures to ensure that any material transaction that the Company is contemplating that would confer a monetary or other benefit to a party that is related to the Company or its officers will promptly be disclosed to the Board, with materiality and a party’s status as related to the Company or its officers determined based on Item 404(a) of Regulation S-K under the Exchange Act; and
(iii)	a requirement that a majority of the Board approve or ratify any related-party transaction, and that timely disclosures in appropriate filings with the SEC are made of all material related party transactions.

The Bylaws provide that in making their determination, the directors shall consider the business purpose of any proposed related-party transaction, whether the proposed transaction is on terms no less favorable than terms generally available to unaffiliated third parties under the same or similar circumstances, and whether the proposed transaction presents an improper conflict of interest for any officer or director of the Company, whether or not that officer or director is involved in the transaction. The Board may approve or ratify such transactions if it determines, after review, that they are fair to the Company and not inconsistent with the best interests of the Company and its stockholders. Any director who is interested in such a related-party transaction will be recused from any consideration of such related party transaction.

In addition, the charter of the Corporate Governance and Nominating Committee provides that the Committee will coordinate with the Chief Financial Officer to monitor and enforce the Company’s related party transaction policy, and report its findings to the Board.

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” for disclosure regarding director independence.

Item 14. Principal Accountant Fees and Services.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm (the “Principal Accountant”), as well as the fees charged for such services. In its review of non-audit service and its appointment of our independent registered public accounting firm, the Audit Committee considers and considered whether the provision of such services was compatible with maintaining independence. All of the services provided and fees charged by our Principal Accountant in 2023 and 2022 were approved by the Audit Committee in accordance with its pre-approval policy.

Principal Accountant Fees and Services

The following table shows the fees billed by our Principal Accountant for the years ended December 31, 2023 and 2022.

	2023 ($)	2022 ($)
Audit Fees (1)	130,000	118,000
Audit-Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	130,000	118,000

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the assessment of our internal controls.

(3)	Tax Fees relate to professional services rendered by our Principal Accountant for tax compliance, tax advice and tax planning.

(4)	All Other Fees relate to the filing of registration statements.

Item 15. Exhibits and Statement Schedules.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to the Certificate of Incorporation	8-K	10/3/22	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
10.1	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.1(a)	Amendment to 2015 Equity Incentive Plan*	DEF 14A	4/30/19	Annex A
10.1(b)	Amendment to 2015 Equity Incentive Plan*	DEF14A	4/26/2021	Annex B
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.4	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.5	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.6	Exclusive License and Research Collaboration Agreement between the Company and Merck Sharp & Dohme Corp., dated January 2, 2019***	10-K	4/1/19	10.12
10.12	License Agreement, dated February 18, 2020, between the Company and Kansas State University Research Foundation****	10-Q	5/13/20	10.7
10.13	License Agreement, dated April 19, 2020, between the Company and Kansas State University Research Foundation****	10-Q	8/6/20	10.1
10.14	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
10.15	Underwriting Agreement, dated as of May 4, 2021 by and between Cocrystal Pharma, Inc. and H.C. Wainwright & Co., LLC**	8-K	5/5/21	1.1
10.16	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1
10.17	Securities Purchase Agreement dated April 1, 2023	8-K	4/10/23	10.1
14.1	Code of Ethics				Filed^

19.1	Insider Trading Policy				Filed^
21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed^
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)+				Furnished^
97	Clawback policy				Filed^
101.INS	Inline XBRL Instance Document				Filed^
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed^

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

^ Previously filed or furnished with our 2023 Form 10-K, originally filed with the SEC on March 28, 2024, which is being amended hereby.

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

COCRYSTAL PHARMA, INC.

April 17, 2024	By:	/s/ James Martin
James Martin Co-Chief Executive Officer (Principal Executive Officer)

