Form 10-Q
period 2024-03-31
Cocrystal Pharma, Inc.
filed 2024-05-13
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$21,842	$26,353
Restricted cash	75	75
Tax credit receivable	1,003	890
Prepaid expenses and other current assets	1,572	1,773
Total current assets	24,492	29,091
Property and equipment, net	244	271
Deposits	46	46
Operating lease right-of-use assets, net (including $26 and $42 to related party)	1,764	1,851
Total assets	$26,546	$31,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,139	$3,022
Current maturities of operating lease liabilities (including $26 and $42 to related party)	240	240
Total current liabilities	2,379	3,262
Long-term liabilities:

Operating lease liabilities (including $0 and $0 to related party)	1,582	1,613
Total long-term liabilities	1,582	1,613
Total liabilities	3,961	4,875

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 a par value: 150,000 shares authorized as of March 31, 2024, and December 31, 2023; 10,174 shares issued and outstanding as of March 31, 2024 and December 31, 2023	10	10
Additional paid-in capital	342,445	342,288
Accumulated deficit	(319,870)	(315,914)
Total stockholders’ equity	22,585	26,384
Total liabilities and stockholders’ equity	$26,546	$31,259

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2024	2023
Operating expenses:
Research and development	2,950	3,907
General and administrative	1,208	1,204
Total operating expenses	4,158	5,111

Loss from operations	(4,158)	(5,111)
Other income (expense):
Interest income (expense), net	220	-
Foreign exchange loss	(18)	(78)
Total other income (expense), net	202	(78)
Net loss	$(3,956)	$(5,189)
Net loss per common share, basic and diluted	$(0.39)	$(0.64)

Weighted average number of common shares, basic and diluted	10,174	8,143

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2024 and 2023

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	157	-	157
Net loss	-	-	-	(3,956)	(3,956)
Balance as of March 31, 2024	10,174	$10	$342,445	$(319,870)	$22,585

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	291	-	291
Net loss	-	-	-	(5,189)	(5,189)
Balance as of March 31, 2023	8,143	$8	$337,780	$(303,119)	$34,669

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2024	2023
Operating activities:
Net loss	$(3,956)	$(5,189)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	35	49
Stock-based compensation	157	291

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	201	19
Tax credit receivable	(113)	(240)
Decrease right of use assets	87	54
Accounts payable and accrued expenses	(883)	1,961
Decrease operating lease liabilities	(31)	(56)

Net cash used in operating activities	(4,503)	(3,111)

Investing activities:
Purchases of property and equipment	(8)	(45)
Net cash used in investing activities	(8)	(45)

Financing activities:
Payments on finance lease liabilities	-	(7)
Net cash used in financing activities	-	(7)

Net decrease in cash and restricted cash	(4,511)	(3,163)
Cash and restricted cash at beginning of period	26,428	37,219
Cash and restricted cash at end of period	$21,917	$34,056

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2024, the Company has primarily funded its operations through equity offerings.

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2023 filed on March 28, 2024 (“Annual Report”).

Principles of Consolidation

The consolidated financial statements include the accounts of Cocrystal Pharma, Inc. and its wholly owned subsidiaries: Cocrystal Discovery, Inc., Cocrystal Pharma Australia Pty Ltd. (“Cocrystal Australia”), RFS Pharma, LLC and Cocrystal Merger Sub, Inc. Intercompany transactions and balances have been eliminated. Cocrystal Discovery, Inc. conducts all of the Company’s research and development activities and oversees ongoing clinical trials conducted by others. Cocrystal Australia operates clinical trials in Australia. The other two subsidiaries are inactive.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2024 and December 31, 2023, our primary operating accounts held approximately $11,380,000 and $16,322,000, respectively, and our collateral account balance was $75,000 and $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At March 31, 2024 and December 31, 2023, the carrying amounts of financial assets and liabilities, such as cash, other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. As of December 31, 2023, balance of Refundable Tax Credits was approximately $786,000. The Company estimated and accrued Refundable Tax Credits for the three months ended March 31, 2024 of approximately $194,000, resulting in a total balance of Refundable Tax Credits receivable of approximately $980,000 as of the period then ended.

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

As of March 31, 2024, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2024 and therefore recorded no amount for income tax expense for the three months ended March 31, 2024. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2024	2023
Outstanding options to purchase common stock	558	350
Warrants to purchase common stock	-	13
Total	558	363

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2024, and December 31, 2023, property and equipment consists of (table in thousands):

	March 31, 2024	December 31, 2023
Lab equipment (excluding equipment under finance leases)	$1,765	$1,757
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,082	2,074
Less: accumulated depreciation and amortization	(1,838)	(1,803)
Property and equipment, net	$244	$271

Total depreciation and amortization expense were approximately $35,000 and $49,000 for the three months ended March 31, 2024 and 2023, which includes amortization expense of $0 and $1,000 for the three months ended March 31, 2024 and 2023, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2024	December 31, 2023
Accounts payable	$1,234	$1,222
Accrued compensation	139	109
Accrued other expenses	766	1,691
Total accounts payable and accrued expenses	$2,139	$3,022

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of March31, 2024, the Company has authorized 150,000,000 shares of common stock, $0.001 par value per share. The Company had 10,174,000 shares issued and outstanding as of March 31, 2024, and December 31, 2023.

The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of March 31, 2024, 275,000 shares remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the three months ended March 31, 2024 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2023	275	558	$10.57	$-
Increase in authorized options	-	-	-	-
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Balance at March 31, 2024	275	558	$10.38	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2024 and 2023, equity-based compensation expense recorded was approximately $157,000 and $291,000, respectively.

As of March 31, 2024, there was approximately $560,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.9 years. For options granted and outstanding, there were 558,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $10.38 and weighted average remaining contractual term of 7.97 years at March 31, 2024. For vested and exercisable options, outstanding shares totaled 294,000, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $16.70 per share and a weighted-average remaining contractual term of 6.98 years at March 31, 2024.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2024 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2024 of $1.40 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	March 31, 2024	March 31, 2023
Stock options issued and outstanding	558	350
Shares authorized for future option grants	275	484
Warrants outstanding	-	13
Total	833	847

7. Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the three months ended March 31, 2024 (in thousands):

	Warrants Accounted for as: Equity	Warrants Accounted for as: Liabilities
	May 2018 Warrants	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2023	-	-	11	11
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	-	-	(11)	(11)
Outstanding, March 31, 2024	-	-	-	-
Expiration date:	-	-	1/16/2024	1/16/2024

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

Kansas State University Research Foundation

Cocrystal entered into two License Agreement with Kansas State University Research Foundation (the “Foundation”) on February 18, 2020 to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of norovirus and coronavirus infections.

On February 28, 2024, the Company provided notice to the Foundation of the Company’s election to terminate the 2020 License Agreements. The terminations, which were made due to the Company’s determination that further development efforts under the License Agreements would be futile, are effective on March 29, 2024.

9. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 10 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2029, respectively. For operating leases, the weighted average discount rate is 6.0% and the weighted average remaining lease term is 6.3 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2024 (table in thousands):

2024 (excluding the three months ended March 31, 2024)	$233
2025	344
2026	355
2027	365
2028	376
2029 and thereafter	513
Total operating lease payments	2,186
Less: present value discount	(364)
Total operating lease liabilities	$1,822

As of March 31, 2024, the total operating lease liability of $240,000 is classified as a current operating lease liability.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2024 and 2023, approximately $55,000 and $22,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term, starting February 2024.

On September 1, 2021, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. On an annualized basis, straight-line rent expense is approximately $62,000, including fixed and estimable fees and taxes.

On September 21, 2023, the Company amended the lease agreement with a North Creek Tec LLC, to expand its laboratory facility in Bothell – WA, with additional 6,000 sq ft for a period of 5 years that expires on January 31, 2029, with monthly lease payments under this lease total $660,000. In addition, the Company amended the lease agreement to extend the original laboratory facility for an additional 7 years with monthly lease payments under this lease total $1,498,000. Through January 2031. The minimum lease payment combined totals approximately $380,000 annually.

For the three months ended March 31, 2024 and 2023, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $87,000 and $ 58,000, respectively, of which $16,000 and $16,000 for each period was to a related party.

Finance Leases

In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. The final payment under the lease agreement was made in March 2023. The Company is in contact with the lessor to transfer title of the equipment to the Company.

The leased lab equipment is depreciable over five years and is presented net of accumulated depreciation on the condensed consolidated balance sheets under property and equipment. As of December 31, 2023, total right-of-use assets lab equipment exchanged for finance lease liabilities was $162,000 and accumulated depreciation for lab equipment under finance leases was $162,000. The remaining lab equipment under the finance lease terminated on March 31, 2023, and due to the leased equipment’s remaining 25 months of useful life, it was transferred to fixed assets at book value of $32,000 and continues to depreciate.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (“CRO”), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company prepaid a reservation fee of $1.7 million upon execution of the agreement. As of March 31, 2024 the Company expensed $137,000 leaving a balance of $1,146,000 in prepaid and other expenses. In addition, the Company incurred additional costs of $837,000 on this agreement during the three months ending March 31, 2024.

The total estimated cost of the agreement (including the reservation fee) is approximately $6.8 million.

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

10. Transactions with Related Parties

On September 1, 2021, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. For the three months ended March 31, 2024 and 2023, rent expense was approximately $16,000 for each period, including fixed and estimable fees and taxes.

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

Research and Development Update

During the three months ended March 31, 2024 and more recently the Company continued to focus its research and development efforts primarily in three areas.

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

In October 2023 we announced receipt of authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 2a human challenge trial with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. In December 2023 we announced achievement of first-patient-in for this Phase 2a human challenge clinical trial. This ongoing randomized, double-blind, placebo-controlled study is evaluating the safety, tolerability, viral and clinical measurements of influenza A infection in subjects dosed with oral CC-42344 treatment. In May 2024 we announced completion of enrollment of 78 subjects, and topline clinical results from the Phase 2a trial are expected in 2024.

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

Coronavirus and Norovirus Programs

In October 2022 we announced the selection of a novel, broad-spectrum antiviral drug candidate CDI-988 for clinical development as an oral treatment for SARS-CoV-2, the virus that causes COVID-19. CDI-988 targets a highly conserved region in the active site of SARS-CoV-2 main (3CL) protease required for viral replication and was discovered to exhibit pan-coronavirus activity against MERS-CoV, SARS-CoV, and common coronaviruses. This drug candidate was specifically designed and developed as a pan-viral protease inhibitor using Cocrystal’s proprietary structure-based drug discovery platform technology.

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

Coronaviruses (CoV) are a large family of RNA viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. The incubation period for SARS-CoV-2 is believed to be within 14 days after exposure, with most illness occurring within about five days after exposure. SARS-CoV-2, like other RNA viruses, is prone to mutate over time, resulting in the emergence of multiple variants. Adaptive mutations in the viral genome can alter the virus’s pathogenic potential. Even a single amino acid exchange can drastically affect a virus’s ability to evade the immune system and complicate the vaccine and antibody therapeutics development against the virus. Based on the recent epidemiological update by the WHO, five SARS-CoV-2 VOCs (variants of concern) have been identified since the beginning of the pandemic. Also, as demonstrated in Delta and Omicron variants as well as the more recent JN.1 strain, some variations allow the virus to spread more easily and make it resistant to the treatments and vaccines.

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

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company completed a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. The Company has completed the Phase 2a final study report as filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

The Company has been seeking a partner for further clinical development of CC-31244 since completing Phase 2a trials.

Results of Operations for the Three Months Ended March 31, 2024 compared to the Three Months Ended March 31, 2023

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended March 31, 2024, and 2023 were $2,950,000 and $3,907,000, respectively. The decrease of $957,000 was primarily due reduction of clinical preparation expenses as our Influenza CC-42344 product candidate moved into a Phase 2a clinical trial and our norovirus and coronavirus CDI-988 moved into a Phase 1 clinical trial.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2024, and 2023 were $1,208,000 and $1,204,000, respectively, remaining stable between periods.

Interest Income, Net

Interest income for the three months ended March 31, 2024 and 2023 was $220,000 and $0, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Other Income (Expense)

During the period ending March 31, 2024, the 11,000 warrants accounted as liabilities expired; no warrants remain outstanding at this time.

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the three months ended March 31, 2024, and 2023 was $18,000 and $78,000.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2024 and 2023. The Company’s effective income tax rate was 0.00% and 0.00% for the three months ended March 31, 2024 and 2023. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three months ended March 31, 2024 was $3,956,000, compared with a net loss of $5,189,000 for the three months ended March 31, 2023, respectively, as a result of developments related to our expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $4,503,000 for the three months ended March 31, 2024 compared with net cash used in operating activities of $3,111,000 for the same period in 2023. This increase was primarily due to period expenses related to finalize our Influenza A Phase 2a clinical trial and preparation for our anticipated Influenza A Phase 1 inhaler administer medicine clinical trial and completion of our COVID-19 Phase 1 clinical trial.

We used $8,000 net cash for investing activities during the three months ended March 31, 2024 compared with $45,000 net cash used for the same period in 2023. For the three months ended March 31, 2024 the level of investments decreased compared with March 31, 2023 due to comparative reduction in purchases of laboratory equipment in 2024.

Net cash used in financing activities totaled $0 for the three months ended March 31, 2024 compared with net cash used in financing activities of $7,000 for the same period in 2023 due to sufficient capital resulting in a lack of financing activity in the 2024 period.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $21,842,000 unrestricted cash on March 31, 2024. The Company believes it has sufficient cash to maintain planned operations for more than the next 12 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. On May 24, 2023, the Company filed a prospectus supplement covering sales under the ATM Agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $7,250,000 from time to time through Wainwright. There were no sales under the ATM Agreement during the three months ended March 31, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs, including reporting the results of the Phase 2a clinical trial for the oral formulation of CC-42344 and commencing the Phase 1 clinical trial for an inhaled formulation of CC-442344 in our Influenza A program in 2024 and reporting Phase 1 clinical trial results for our oral formulation of CDI-988 for the treatment of coronavirus and norovirus in 2024, and progressing our programs in the clinical development process generally, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from inflation, interest rate increases, the possibility of a recession and the economic impact of the wars in Israel and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2023, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

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

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Cocrystal Pharma, Inc.

Dated: May 13, 2024	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: May 13, 2024	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

