Form 10-Q
period 2024-06-30
Cocrystal Pharma, Inc.
filed 2024-08-14
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2024

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$18,143	$26,353
Restricted cash	75	75
Tax credit receivable	1,077	890
Prepaid expenses and other current assets	365	1,773
Total current assets	19,660	29,091
Property and equipment, net	211	271
Deposits	29	46
Operating lease right-of-use assets, net (including $11 and $42 to related party)	1,673	1,851
Total assets	$21,573	$31,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,403	$3,022
Current maturities of operating lease liabilities (including $10 and $42 to related party)	251	240
Total current liabilities	2,654	3,262
Long-term liabilities:

Operating lease liabilities (including $0 and $0 to related party)	1,529	1,613
Total long-term liabilities	1,529	1,613
Total liabilities	4,183	4,875

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 a par value: 100,000 and 150,000 shares authorized as of June 30, 2024, and December 31, 2023; 10,174 shares issued and outstanding as of June 30, 2024 and December 31, 2023	10	10
Additional paid-in capital	342,593	342,288
Accumulated deficit	(325,213)	(315,914)
Total stockholders’ equity	17,390	26,384
Total liabilities and stockholders’ equity	$21,573	$31,259

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	4,308	2,801	7,258	6,708
General and administrative	1,140	1,538	2,348	2,742
Total operating expenses	5,448	4,339	9,606	9,450

Loss from operations	(5,448)	(4,339)	(9,606)	(9,450)
Other income (expense):
Interest income, net	151	140	371	140
Foreign exchange gain (loss)	(46)	33	(64)	(45)
Total other expense, net	105	173	307	95
Net loss	$(5,343)	$(4,166)	(9,299)	(9,355)
Net loss per common share, basic and diluted	$(0.53)	$(0.41)	(0.91)	(1.03)
Weighted average number of common shares outstanding, basic and diluted	10,174	10,065	10,174	9,109

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	157	-	157
Net loss	-	-	-	(3,956)	(3,956)
Balance as of March 31, 2024	10,174	$10	$342,445	$(319,870)	$22,585
Stock-based compensation	-	-	148	-	148
Net loss	-	-	-	(5,343)	(5,343)
Balance as of June 30, 2024	10,174	$10	$342,593	$(325,213)	$17,390

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	291	-	291
Net loss	-	-	-	(5,189)	(5,189)
Balance as of March 31, 2023	8,143	$8	$337,780	$(303,119)	$34,669
Stock-based compensation	-	-	179	-	179
Sale of common stock, net of transaction costs	2,031	2	3,998	-	4,000
Net loss	-	-	-	(4,166)	(4,166)
Balance as of June 30, 2023	10,174	$10	$341,957	$(307,285)	$34,682

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2024	2023
Operating activities:
Net loss	$(9,299)	$(9,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	68	96
Stock-based compensation	305	470
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,408	183
Deposits	17	-
Tax credit receivable	(187)	(491)
Decrease in right of use assets	178	108
Accounts payable and accrued expenses	(619)	445
Operating lease liabilities	(73)	(115)
Net cash used in operating activities	(8,202)	(8,659)

Investing activities:
Purchases of property and equipment	(8)	(59)
Net cash used in investing activities	(8)	(59)

Financing activities:
Payments on finance lease liabilities	-	(7)
Proceeds from sale of common stock, net of transaction costs	-	4,000
Net cash used in financing activities	-	3,993

Net decrease in cash and restricted cash	(8,210)	(4,725)
Cash and restricted cash at beginning of period	26,428	37,219
Cash and restricted cash at end of period	$18,218	$32,494

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2024 AND 2023

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

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2024, the Company has primarily funded its operations through equity offerings.

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2024, the Company recorded a net loss of approximately $9,299,000 and used approximately $8,202,000 of cash in operating activities.

On June 30, 2024, the Company had cash and cash equivalents of approximately $18,143,000. We believe that our current resources will be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2024, the Company has primarily funded its operations through equity offerings.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At June 30, 2024 and December 31, 2023, our primary operating accounts held approximately $7,536,000 and $16,322,000, respectively, and our collateral account balance was $75,000 and $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At June 30, 2024 and December 31, 2023, the carrying amounts of financial assets and liabilities, such as cash, other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. As of December 31, 2023, balance of Refundable Tax Credits was approximately $786,000. The Company estimated and accrued Refundable Tax Credits for the six months ended June 30, 2024 of approximately $264,000, resulting in a total balance of Refundable Tax Credits receivable of approximately $1,050,000 as of the period then ended.

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

As of June 30, 2024, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2024 and therefore recorded no amount for income tax expense for the six months ended June 30, 2024. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2024	2023
Outstanding options to purchase common stock	555	350
Warrants to purchase common stock	-	13
Total	555	363

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of June 30, 2024, and December 31, 2023, property and equipment consists of (table in thousands):

	June 30, 2024	December 31, 2023
Lab equipment (excluding equipment under finance leases)	$1,765	$1,757
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,082	2,074
Less: accumulated depreciation and amortization	(1,871)	(1,803)
Property and equipment, net	$211	$271

Total depreciation and amortization expense were approximately $68,000 and $96,000 for the six months ended June 30, 2024 and 2023, which includes amortization expense of $0 and $7,164 for the six months ended June 30, 2024 and 2023, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 9 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2024	December 31, 2023
Accounts payable	$1,743	$1,222
Accrued compensation	156	109
Accrued other expenses	504	1,691
Total accounts payable and accrued expenses	$2,403	$3,022

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock and Preferred Stock

As of June 30, 2024, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share.

On June 27, 2024, the Company, following approval of the Company’s stockholders at the 2024 Annual Meeting of Stockholders filed an amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware (the “Amendment”) to decrease the number of shares of authorized capital stock of the Company from 155,000,000 shares of capital stock, consisting of 150,000,000 shares of common stock and 5,000,000 shares of preferred stock, to 101,000,000 shares of capital stock consisting of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock. The Amendment became effective on June 27, 2024.

The Company had 10,174,000 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2024, and December 31, 2023.

The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of June 30, 2024, 278,000 shares remain available for future grants under the 2015 Plan.

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the six months ended June 30, 2024 (in thousands, except per share amounts):

	Number of Shares Available for Grant	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2023	275	558	$10.57	$-
Exercised	-	-	-	-
Granted	-	-	-	-
Expired	3	(3)	4.90	-
Balance at June 30, 2024	278	555	$10.40	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and six months ended June 30, 2024 and 2023, equity-based compensation expense recorded was approximately 148,000 and $179,000 and $305,000 and $241,000, respectively.

As of June 30, 2024, there was approximately $402,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.9 years. For options granted and outstanding, there were 555,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0, a weighted average exercise price of $10.40 and weighted average remaining contractual term of 7.7 years at June 30, 2024. For vested and exercisable options, outstanding shares totaled 307,000, with an aggregate intrinsic value of $0. These options had a weighted average exercise price of $16.33 per share and a weighted-average remaining contractual term of 6.8 years at June 30, 2024.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2024 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 30, 2024 of $2.33 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of:

	June 30, 2024	June 30, 2023
Stock options issued and outstanding	555	350
Shares authorized for future option grants	278	484
Warrants outstanding	-	13
Total	833	847

7. Warrants

The following is a summary of activity in the number of warrants classified as liabilities outstanding to purchase the Company’s common stock for the six months ended June 30, 2024 (in thousands):

January 2014 Warrants
Outstanding, December 31, 2023	11
Exercised	-
Granted	-
Expired	(11)
Outstanding, June 30, 2024	-
Expiration date:	1/16/2024

8. Licenses and Collaborations

Merck Sharp & Dohme Corp.

On January 2, 2019, the Company entered into an Exclusive License and Research Collaboration Agreement (the “Collaboration Agreement”) with Merck Sharp & Dohme LLC (“Merck”) to discover and develop certain proprietary influenza A/B antiviral agents. Under the terms of the Collaboration Agreement, Merck funded research and development for the program, including clinical development, and was responsible for worldwide commercialization of any products derived from the collaboration. Under the Collaboration Agreement Cocrystal was eligible to receive payments related to designated development, regulatory and sales milestones with the potential to earn up to $156,000,000, as well as royalties on product sales. The Collaboration Agreement provided that Merck may terminate the Collaboration Agreement at any time prior to the first commercial sale of the first product developed under the Collaboration Agreement, in its sole discretion, without cause.

On December 15, 2023, the Company received written notice from Merck of Merck’s election to terminate the Collaboration Agreement. The termination of the Collaboration Agreement took effect on March 14, 2024. According to Merck’s termination notice, Merck determined there were no existing conditions to continue the collaboration. The termination resulted from the inability to develop the compounds to meet a specific aspect of Merck’s program. The pending patent applications on compounds covered by the Collaboration Agreement and previously filed by Merck on behalf of both companies remain in place.

Kansas State University Research Foundation

Cocrystal entered into two License Agreement with Kansas State University Research Foundation (the “Foundation”) on February 18, 2020 to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of norovirus and coronavirus infections.

On February 28, 2024, the Company provided notice to the Foundation of the Company’s election to terminate the 2020 License Agreements. The terminations, which were made due to the Company’s determination that further development efforts under the License Agreements would be futile, took effect on March 29, 2024.

9. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 10 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on August 31, 2024 and January 31, 2029, respectively. For operating leases, the weighted average discount rate is 6.0% and the weighted average remaining lease term is 5.9 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2024 (table in thousands):

2024 (excluding the six months ended June 30, 2024)	$178
2025	344
2026	355
2027	365
2028	376
2029 and thereafter	513
Total operating lease payments	2,131
Less: present value discount	(351)
Total operating lease liabilities	$1,780

As of June 30, 2024, the total operating lease liability of $251,000 is classified as a current operating lease liability.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the six months ended June 30, 2024 and 2023, approximately $95,000 and $54,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The minimum lease payments above include the amounts that would be paid if the Company maintains its Bothell lease for the five-year term, starting February 2024.

On September 1, 2021, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. On an annualized basis, straight-line rent expense is approximately $62,000, including fixed and estimable fees and taxes. The Company intends to renew the lease following expiration in 2024.

On September 21, 2023, the Company amended the lease agreement with a North Creek Tec LLC, to expand its laboratory facility in Bothell – WA, with additional 6,000 sq ft for a period of 5 years that expires on January 31, 2029, with monthly lease payments under this lease totaling $660,000. In addition, the Company amended the lease agreement to extend the original laboratory facility for an additional 7 years with monthly lease payments under this lease totaling $1,498,000. Through January 2031, the minimum lease payment combined totals approximately $380,000 annually.

For the six months ended June 30, 2024 and 2023, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $189,000 and $116,000, respectively, of which $31,000 and $26,000 for each period was to a related party.

Finance Leases

In April 2020, the Company entered into lease agreements to acquire lab equipment with 36 monthly payments of $2,000 payable through March 31, 2023. The final payment under the lease agreement was made in March 2023 and the title of the equipment has transferred title to the Company.

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

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (“CRO”), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company prepaid a reservation fee of $1.7 million upon execution of the agreement. As of June 30, 2024 the Company expensed $1.7 million leaving no balance in prepaid and other expenses. In addition, the Company incurred additional costs of $1.7 million on this agreement during the six months ending June 30, 2024.

The total estimated cost of the agreement (including the reservation fee) is approximately $6.9 million.

On May 21, 2024, the Company entered into a new agreement with hVIVO, as a follow-on to CPI-CST-001 Influenza virus challenge study, in which potential resistance to CC-42344 antiviral compound will be genotypically characterized. The Company incurred $45,000 on this agreement for three months ended June 30, 2024. The total estimated cost of this agreement is approximately $227,000.

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

10. Transactions with Related Parties

On September 1, 2021, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. For the six months ended June 30, 2024 and 2023, rent expense was approximately $31,000 for each period, including fixed and estimable fees and taxes. The Company intends to renew the lease following expiration in 2024.

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

Research and Development Update

During the six months ended June 30, 2024 and more recently the Company continued to focus its research and development efforts primarily in three areas. The following is an overview of the characteristics, goals and development progress of each of these programs.

Influenza Program

We have several candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, was selected as a preclinical lead for the treatment of pandemic and seasonal influenza A. Oral CC-42344 was advanced to a Phase 2a influenza human challenge clinical study as described in more detail below. This drug candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent antiviral activity against influenza A strains, including avian pandemic strains and strains resistant to Tamiflu® and Xofluza, and has favorable pharmacokinetic and drug resistance profiles. This drug candidate was specifically designed and developed using Cocrystal’s proprietary structure-based drug discovery platform technology.

We received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This ongoing randomized, double-blind, placebo-controlled study is evaluating the safety, tolerability, viral and clinical measurements of influenza A infection in subjects dosed with oral CC-42344 treatment. In May 2024 we announced completion of enrollment of 78 subjects.

In June 2024 we reported the potential efficacy of CC-42344 against the new avian flu strain with the recently published genome sequence for H5N1. Using our proprietary structure-based platform technology, Cocrystal created a high-resolution crystal structure of this avian PB2 protein and confirmed that CC-42344 binds to its highly conserved PB2 region. The in vitro data generated testing CC-42344 against the avian H5N1 PB2 protein showed a desired level of CC-42344’s activity similar to that of Cocrystal’s data in other strains of pandemic and seasonal influenza A.

CC-42344 binds to the highly conserved region of the avian influenza A H5N1 PB2 protein

In addition to oral CC-42344, we developed inhaled CC-42344 for the prophylactic treatment of pandemic and seasonal influenza A infections. Our preclinical data of inhaled CC-42344 showed excellent antiviral activity in influenza H1N1-infected human upper airway epithelium with a favorable safety profile. We completed inhalation formulation development and are conducting 14-day GLP toxicology study.

We also continue developing novel broad-spectrum influenza antivirals targeting replication enzymes of influenza A and B strains.

Norovirus and Coronavirus Programs

We developed novel protease inhibitor CDI-988 as an oral pan-viral treatment of noroviruses and coronavirus, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases.

Oral CDI-988 is being clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study being conducted in Australia.

In July 2024 we announced favorable safety and tolerability results from the single-ascending dose (SAD) cohorts of the Phase 1 study with CDI-988. Study participants in the SAD cohorts received CDI-988 in doses ranging from 100 mg to 600 mg. All participants completed the study with no discontinuations. There were no serious adverse events or severe treatment-emergent adverse events. No clinically significant observations were noted in laboratory assessments, physical exams or electrocardiograms.

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

Currently, approved antiviral treatments for influenza are effective, but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments oseltamivir phosphate (Tamiflu®), zanamavir (Relenza®) and baloxavir marboxil (Xofluza®) have appeared, and in some cases are predominant. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to oseltamivir. Oseltamivir inhibits influenza neuraminidase enzymes, which are not highly conserved between viral strains. According to the WHO, approximately 15% of the H1N1 isolated circulating worldwide were oseltamivir resistant. Also, treatment-emergent resistance to recently approved baloxavir has been observed during clinical trials and the potential transmission of resistant influenza variants could significantly diminish baloxavir effectiveness.

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains.

COVID-19 is a global pandemic with 775,673,955 confirmed cases globally, including 7,053,524 deaths, as of July 7, 2024, according to data reported by the WHO.

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

On October 22, 2020, the U.S. Food and Drug Administration (“FDA”) approved the antiviral drug Veklury® (remdesivir) for the treatment of COVID-19 requiring hospitalization. Remdesivir is a nucleotide prodrug that inhibits viral replication and was previously evaluated in clinical trials for Ebola treatment in 2014. On May 25, 2023, the FDA approved Paxlovid™ (nirmatrelvir tablets and ritonavir tablets, co-packaged for oral use) for use to treat COVID-19 for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19, including hospitalization or death. For certain hospitalized adults with COVID-19, the FDA has also approved Olumiant® (baricitinib) and Actemra® (tocilizumab). In addition, the FDA issued emergency use authorization (EUA) for several antibody and antiviral therapeutics, including and Lagevrio™ (molnupiravir).

We continue pursuing the development of novel antiviral compounds for the treatment of coronavirus infections using our established proprietary drug discovery platform. By targeting the viral replication enzymes and protease, we believe it is possible to develop an effective treatment for all coronavirus diseases including COVID-19, Severe Acute Respiratory Syndrome (SARS), and Middle East Respiratory Syndrome (MERS).

Norovirus: A worldwide public health problem responsible for close to 90% of epidemic, non-bacterial outbreaks of gastroenteritis around the world with no effective treatment.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis among people of all ages. Norovirus infection can be significantly more severe and prolonged in specific risk groups including infants, children, the elderly and people with immunodeficiency. Symptoms include nausea, vomiting, stomach pain and diarrhea as well as fatigue, fever and dehydration. Outbreaks occur most commonly in semi-closed communities and have become notorious for their occurrence in hospitals, nursing homes, childcare facilities, cruise ships, schools, disaster relief sites and military settings. In the U.S. alone, noroviruses are responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and nearly 900 deaths, according to the CDC. The NIH estimates the annual burden to the United States at $10.6 billion. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea.

There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. We have a norovirus therapeutic candidate in clinical testing. A few companies have been developing vaccines and are in stages of clinical testing, including Vaxart Pharmaceutical, Moderna, Hillevax, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

By targeting viral replication enzymes and a viral protease, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic and prophylactic approaches may warrant an accelerated path to market. We are developing inhibitors of the RNA-dependent RNA polymerase and protease of norovirus. These enzymes are essential to viral replication and are highly conserved between all noroviral genogroups. Therefore, an inhibitor of these enzymes might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase and protease crystals and have identified promising inhibitors. We are implementing the platform and approaches that have proven successful in our other antiviral programs.

Hepatitis C: A large competitive market with opportunity for shorter treatment regimens.

HCV is a highly competitive and changing market. Since 2014, several combinations of direct-acting antiviral agents (“DAAs”) have been approved for the treatment of HCV infection. These include Harvoni® (sofosbuvir/ledipasvir) 12 weeks of treatment, Viekira Pak™ (ombitasvir/paritaprevir/ritonavir, dasabuvir) 12 weeks of treatment, Epclusa® (sofosbuvir/velpatasvir) 12 weeks of treatment, Zepatier™ (elbasvir/grazoprevir) 12 weeks of treatment and Mavyret® (glecaprevir/pibrentasvir) eight weeks of treatment. We believe the next improvements in HCV treatment will be ultra-short combination oral treatments of four to six weeks, which is the goal of our program.

We anticipate a significant global HCV market opportunity that will persist through at least 2036, given the large prevalence of HCV infection worldwide. The 2024 World Health Organization Global Hepatitis Report estimates that 50 million people worldwide have chronic HCV infections with about 1 million new infections occurring per year and an estimated 3.2 million adolescents and children with chronic HCV infection.

We are targeting the viral NS5B polymerase with an NNI, which could be developed as part of an all-oral, pan-genotypic combination regimen. Our focus is on developing what is now called ultrashort treatment regimens from four to six weeks in length. Combining CC-31244 with different classes of approved DAAs has the potential to change the paradigm of treatment for HCV by shortening the duration of treatment. Combination strategies with approved drugs could allow us to expand CC-31244 into the HCV antiviral therapeutic area globally and could lead to a high and fast cure rate, to improved compliance, and to reduced treatment duration. To our knowledge no competing company has yet developed a short HCV treatment of less than 8 weeks with a high (>95%) sustained virologic response (SVR) at week 12.

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. We completed a randomized, double-blinded Phase 1a/b study in healthy volunteers and HCV-infected subjects in Canada in September 2016, with favorable safety results. We completed a Phase 2a study in HCV genotype 1 subjects in the U.S. in 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. We have completed the Phase 2a final study report as filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” in our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

We have been seeking a partner for further clinical development of CC-31244 since completing Phase 2a trials.

Results of Operations for the Six Months Ended June 30, 2024 compared to the Six Months Ended June 30, 2023

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended June 30, 2024, and 2023 were $4,308,000 and $2,801,000, respectively. The increase of $1,507,000 was primarily due to our Influenza CC-42344 product candidate entering into a Phase 2a clinical trial and our norovirus and coronavirus candidate CDI-988 entering into a Phase 1 clinical trial.

Total research and development expenses for the six months ended June 30, 2024, and 2023 were $7,258,000 and $6,708,000, respectively. The increase of $550,000 was primarily due ongoing clinical trials described above.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2024, and 2023 were $1,140,000 and $1,538,000, respectively. The decrease of $398,000 was primarily due to a reduction of litigation expenses.

General and administrative expenses for the six months ended June 30, 2024, and 2023 were $2,348,000 and $2,742,000, respectively. The decrease of $394,000 was primarily due to a reduction of litigation expenses.

Interest Income, Net

Interest income for the three months ended June 30, 2024 and 2023 was $151,000 and $140,000, respectively, and for the six months ended June 30, 2024 and 2023 was $371,000 and $140,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Foreign Exchange Loss

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the six months ended June 30, 2024, and 2023 was $64,000 and $45,000, respectively.

Income Taxes

No income tax benefit or expense was recognized for the three and six months ended June 30, 2024 and 2023. The Company’s effective income tax rate was 0.00% and 0.00% for the three and six months ended June 30, 2024 and 2023. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and six months ended June 30, 2024 was $5,343,000 and $9,299,000, compared with a net loss of $4,166,000 and $9,355,000 for the three and six months ended June 30, 2023, respectively, primarily as a result of operations described above.

Liquidity and Capital Resources

Net cash used in operating activities was $8,202,000 for the six months ended June 30, 2024 compared with net cash used in operating activities of $8,659,000 for the same period in 2023. This decrease was primarily due to period expenses related to the completion of our COVID-19 Phase 1 clinical trial and completion of our Influenza A Phase 2a clinical trial and preparation for our anticipated Influenza A Phase 1 inhaler administer medicine clinical trial and completion of our COVID-19 Phase 1 clinical trial.

We used $8,000 net cash for investing activities during the six months ended June 30, 2024 compared with $59,000 net cash used for the same period in 2023. For the six months ended June 30, 2024 the level of investments decreased compared with June 30, 2023 due to comparative reduction in purchases of laboratory equipment in 2024.

Net cash used in financing activities totaled $0 for the six months ended June 30, 2024 compared with net cash used in financing activities of $3,993,000 for the same period in 2023 due to sufficient capital resulting in a lack of financing activity in the 2024 period.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $18,143,000 unrestricted cash on June 30, 2024. The Company believes it has sufficient cash to maintain planned operations for more than the next 12 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. On May 24, 2023, the Company filed a prospectus supplement covering sales under the ATM Agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $7,250,000 from time to time through Wainwright. There were no sales under the ATM Agreement during the six months ended June 30, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the progress and expected or potential timelines of achieving certain value driving milestones in our programs, progressing our programs in the clinical development process generally, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from inflation, interest rate increases, the possibility of a recession and the economic impact of the wars in Israel and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials we or our strategic partners undertake, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2023. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-Q for the year ended June 30, 2024.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	10/3/22	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation – reduce number of authorized shares	8-K	6/28/24	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

Cocrystal Pharma, Inc.

Dated: August 14, 2024	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2024	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

