Form 10-Q
period 2024-09-30
Cocrystal Pharma, Inc.
filed 2024-11-13
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 13, 2024, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$13,020	$26,353
Restricted cash	75	75
Tax credit receivable	652	890
Prepaid expenses and other current assets	509	1,773
Total current assets	14,256	29,091
Property and equipment, net	181	271
Deposits	29	46
Operating lease right-of-use assets, net (including $163 and $42 respectively, to related party)	1,767	1,851
Total assets	$16,233	$31,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,655	$3,022
Current maturities of operating lease liabilities (including $55 and $42 respectively, to related party)	293	240
Total current liabilities	1,948	3,262
Long-term liabilities:

Operating lease liabilities (including $163 and $0 respectively, to related party)	1,582	1,613

Total liabilities	3,530	4,875

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, $0.001 par value 100,000 and 150,000 shares authorized as of September 30, 2024, and December 31, 2023; 10,174 shares issued and outstanding as of September 30, 2024 and December 31, 2023	10	10
Additional paid-in capital	342,845	342,288
Accumulated deficit	(330,152)	(315,914)
Total stockholders’ equity	12,703	26,384
Total liabilities and stockholders’ equity	$16,233	$31,259

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	3,242	4,194	10,500	10,902
General and administrative	1,800	1,849	4,148	4,591
Legal settlement	-	(1,600)	-	(1,600)

Total operating expenses	5,042	4,443	14,648	13,893

Loss from operations	(5,042)	(4,443)	(14,648)	(13,893)
Other income (expense):
Interest income (expense), net	111	320	482	460
Foreign exchange loss	(8)	(42)	(72)	(87)
Total other expense, net	103	278	410	373
Net loss	$(4,939)	$(4,165)	(14,238)	(13,520)
Net loss per common share, basic and diluted	$(0.49)	$(0.41)	(1.40)	(1.43)
Weighted average number of common shares, basic and diluted	10,174	10,153	10,174	9,461

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	157	-	157
Net loss	-	-	-	(3,956)	(3,956)
Balance as of March 31, 2024	10,174	$10	$342,445	$(319,870)	$22,585
Stock-based compensation	-	-	148	-	148

Net loss	-	-	-	(5,343)	(5,343)
Balance as of June 30, 2024	10,174	$10	$342,593	$(325,213)	$17,390
Stock-based compensation	-	-	252	-	252
Net loss	-	-	-	(4,939)	(4,939)
Balance as of September 30, 2024	10,174	$10	$342,845	$(330,152)	$12,703

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,567
Stock-based compensation	-	-	291	-	291
Net loss	-	-	-	(5,189)	(5,189)
Balance as of March 31, 2023	8,143	$8	$337,780	$(303,119)	$34,669
Stock-based compensation	-	-	179	-	179
Sale of common stock to related entities, net of transaction costs	2,031	2	3,998	-	4,000
Net loss	-	-	-	(4,166)	(4,166)
Balance as of June 30, 2023	10,174	$10	$341,957	$(307,285)	$34,682
Stock-based compensation	-	-	173	-	173
Net loss	-	-	-	(4,165)	(4,165)
Balance as of September 30, 2023	10,174	$10	$342,130	$(311,450)	$30,690

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2024	2023
Operating activities:
Net loss	$(14,238)	$(13,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	98	149
Right of use assets	247	163
Stock-based compensation	558	643
Operating lease liabilities	(142)	(172)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,281	401
Tax credit receivable	238	166
Accounts payable and accrued expenses	(1,367)	830

Net cash used in operating activities	(13,325)	(11,340)

Investing activities:
Purchases of property and equipment	(8)	(59)
Net cash used in investing activities	(8)	(59)

Financing activities:
Payments on finance lease liabilities	-	(7)
Proceeds from sale of common stock to related entities, net of transaction costs	-	4,000
Net cash provided by financing activities	-	3,993

Net decrease in cash and restricted cash	(13,333)	(7,406)
Cash and restricted cash at beginning of period	26,428	37,219
Cash and restricted cash at end of period	$13,095	$29,813

Supplemental disclosure:
Non-cash investing and financing activities
Initial recognition of right-of-use assets and lease liabilities	$163	$-

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023

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

Liquidity

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2024, the Company recorded a net loss of approximately $14,238,000 and used approximately $13,325,000 of cash in operating activities.

On September 30, 2024, the Company had cash and restricted cash of approximately $13,095,000. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through September 30, 2024, the Company has primarily funded its operations through equity offerings.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At September 30, 2024 and December 31, 2023, our primary operating accounts held approximately $13,020,000 and $26,353,000, respectively, and our restricted cash collateral account balance was $75,000 and $75,000 at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At September 30, 2024 and December 31, 2023, the carrying amounts of financial assets and liabilities, such as cash, tax receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. As of December 31, 2023, balance of Refundable Tax Credits was approximately $786,000, which was received in full as of September 30, 2024. The Company estimated and accrued Refundable Tax Credits for the nine months ended September 30, 2024 of approximately $652,000 and a tax payable of $15,000, resulting in a net balance of Refundable Tax Credits receivable of approximately $637,000.

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

As of September 30, 2024, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2024 and therefore recorded no amount for income tax expense for the nine months ended September 30, 2024. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2023 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2024	2023
Outstanding options to purchase common stock	555	559
Restricted stock units for common stock	256	-
Warrants to purchase common stock	-	13
Total	811	572

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of September 30, 2024, and December 31, 2023, property and equipment consists of (table in thousands):

	September 30, 2024	December 31, 2023
Lab equipment	$1,765	$1,757
Finance lease right-of-use lab equipment	162	162
Computer and office equipment	155	155
Total property and equipment	2,082	2,074
Less: accumulated depreciation and amortization	(1,901)	(1,803)
Property and equipment, net	$181	$271

Total depreciation and amortization expense were approximately $98,000 and $149,000 for the nine months ended September 30, 2024 and 2023, which includes amortization expense of $0 and $7,164 for the nine months ended September 30, 2024 and 2023, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 8 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	September 30, 2024	December 31, 2023
Accounts payable	$859	$1,222
Accrued compensation	185	109
Accrued other expenses	611	1,691
Total accounts payable and accrued expenses	$1,655	$3,022

Accounts payable and accrued expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Equity

As of September 30, 2024, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share.

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

The Company had 10,174,000 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2024, and December 31, 2023.

The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of September 30, 2024, 22,000 shares remain available for future grants under the 2015 Plan.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of September 30, 2024:

Shares Available for Grant
Balance at December 31, 2023	275
Restricted Stock Units (RSU) Granted	(256)
Cancelled or returned	3
Balance at September 30, 2024	22

Stock Options

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the nine months ended September 30, 2024 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2023	558	$10.37	$-
Exercised	-	-	-
Granted	-	-	-
Cancelled	(3)	-	-
Balance at September 30, 2024	555	$10.40	$-

Restricted Stock Units

On August 12, 2024, the Company’s Compensation Committee approved the issuance of 256,000 restricted stock unit (“RSU”) awards to non-employee directors, officers, consultants and employees. The aggregate fair value of the restricted stock unit awards granted was estimated to be $451,000 using the market price of the stock on the date of the grant which is expensed using the straight-line method over the vesting period.

	Total Options Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2023	-	$-	$-
Granted	256	-	-
Forfeited	-	-	-
Vested	92	1.76	-
Unvested and expected to vest at September 30, 2024	164	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and nine months ended September 30, 2024 and 2023, equity-based compensation expense recorded on vested options and RSU was $252,000 and $557,000 and $173,000 and $643,000 respectively.

As of September 30, 2024, there was approximately $321,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.8 years. For options granted and outstanding, there were 555,000 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $10.40 and weighted average remaining contractual term of 7.47 years at September 30, 2024. For vested and exercisable options, outstanding shares totaled 435,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $12,38 per share and a weighted-average remaining contractual term of 7.16 years at September 30, 2024.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2024 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2024 of $1.76 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

7. Licenses and Collaborations

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

8. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 9 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on September 30, 2027 and January 31, 2031, respectively. For operating leases, the weighted average discount rate is 6.4% and the weighted average remaining lease term is 5.5 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of September 30, 2024 (table in thousands):

2024 (excluding the nine months ended September 30, 2024)	$99
2025	407
2026	419
2027	415
2028	376
2029 and Thereafter	513
Total operating lease payments	2,229
Less: present value discount	(354)
Total operating lease liabilities	$1,875

As of September 30, 2024, the total operating lease liability of $293,000 is classified as a current operating lease liability.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility is calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the nine months ended September 30, 2024 and 2023, approximately $134,000 and $76,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

On August 14, 2024, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. On an annualized basis, straight-line rent expense is approximately $64,000 including fixed and estimable fees and taxes.

For the nine months ended September 30, 2024 and 2023, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $291,000 and $175,000, respectively, of which $46,000 and $47,000 for each period was to a related party.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (“CRO”), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company prepaid a reservation fee of $1.7 million upon execution of the agreement. As of September 30, 2024, the Company expensed $1.7 million leaving no balance in prepaid expenses. In addition, the Company incurred additional costs of $2.2 million on this agreement during the period ended September 30, 2024.

The total estimated cost of the agreement (including the reservation fee) is approximately $6.9 million.

On May 21, 2024, the Company entered into a new agreement with hVIVO, as a follow-on to CPI-CST-001 Influenza virus challenge study, in which potential resistance to CC-42344 antiviral compound will be genotypically characterized. The Company incurred $45,000 on this agreement for nine months ended September 30, 2024. The total estimated cost of this agreement is approximately $227,000.

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

9. Transactions with Related Parties

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

On August 14, 2024, the Company entered a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. On an annualized basis, straight-line rent expense is approximately $64,000 including fixed and estimable fees and taxes.

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

Research and Development Update

During the nine months ended September 30, 2024 the Company continued to focus its research and development efforts primarily in three areas.

Influenza Program

We have several candidates under development for the treatment of influenza infection. CC-42344, a novel PB2 inhibitor, was selected as a preclinical lead as an oral or inhaled treatment of pandemic and seasonal influenza A. This candidate binds to a highly conserved PB2 site of influenza polymerase complex (PB1: PB2: PA) and exhibits a novel mechanism of action. CC-42344 showed excellent in vitro antiviral activity against influenza A strains, including avian pandemic strains and Tamiflu® and Xofluza® resistant strains, and has favorable pharmacokinetic and drug resistance profiles. Oral CC-42344 is being evaluated in a Phase 2a human challenge study. In addition, the inhaled CC-42344 is being developed for the potential prophylactic treatment of pandemic and seasonal influenza infections. Dry powder inhalation development and toxicology studies have been evaluated.

We received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This ongoing randomized, double-blind, placebo-controlled study is evaluating the safety, tolerability, viral and clinical measurements of influenza A infection in subjects dosed with oral CC-42344 treatment. In May 2024 we announced completion of enrollment of 77 subjects.

In June 2024 we reported the potential efficacy of CC-42344 against the new Texas avian flu strain from in vitro studies with the recently published genome sequence for H5N1. Using our proprietary structure-based platform technology, the Company reported a high-resolution cocrystal structure of this avian PB2 protein complexed with CC-42344 and confirmed that CC-42344 binds to its highly conserved PB2 region. The in vitro data using purified Texas avian H5N1 PB2 protein further showed in vitro affinity of CC-42344similar to that of the previously data using pandemic avian and seasonal influenza A PB proteins. We also continue developing novel broad-spectrum influenza antivirals targeting replication enzymes of seasonal and pandemic influenza A and B strains.

Norovirus and Coronavirus Programs

We developed the novel protease inhibitor CDI-988 as an oral pan-viral treatment of noroviruses and coronaviruses, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases. We believe CDI-988 represents a first-in-class pan-viral antiviral for the treatment of viral gastroenteritis and COVID-19 caused by noroviruses and coronaviruses, respectively.

Oral CDI-988 is being clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study being conducted in Australia.

We previously announced favorable safety and tolerability results from the single-ascending dose (SAD) cohorts of the Phase 1 study with CDI-988 in July 2024. Study participants in the SAD cohorts received CDI-988 in doses ranging from 100 mg to 600 mg. All participants completed the study with no discontinuations. There were no serious adverse events or severe treatment-emergent adverse events. No clinically significant observations were noted in laboratory assessments, physical exams or electrocardiograms.

In September 2024 we initiated dosing of the first subjects in the multiple-ascending dose (MAD) portion of the Phase 1 study with CDI-988.

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

Currently approved antiviral treatments for influenza are effective but burdened with significant viral resistance. Strains of influenza virus that are resistant to the approved treatments oseltamivir phosphate (Tamiflu®), zanamavir (Relenza®) and baloxavir marboxil (Xofluza®) have appeared and in some cases are predominant. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to oseltamivir. Oseltamivir inhibits influenza neuraminidase enzymes, which are not highly conserved between viral strains. According to the WHO, approximately 15% of the H1N1 isolates circulating worldwide were oseltamivir resistant. Also, treatment-emergent resistance to recently approved baloxavir has been observed during clinical trials and the potential transmission of resistant influenza variants could significantly diminish baloxavir effectiveness.

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains.

COVID-19 is a global pandemic with approximately 777 million confirmed cases globally, including 7 million deaths, as of October 2024, according to data reported by the WHO.

Coronaviruses (CoV) are a large family of RNA viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. The incubation period for SARS-CoV-2 is believed to be within 14 days after exposure, with most illness occurring within about five days after exposure. SARS-CoV-2, like other RNA viruses, is prone to mutate over time, resulting in the emergence of multiple variants. Adaptive mutations in the viral genome can alter the virus’s pathogenic potential. Even a single amino acid exchange can drastically affect a virus’s ability to evade the immune system and complicate the vaccine and antibody therapeutics development against the virus. Based on the recent epidemiological update by the WHO, five SARS-CoV-2 VOCs (variants of concern) have been identified since the beginning of the pandemic. Also, as demonstrated in the Delta, Omicron and other variants, some variations allow the virus to spread more easily and make it resistant to the treatments and vaccines.

On October 22, 2020, the U.S. Food and Drug Administration (“FDA”) approved the antiviral drug Veklury® (remdesivir) for the treatment of COVID-19 requiring hospitalization. Remdesivir is a nucleotide prodrug that inhibits viral replication and was previously evaluated in clinical trials for Ebola treatment in 2014. On May 25, 2023, the FDA approved Paxlovid™ (nirmatrelvir tablets and ritonavir tablets, co-packaged for oral use) for the treatment of mild-to-moderate COVID-19 in adults who are at high risk for progression to severe COVID-19, including hospitalization or death. For certain hospitalized adults with COVID-19, the FDA has also approved Olumiant® (baricitinib) and Actemra® (tocilizumab). In addition, the FDA issued emergency use authorization (EUA) for several antibody and antiviral therapeutics, including and Lagevrio™ (molnupiravir).

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

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis among people of all ages. Norovirus infection can be significantly more severe and prolonged in specific risk groups including infants, children, the elderly and people with immunodeficiency. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. Symptoms include nausea, vomiting, stomach pain and diarrhea as well as fatigue, fever and dehydration. Norovirus outbreaks occur most commonly in semi-closed communities and have become notorious for their occurrence in hospitals, nursing homes, childcare facilities, cruise ships, schools, disaster relief sites and military settings. In the U.S. alone, noroviruses are responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and nearly 900 deaths, according to the CDC. The NIH estimates the annual burden to the United States at $10.6 billion. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world.

There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. We are developing a novel norovirus antiviral candidate for the prophylactic and therapeutic treatment of norovirus infection that is currently in a Phase 1 clinical study. A few companies have been developing vaccines and are in stages of clinical testing, including Vaxart Pharmaceutical, Moderna, Hillevax, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

By targeting viral replication enzymes and a viral protease, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic and prophylactic approaches may warrant an accelerated path to market. We are developing inhibitors of the RNA-dependent RNA polymerase and protease of norovirus. These enzymes are essential to viral replication and are highly conserved between all noroviral genogroups. Therefore, an inhibitor of these enzymes might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase and protease crystals and have identified promising inhibitors. We are implementing our proprietary drug discovery platform technology and approaches that have proven successful in our other antiviral programs.

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

We are targeting the viral NS5B polymerase with a non-nucleoside inhibitor (“NNI”), which could be developed as part of an all-oral, pan-genotypic combination regimen. Our focus is on developing what is now called ultrashort treatment regimens from four to six weeks in length. Combining CC-31244 with different classes of approved direct-acting antivirals (“DAAs”) has the potential to change the paradigm of treatment for HCV by shortening the duration of treatment. Combination strategies with approved drugs could allow us to expand CC-31244 into the HCV antiviral therapeutic area globally and could lead to a high and fast cure rate, to improved compliance, and to reduced treatment duration. To our knowledge no competing company has yet developed a short HCV treatment of less than 8 weeks with a high (>95%) sustained virologic response (SVR) at week 12.

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

Results of Operations for the Three and Nine Months Ended September 30, 2024 compared to the Three and Nine Months Ended September 30, 2023

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended September 30, 2024, and 2023 were $3,242,000 and $4,194,000, respectively. The decrease of $952,000 was primarily due to our Influenza CC-42344 product candidate moving out of Phase 2a clinical trial and the finalizing of the Phase 1 clinical trial of norovirus and coronavirus candidate CDI-988.

Total research and development expenses for the nine months ended September 30, 2024 and 2023 were $10,500,000 and $10,902,000, respectively. The decrease of $402,000 was primarily due to a decrease in preclinical trial costs of $1.7 million and manufacturing development costs of $1.2 million, partially offset with an increase of $2.5 million related to CC-42344 Phase 2a clinical study costs.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended September 30, 2024, and 2023 were $1,800,000 and $1,849,000, respectively, remaining relatively stable between periods.

General and administrative expenses for the nine months ended September 30, 2024 and 2023 were $4,148,000 and $4,591,000, respectively. The decrease of $443,000 was primarily due to reduction of legal litigation fees, insurance cost and other general and administrative expenses.

Legal settlement

The Company paid $1.6 million into the registry of the court in 2022 that was expensed as legal settlement. Following a favorable appeal ruling, the Company received a refund of the $1.6 million from the registry of the court during the period ended September 30, 2023.

Interest Income, Net

Interest income (expense) for the three months ended September 30, 2024 and 2023 was $111,000 and $320,000, respectively, and for the nine months ended September 30, 2024 and 2023 was $482,000 and $460,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Foreign Exchange Loss

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange loss during the nine months ended September 30, 2024 and 2023 was $ 72,000 and $87,000, respectively.

Income Taxes

No income tax benefit or expense was recognized for the three and nine months ended September 30, 2024 and 2023. The Company’s effective income tax rate was 0.00% for the three and nine months ended September 30, 2024 and 2023. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and nine months ended September 30, 2024 was $ 4,939,000 and $14,238,000, respectively, compared with a net loss for the three and nine months ended September 30, 2023 was $4,165,000 and $13,520,000, respectively, as a result of developments related to our expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $13,325,000 for the nine months ended September 30, 2024 compared with net cash used in operating activities of $11,340,000 for the same period in 2023. This increase was primarily related to period expenses of our Influenza A Phase 2a clinical trial and preparation for our anticipated Influenza A Phase 1 inhaler administer medicine clinical trial and completion of our COVID-19 Phase 1 clinical trial.

We used $8,000 net cash for investing activities during the nine months ended September 30, 2024 compared with $59,000 net cash used for the same period in 2023. For the nine months ended September 30, 2024 the level of investments decreased compared with September 30, 2023 due to comparative reduction in purchases of laboratory equipment in 2024.

Net cash provided by financing activities totaled $0 for the nine months ended September 30, 2024 compared with net cash provided by financing activities of $3,993,000 for the same period in 2023.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $13,020,000 unrestricted cash on September 30, 2024. The Company believes it has sufficient cash to maintain planned operations for more than the next 12 months.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. There were no sales under the ATM Agreement during the nine months ended September 30, 2024.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains “forward-looking statements,” as that term is defined under the Private Securities Litigation Reform Act of 1995 (“PSLRA”), Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements about our expectations, beliefs or intentions regarding our product development efforts, business, financial condition, results of operations, strategies or prospects, operating results, cash flows and/or financial condition. You can identify forward-looking statements by the fact that these statements do not relate strictly to historical or current matters. Rather, forward-looking statements relate to anticipated or expected events, activities, trends or results as of the date they are made. Because forward-looking statements relate to matters that have not yet occurred, these statements are inherently subject to risks and uncertainties that could cause our actual results to differ materially from any future results expressed or implied by the forward-looking statements. Many factors could cause our actual activities or results to differ materially from the activities and results anticipated in forward-looking statements. These factors include those described below and in “Item 1A-Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023, and described from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). We do not undertake any obligation to update forward-looking statements, except to the extent required by applicable law. We intend that all forward-looking statements be subject to the safe-harbor provisions of the PSLRA. These forward-looking statements are only predictions and reflect our views as of the date they are made with respect to future events and financial performance.

Risks and uncertainties, the occurrence of which could adversely affect our business, include the following:

●	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
●	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
●	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;
●	our research and development activities may not result in commercially viable products;
●	risks related to our development efforts, including the risk that clinical studies may not yield favorable results, or that earlier clinical results of effectiveness and safety may not be reproducible or indicative of future results;
●	our ability to manage our growth and our expanded operations;
●	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control, including the ability of our clinical research organizations to recruit volunteers for clinical studies;
●	changes in regulation and policies in the U.S. and other countries, including increasing downward pressure on government spending on healthcare in the wake of the recent election in the U.S.;
●	increased competition, including the possibility that competitors may develop effective and/or less costly treatments or vaccines, including as part of the programs financed by the U.S. government;
●	our success is dependent on the involvement and continued efforts of our Chairman and Co-Chief Executive Officers;
●	the information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security or privacy incidents that could impact our billing processes or disrupt our operations;
●	failure to maintain the security of patient-related information;
●	our ability to obtain and maintain intellectual property protection for our products;
●	our ability to defend our intellectual property rights with respect to our products;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to attract and retain key scientific and management personnel;
●	failure to obtain and maintain regulatory approval for our products and services;
●	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations; and
●	disruptions to operations, including impact on employees, facilities or technology, or on the industry or economy, from uncontrollable events such as geopolitical conflicts.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2024 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2024. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-Q for the year ended September 30, 2024.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Cocrystal Pharma, Inc.

Dated: November 13, 2024	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2024	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

