Form 10-K
period 2024-12-31
Cocrystal Pharma, Inc.
filed 2025-03-31
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2024, was approximately $18.0 million.

The number of shares outstanding of the registrant’s common stock, as of March 31, 2025, was approximately 10,173,790 shares.

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

Cocrystal Technology

We are developing small molecule antiviral therapeutics that inhibit the essential viral replication function of RNA viruses causing acute and chronic viral diseases. Our goals include treating and preventing influenza virus, coronavirus, and norovirus infections by discovering and developing direct-acting antiviral drug candidates targeting required steps in the viral replication process. To discover and design these direct-acting antiviral drug candidates, we use a proprietary platform comprising computational chemistry, medicinal chemistry, X-ray crystallography and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the viral enzyme or protein to guide our structure-based drug design. We also use advanced computational methods to screen and design product candidates using proprietary high-resolution cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and specific binding characteristics, we seek to develop drugs that are effective against both the virus and possible mutants of the virus and have reduced off-target interactions that may cause undesirable clinical side effects.

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

The Company’s proprietary technology integrates several powerful and specialized computational techniques for drug design:

(1)	Selection of viral drug targets amenable to broad-spectrum antiviral drug development and essential for viral genome replication;

(2)	Atomic resolution 3-D structure determination of drug-binding pockets;

(3)	In-depth computational analysis of conserved drug-binding pockets and critical molecular interactions between antiviral inhibitors and amino acid residues of the target molecule’s drug-binding pocket;

(4)	Cocrystal structure determinations to inform hit identification, hit-to-lead, and lead optimization processes;

(5)	Molecular modeling and computer-guided lead discovery to support rational chemical modifications based on structure-activity relationships, or SAR, of candidate inhibitor compounds;

(6)	Knowledge of enzymatic mechanisms to guide the design of drugs with exceptional affinity, specificity, and broad-spectrum activity; and

(7)	Platforms for rapid identification of antiviral enzyme inhibitors showing broad-spectrum antiviral activity.

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

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may no longer be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies. During the COVID-19 pandemic outbreak newly emergent mutated coronaviruses were identified, resulting in the ineffectiveness of some vaccines and therapeutics. For example, the Omicron variant that arose as the dominant strain of COVID-19 in late 2021 until COVID-19 diminished in the winter of 2022 displayed increased resistance to available vaccines and treatments, resulting in the limitation or suspension of emergency use authorizations by the FDA for certain therapeutic products. In early 2024, a new strain of COVID-19 named JN.1 became the predominant strain of the virus in circulation and was believed to be either more transmissible or better at evading the immune system than other circulating variants. As of early 2025, the prevalent variants of COVID-19 were XEC and LP.8.1, each of which emerged in 2024. These two variants are variants under monitoring (VUM) by the World Health Organization as of February 2025 due to their increasing prevalence globally.

The Company’s focus on viral drug targets inhibiting replication proteins can potentially overcome the obstacle of viral resistance. We identify and target critical residues of viral drug targets that are essential for function, and therefore, sensitive to change. A mutation in these critical residues is likely to inactivate or slow down the replication processes and, in turn, render the virus incapable of replicating. Because such mutations cannot propagate, the virus cannot effectively develop resistance to the enzyme inhibitors we employ. We test the effectiveness of our compounds against existing drug-resistant variants and select compounds with the highest barrier to resistance.

Broadly effective against major strains responsible for a viral disease and multiple indications: For any given viral disease, there are different strains of viruses that cause the disease. For example, there are three types of influenza viruses, A, B, and C. Influenza A and B viruses are significant human respiratory pathogens that cause seasonal flu and hospitalizations, with influenza A viruses being solely responsible for past influenza pandemics. Influenza C is a subtype of the influenza virus that tends to cause only mild illness and is not responsible for seasonal or pandemic infections. Our goal is to design and develop drug candidates that will be effective on the broadest possible range of viruses causing the disease.

Many antiviral drugs available today are effective only against certain strains of a given virus and less effective or not effective at all against other strains. To address this problem, we are developing drug candidates that specifically target viral enzymes involved in viral replication. Despite the various strains of virus that may exist, the active site of these enzymes required for viral replication is essentially highly conserved among all strains of a given virus. By targeting these highly conserved regions of the replication enzymes and proteases, our antiviral compounds are designed and tested to be effective against major virus strains. Replication enzymes and proteases are generally conserved not only among subtypes of a given virus but also among many different viruses, creating an opportunity for the development of broad-spectrum antiviral drugs and pan-viral drugs.

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

Research and Development Update

During the twelve months ended December 31, 2024 the Company continued to focus its research and development efforts primarily in three areas.

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

In addition to the oral candidate of CC-42344, the inhaled CC-42344 is being developed for the potential prophylactic treatment of pandemic and seasonal influenza infections. Dry powder inhalation development and toxicology studies have been evaluated.

We received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This randomized, double-blind, placebo-controlled study is designed to evaluate the safety, tolerability, viral and clinical measurements of influenza A infection in subjects dosed with oral CC-42344 treatment. In May 2024 we announced completion of enrollment of 78 subjects. In December 2024, the Company announced plans to extend enrollment for the oral CDI-42344 Phase 2a study due to unexpectedly low influenza infection among study participants. Specifically, management determined that an extension of the study is necessary due to low infectivity rate of the challenge influenza strain used in this study, as the establishment of robust influenza infection in healthy, uninfected study subjects is critical to determine clinical endpoints for evaluating antiviral molecule, and the low infectivity obtained in this study hindered antiviral data analysis. The Company is currently in continuing discussions with the clinical research organization to address this study and determine a course forward with respect thereto, including potentially by preparing a protocol amendment or a resubmission for approval by the United Kingdom Medicines and Healthcare Products Regulatory Agency (“MHRA”) in order to seek enrollment to study and to ensure necessary infection rates among enrolled study subjects in the study. CC-42344 has demonstrated favorable safety and tolerability profile from the Phase 2a study to date, with no SAEs and no drug-related discontinuations by study participants.

In June 2024 we reported the potential efficacy of CC-42344 against the new Texas avian flu strain from in vitro studies with the recently published genome sequence for H5N1. Using our proprietary structure-based platform technology, the Company reported a high-resolution cocrystal structure of this avian PB2 protein complexed with CC-42344 and confirmed that CC-42344 binds to its highly conserved PB2 region. The in vitro data using purified Texas avian H5N1 PB2 protein further showed in vitro affinity of CC-42344 similar to that of previous data using pandemic avian and seasonal influenza A PB proteins.

We also continue developing novel broad-spectrum influenza antivirals targeting replication enzymes of seasonal and pandemic influenza A and B strains.

Norovirus and Coronavirus Programs

We developed the novel protease inhibitor CDI-988 as an oral pan-viral treatment of noroviruses and coronaviruses, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases. We believe CDI-988 represents a first-in-class pan-viral antiviral for the treatment of viral gastroenteritis caused by noroviruses and coronaviruses, including SARS-CoV-2 and its variants.

Oral CDI-988 is being clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study being conducted in Australia. We expect that the oral CDI-988 Phase 1 data will support future norovirus and coronavirus Phase 2 and Phase 3 studies.

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

In September 2024 we initiated dosing of the first subjects in the multiple-ascending dose (MAD) portion of the Phase 1 study with CDI-988 and topline Phase 1 study safety and tolerability SAD results and testing of 800 mg for 10 consecutive days were reported in January 2025 indicating favorable safety and tolerability results. The topline data of the MAD cohorts, including based on an additional cohort with a higher dose of 1200 mg and a shorter treatment duration of five consecutive days, is expected to be released in the first half of 2025.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic Avian Flu.

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

Currently approved antiviral treatments for influenza are effective but burdened with significant viral resistance. Strains of influenza virus resistant to the approved treatments oseltamivir phosphate (Tamiflu®), zanamavir (Relenza®) and baloxavir marboxil (Xofluza®) have appeared and in some cases are predominant. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to oseltamivir. Oseltamivir inhibits influenza neuraminidase enzymes, which are not highly conserved between viral strains. According to the WHO, approximately 15% of the H1N1 isolates circulating worldwide were oseltamivir resistant. Also, treatment-emergent resistance to recently approved baloxavir has been observed during clinical trials and the potential transmission of resistant influenza variants could significantly diminish baloxavir effectiveness.

Coronavirus: COVID-19 continues to be a global health concern fueled by an emergence of new strains.

COVID-19 is a global health concern responsible for more than 777 million reported cases globally, including more than 7 million deaths, as of March 2025, according to data reported by the WHO.

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

Norovirus: A worldwide public health problem responsible for close to 90% of the global epidemic, non-bacterial outbreaks of gastroenteritis with no effective treatment or vaccine.

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis among people of all ages including nausea, vomiting, stomach pain and diarrhea as well as fatigue, fever and dehydration. Norovirus infection can be significantly more severe and prolonged in specific risk groups including infants, children, the elderly and people with immunodeficiency. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. Norovirus outbreaks occur most commonly in semi-closed communities and have become notorious for their occurrence in hospitals, nursing homes, childcare facilities, cruise ships, schools, disaster relief sites and military settings. In the U.S. alone, noroviruses are responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and an estimated 900 deaths, according to the CDC. The NIH estimates the annual burden to the United States at $10.6 billion. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world.

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

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. We completed a randomized, double-blinded Phase 1a/b study in healthy volunteers and HCV-infected subjects in Canada in September 2016, with favorable safety results. We completed a Phase 2a study in HCV genotype 1 subjects in the U.S. in 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. In 2017, we completed the Phase 2a final study report as filed with the FDA.

We have been seeking a partner for further clinical development of CC-31244 since completing a Phase 2a study.

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

Collaborations

Merck

On December 15, 2023, we received written notice from Merck of Merck’s election to terminate the Collaboration Agreement, dated January 2, 2019, by and between the Company and Merck, with respect to the collaboration with Merck on the development of influenza A/B antiviral compounds. The termination of the Agreement took effect on March 14, 2024. The termination resulted from the inability to develop the compounds to meet a specific aspect of Merck’s program.

Kansas State University Research Foundation

Cocrystal entered into two License Agreement with KSURF (the “Foundation”) on February 18, 2020 to further develop certain proprietary broad-spectrum antiviral compounds for the treatment of norovirus and coronavirus infections.

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

To date, we have not fully developed, received regulatory approval for or commercialized any of our product candidates. Our ability to compete will depend, to a great extent, on the speed in which we and our collaborators can develop safe and effective product candidates, complete effective clinical testing and advance through regulatory approval processes, and coordinate with third parties to produce and distribute the resulting products in sufficient commercial quantities to create and maintain a market for such products at favorable costs and prices. If we do complete development of and obtain regulatory approval to market any product candidate, we anticipate that the competition we would face with respect to such product would be based on a combination of a number of factors including efficacy, safety, reliability, availability, price, patent position, and other factors.

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

In addition to the U.S. requirements such as those enforced by the FDA with respect to safety and efficacy of research, testing, development and production, we also must comply with applicable laws and regulations of any foreign jurisdictions in which we operate. For example, as a result of our Phase 1 trial in Australia for CDI-988, our lead norovirus and coronavirus product candidate, we are subject to the Australian government’s laws and regulations pertaining to the research and development, including clinical testing on human subjects, of therapeutic product candidates. Further, our Phase 2a study for in the United Kingdom for CC-42344 subjects us to similar laws and regulations in the United Kingdom. Our presence in foreign countries has also subjected us to more general laws applicable to operations abroad, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and comparable legislation and regulation in foreign jurisdictions. In general, the FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Further, because of our reliance on one or more CROs and clinical manufacturing organizations (“CMOs”) with respect to our research and development activities both in the U.S. and in foreign jurisdictions, we may have limited control over compliance with such requirements in certain instances.

Human Capital

As of December 31, 2024, we employed 11 full-time employees. Of these full-time employees, eight are engaged in clinical advancement and research and development activities. In addition, we have contracts with CROs, CMOs and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs, including in both preclinical and clinical studies for our product candidates.

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

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below, as well as other information contained in this Annual Report on Form 10-K (this “Report”), including the consolidated financial statements and the notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The occurrence of any of the events discussed below could significantly and adversely affect our business, prospects, results of operations, financial condition, and cash flow.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

●	our financial statements are qualified on a going concern basis;
●	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
●	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
●	delays or complications in conducting clinical trials, such as our Phase 2a study for oral CC-42344 for our Influenza program which in late 2024 we determined must be extended due to an insufficient infection rate;
●	other challenges we face in furthering our research and development efforts, including advancing our product candidates in clinical studies and effectively procuring and working with third party collaborators and regulators in the furtherance thereof;
●	risks related to our development efforts, including the risk that clinical studies may not yield favorable results, or that earlier clinical results of effectiveness and safety may not be adequate, reproducible or indicative of future results;
●	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments;
●	our research and development activities may not result in commercially viable products;
●	our ability to manage our growth and our expanded operations;
●	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control, including the ability of our CROs to recruit volunteers for clinical studies;
●	changes in regulation and policies in the U.S. and other countries, including a reduction on government spending on healthcare in the wake of the recent election in the U.S. and potential delays within government agencies such as the FDA which may result from efforts to reduce the size of the federal government and spending by the Trump Administration;
●	increased competition, including the possibility that competitors may develop effective and/or less costly treatments or vaccines, including as part of the programs financed by the U.S. government;
●	our success is dependent on the involvement and continued efforts of our Chairman and Co-Chief Executive Officers;
●	the information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security or privacy incidents that could impact our billing processes or disrupt our operations;
●	failure to maintain the security of patient-related information;
●	our ability to obtain and maintain intellectual property protection for our products;
●	our ability to defend our intellectual property rights with respect to our products;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to attract and retain key scientific and management personnel;
●	failure to obtain and maintain regulatory approval for our products and services;
●	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations;
●	the possibility of a recession or other adverse consequences in the U.S. or other countries which could result from external factors such as Federal Reserve interest rates, the imposition of tariffs and the possibility of trade wars, increases in unemployment rates, geopolitical conflict and other ongoing or future events which could adversely impact our ability to access capital on favorable terms or at all and further our research and development efforts; and
●	disruptions to operations, including impact on employees, vendors, facilities or technology, or on the industry or economy, from uncontrollable events such as geopolitical conflicts.

RISK FACTORS

RISK RELATED TO OUR FINANCIAL CONDITION

Because there is substantial doubt as to the Company’s ability to continue as a going concern, we may not be successful and our ability to continue our operations is in doubt unless we can access sufficient working capital within the timeframe needed.

The Company has limited capital and substantial accumulated deficit as of the date of this Report. We do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, which raises a risk of our potential inability to continue as a going concern. Our continued existence is dependent upon our obtaining the necessary capital to meet our expenditures, and we can provide no assurance that we will be able to raise adequate capital to meet our future working capital needs.

RISKS RELATED TO OUR BUSINESS

We have never generated revenue from product sales and all of our product candidates are currently in the preclinical and early clinical stage, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

We are still in the process of researching and developing product candidates, and to-date have not completed development of, obtained regulatory approval for or commercialized any products. Because of the need to complete clinical trials, establish safety and efficacy and obtain regulatory approval, which is an expensive and time-consuming process, we do not anticipate generating revenue from product sales for at least four years and will continue to sustain considerable losses. We may develop a partnership that could generate income sooner, but there is no guarantee that will be achievable.

We had an accumulated deficit of $333,418,000 from inception through December 31, 2024 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early-stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have accumulated losses of $333,418,000 from inception through December 31, 2024, expect losses to continue, and have never generated revenue from product sales. We will need to raise additional capital in the near future to fund our operations and research and development programs for the next 12 months. There can be no assurance that we will ever generate income from operations or have positive cash flow from operations.

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

Because early-stage drug development requires major capital investment and is subject to various challenges, as we continue to incur operating losses, we will need to raise additional capital or form strategic partnerships to support our research and development activities in the future, which activities may not result in the results desired or further our business.

We are still in the early stages of preclinical and clinical development of our product candidates and have no products approved for commercial sale or presently in clinical trials. However, our ability to conduct clinical trials in a cost-effective manner and within the desired timeframes remains subject to uncertainties, supply chain shortages, and potential difficulties in obtaining adequate participant enrollments, infection rates or other study criteria. For example, in December 2024, the Company announced plans to extend enrollment for the oral CDI-42344 Phase 2a study due to unexpectedly low influenza infection among study participants. Specifically, management determined that the low infectivity obtained in this study hindered antiviral data analysis. The Company is currently in continuing discussions with the CRO to address this study and determine a course forward with respect thereto, including potentially by preparing a protocol amendment for approval by the United Kingdom MHRA in order to seek to extend enrollment in this study and to ensure necessary infection rates among enrolled study subjects in the study. While we cannot predict the ultimate outcome of these developments, we expect that we will need to incur additional expenses to proceed with trial and obtain data that can be used to continue our development of our CDI-42344 Influenza candidate, which development will also be delayed as a result. Further, our investments in the initial Phase 2s trial process could prove to be all or partially lost as a result. These and other challenges or events that may arise in the future with respect to our research and development efforts could materially adversely effect our operations and financial position, cause reputational harm or damage our relationships with key or prospective collaborators or have other adverse consequences on us and our business.

Further, developing pharmaceutical products, including conducting preclinical studies and clinical trials, is capital-intensive. As a rule, research and development expenses increase substantially as we advance our product candidates toward clinical programs. As we seek to advance our products through clinical trials, we will need to raise additional capital to support our operations and/or form partnerships, in addition to our existing collaborative alliances, which may give substantial rights to a partner. Such funding or partnerships may not be available to us on acceptable terms, or at all. Moreover, any future financing may be very dilutive to our existing stockholders.

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

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF PRODUCT CANDIDATES

Our programs are in the early clinical stage and we face significant competition from major companies who have developed vaccines or treatments. If we fail to gain market share because our competitors develop and successfully commercialize effective vaccines or therapies or if we fail to obtain or maintain FDA authorization or to otherwise account for uncertainties surrounding the virus, our business and future prospects could be materially and adversely affected.

We have committed substantial financial and other resources to our influenza A, norovirus and coronaviruses programs. While the approval or authorization of certain of these competitive offerings are limited to specified circumstances or patients, given the uncertainties in our ability to fully develop a viable therapeutic product, the substantial amount of time and resources that would be necessary to complete development and obtain regulatory approval, and the growing number of competitive offerings, we may ultimately be unable to produce a product that is commercially viable or is able to generate material revenue.

Even if we do obtain FDA authorization for a therapeutic product, the FDA may subsequently rescind or limit such authorization as more information about the product, including its efficacy and side effects, becomes available. Further, this virus is highly mutative and a number of variants have already arisen, and any treatment we are able to develop and commercialize will therefore remain subject to the risk that a mutation will occur that produces a strain or strains of the virus to which such treatment has a diminished effect or is ineffective. For example, newer variants of the virus can be more resistant to treatments that were effective against prior variants of the virus. If we do develop a treatment that is effective against a current variant, a later variant may arise that reduces or eliminates the product’s efficacy before we are able to commercialize it. Further, if this occurs, one or more competitors’ products may be more effective against new variants than ours, resulting in a diminished market for our products. If we are unable to timely advance our programs, or if we fail to gain or maintain a market share as a result of our competitors developing and successfully commercializing vaccines and effective therapies more quickly than we do, our business and future prospects could be materially and adversely affected.

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

Our contracted CROs will not be our employees, and we cannot control whether they devote sufficient time and resources to our clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities that could harm our competitive position. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to failing to adhere to our clinical protocols or regulatory requirements, or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not obtain regulatory approval for, or successfully commercialize our product candidates. Our financial results and the commercial prospects for such products and any product candidates we develop would be harmed, our costs could increase, and our ability to further our development programs and generate revenues could be delayed.

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

Further, our focus on the Company’s technology for developing drugs, as opposed to relying entirely on more standard technologies for drug development, increases the risks associated with the ownership of our stock. If we are unsuccessful in developing any product candidates using the Company’s technology, we may be required to change the scope and direction of our product development activities. We may not successfully identify and implement an alternative product development strategy and may as a result cease operation.

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

Events that may cause a delay or unsuccessful completion of clinical development include, among other things:

●	delays in agreeing with the FDA or other regulatory authorities on final clinical trial design;

●	imposition of a clinical hold following an inspection of our clinical trial operations or trial sites by the FDA or other regulatory authorities;

●	delays in agreeing on acceptable terms with prospective contract research organizations, or CROs, and clinical trial sites;

●	delays in obtaining required institutional review board approval at each clinical trial site;

●	delays in recruiting suitable patients to participate in a trial;

●	delays in the testing, validation, manufacturing and delivery of the product candidates to the clinical sites;

●	delays in having patients complete participation in a trial or return for post-treatment follow-up;

●	delays caused by patients dropping out of a trial due to product side effects or disease progression;

●	clinical sites dropping out of a trial to the detriment of enrollment;

●	negative or inconclusive results of clinical trials of our product candidates, including due to issues with the administration of trials and the results thereof that have arisen or may arise;

●	time and expenses required to add new clinical sites; or

●	delays by our contract manufacturers in producing and delivering sufficient supply of clinical trial materials.

If we or our partners must conduct additional clinical trials or other testing of any product candidates beyond those that are contemplated, or are unable to successfully complete clinical trials or other testing of any of our product candidates, or if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we or our partners may:

●	be delayed in obtaining marketing approval for our product candidates;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings;

●	be subject to additional post-marketing testing requirements; or

●	become subject to action by the FDA or a foreign regulator to remove the product from the market after obtaining marketing approval.

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

Our efforts to develop our product candidates are limited to a small number of product candidates aimed at treating a small number of viral diseases. To date, we have only entered a limited number of compounds into human clinical trials, including our influenza A product candidate to a Phase 2a trial and our norovirus / coronaviruses product candidate to a Phase 1 trial. We may be unable to progress our product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us. If any preclinical or clinical trials yield adverse results, it could delay the development of the product candidate, force us to cease pursuing the product candidate, or render it impossible or impracticable to proceed towards commercialization.

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

The biotechnology and pharmaceutical industries are intensely competitive. See “Business-Competition” at page 9 for a description of the competitive environment we face. We have competitors both in the United States and internationally, including major multinational pharmaceutical companies, biotechnology companies and universities and other research institutions. Our competitors have substantially greater financial, technical and other resources, such as larger research and development staff and experienced marketing and manufacturing organizations. This enables them, among other things, to make greater research and development investments and efficiently utilize their research and development costs. Additional mergers and acquisitions in the biotechnology and pharmaceutical industries may cause even more resources being concentrated in our competitors. Additionally, smaller or early-stage companies of which we may not be aware could also prove to be material competitors, particularly through collaborative arrangements with larger, more well-established companies or by competing with us for limited resources and strategic alliances with our current or prospective partners. Competition may increase further because of advances in the commercial applicability of technologies and greater availability of capital for investment in these industries. Our competitors may develop, acquire or license drug products that are more effective or less costly than any product candidate we may develop.

The programs we are focusing on are in a preclinical or early clinical development stage and are targeted toward indications for which there are approved products on the market or product candidates in clinical development. We will face competition from other drugs that are or will be approved for the same therapeutic indications. Our ability to compete successfully will depend largely on our ability to leverage our experience in drug discovery and development to:

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

Market acceptance and sales of any product candidates we develop will depend on coverage and reimbursement policies of third-party payors. Government authorities and third-party payors, such as private health insurers, hospitals and health maintenance organizations, decide which drugs they will pay for and establish reimbursement levels. Coverage and adequate reimbursement may not be available for some or all of our product candidates. As patients generally rely on third-party payors to reimburse all or part of the costs associated with their treatment, inadequate reimbursement amounts may reduce the demand for, or the price of, our future products. Thus, the availability of adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to new product acceptance. As the Trump Administration continues to pursue various means of de-regulation and reduced government spending, funding for these types of programs may become less available to market participants and consumers, which would reduce a prospective market for the products we are seeking to develop.

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

Due to the recent change in presidential administration in the U.S., we and our industry face uncertainty including the potential for reduced government funding of research programs and staff and resource reductions at the FDA and other government agencies, which may adversely affect our business.

Since taking office in January 2025, President Trump and his cabinet have expressed an intention of and undertaken efforts to reduce the size and spending of the federal government. As part of this initiative, President Trump established the Department of Government Efficiency (“DOGE”), which is tasked with reducing government spending and increasing efficiency of the federal government and its component agencies. Since its establishment, DOGE has taken action aimed at reducing the workforce of the federal government and eliminating other expenditures, such as facility leases, used by the federal government and its component agencies. While these and other actions taken by the Trump Administration could be viewed as a part of a larger goal of de-regulation, a consequence of these developments and other actions taken by DOGE or the Trump Administration generally could be reduced resources, employees and contractors at the FDA and other federal agencies on which our operations depend or through which regulatory approvals are or will be required for us and our product candidates and programs. For example, less staff and resources at the FDA could result in the approval process for clinical trials or product candidates having a longer duration or being more costly to expedite. Additionally, government funding for research and development programs such as those we are pursuing could be significantly reduced, which could have the effect of limiting or eliminating our ability to access the capital needed to fund our programs. Any of these or other outcomes of President Trump’s term and government action generally, which remain uncertain, could materially adversely affect us.

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

We depend on principal members of our executive and research teams; the loss of whose services may adversely impact the achievement of our objectives. We are highly dependent on our President and Co-Chief Executive Officer, Dr. Sam Lee and our Chief Financial Officer and Co-Chief Executive Officer, James Martin. Dr. Lee also actively manages our research and development and clinical trial programs. We may be unable to locate a new Chief Executive Officer capable of running our company effectively, and any such individual will require high compensation in a competitive market for experienced and qualified personnel within our industry. We do not carry “key-man” life insurance on any of our employees or advisors. Furthermore, our future success will also depend in part on the continued service of our key scientific and management personnel and our ability to identify, hire, and retain additional personnel. We may not be able to attract and retain personnel on acceptable terms, as there is significant competition among numerous pharmaceutical companies for individuals with similar skill sets. Because of this competition, our compensation costs may increase significantly. If we lose key employees, our business may suffer.

If we expand our organization, we may experience difficulties in managing growth, which could disrupt our operations.

As of March 14, 2025, we have 11 full-time employees. As our Company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to manage these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

Our principal offices are in Bothell, Washington where we conduct our scientific research. We also maintain a small finance and accounting office in Miami, Florida and an administrative office in Australia. In addition, we rely on Australian CROs for our coronaviruses and norovirus programs, and our Influenza A program will continue to depend on one or more CROs in the United Kingdom for its Phase 2a study for the furtherance of our research and development efforts as to that product. We and third parties on which we rely are vulnerable to natural disasters such as earthquakes, tornados, severe storms, hurricanes, tsunamis, and fires, as well as other events that could disrupt our operations and cause delays in research and development of our product candidates. We do not carry insurance for natural disasters or similar events, and we may not carry sufficient business interruption insurance to compensate us for losses that may occur. Any losses or damages we incur could have a material adverse effect on our operations.

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

Our stock price and trading volume is volatile, and the limited periods in which there were increases to our stock price and trading volume have historically been temporary in nature. Therefore, there can be no assurance that our stock price or trading volume will increase in the future, permanently or at all. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by the FDA of final approval of vaccines and treatments for diseases we target;

●	Announcements relating to the spread of new variants of diseases we target;

●	Announcements by competitors that they are initiating human trials of drugs to treat the diseases we target;

●	Events which demonstrate that the spread or intensity of diseases has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	The results of or developments with respect to our clinical trials;

●	Our announcement concerning the initiation of or delay in our planned clinical trials; or

●	The occurrence of any other events or factors which may have created the unusual volatility and spike in volume.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	due to external factors such as geopolitical turmoil, a possible recession, inflation or other events, including the conflicts in Ukraine and Israel or other unknown hostilities, investors may sell our common stock to meet margin calls on other stocks or as the result of economic disruptions;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	Announcement of a future reverse split or our failure to obtain stockholder approval for a reverse split;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	any significant change in our management.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because of central bank actions to combat inflation, the imposition and threat of tariffs and geopolitical conflicts, and other major events, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

Following President Trump’s inauguration in January 2025, certain trends and events have begun to unfold which appear to be affecting the global and United States capital markets and economies, including the continued high central bank interest rates, the imposition and threat of tariffs, trade wars among nations and ongoing geopolitical conflicts, and uncertain capital markets with significant declines in leading market indexes in March 2025. The duration of these events and their impact are at best uncertain, and their continuation may result in negative consequences on the U.S. or global economies. President Trump recently began imposing tariffs on certain foreign countries with which the U.S. engages in trades with frequently, including Canada, Mexico and China, and in response certain countries and jurisdictions have responded by imposing or threatening to impose tariffs on U.S. goods. These developments follow the increase in interest rates that began in 2022 as the Federal Reserve in U.S. and central banks in other jurisdictions have sought to combat inflation. While in the U.S. inflation has since declined, many economists view additional increases in inflation as a likely consequence of tariffs and a trade war, and in addition central banks including the U.S. Federal Reserve have been reluctant to reduce interest rates until further evidence appears that inflation is under control. Rising prices from tariffs could cause an increase in inflation. In the meantime, uncertainty in the markets and concerning the state and prospects for the U.S. and global economies and capital markets in the near term remains and has amplified due to the factors described above. If inflation does not fall low enough and/or the Federal Reserve declines to reduce interest rates in the near term, or tariffs imposed or threatened by President Trump are counteracted by retaliatory tariffs imposed by other countries or otherwise adversely impact the economy, the result could be tipping the U.S. economy into a recession. In the wake of these events, the U.S. and global capital markets have demonstrated substantial volatility in the first quarter of 2025, as many investors consider economic outlooks to be uncertain and consider the risk of a recession and a decline in the marketplace to be increasingly probable or imminent. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon the public capital markets and us. Among the potential consequences could be a substantial decline in stock prices including ours, a reduction in demand for securities of public companies (which may be more prevalent for smaller companies such as us) and more difficulty for us to raise capital we need and accessing capital on favorable terms or at all as a result. These and related consequences could also impact our vendors which could have negative impacts on us and our research programs. We cannot predict how this will affect our business, but the impact may be material and adverse.

Future issuances of our common stock or rights to purchase our common stock could cause additional dilution of the percentage ownership of our stockholders and could cause our stock price to fall.

We expect that our current cash position will not be sufficient to fund our operations over the next 12 months subject to the many uncertainties and risks that may rise such as those described herein, significant additional capital may be needed in the future to continue our planned operations. To the extent we continue to raise additional capital by issuing equity securities, our stockholders may experience substantial dilution. We may sell common stock, convertible securities or other equity securities in one or more transactions at prices and in a manner, we determine from time to time. If we sell common stock, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. These sales may also result in material dilution to our existing stockholders, and new investors could gain rights superior to our existing stockholders.

Future sales of large amounts of our common stock in the public market or a perception that such sales might occur could cause a decrease in our stock price.

As of March 28, 2025, out of approximately 10.2 million shares of common stock outstanding, approximately 6.8 million are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by our officers, directors and one 5% stockholder subject to a voting agreement, who we deem affiliates, are subject to additional restrictions as described below.

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

Additionally, as of December 31, 2024, we had approximately 550,000 options and 256,000 RSUs outstanding that, if fully exercised, would result in the issuance of 806,000 shares of common stock and approximately 27,000 shares of common stock remain available for future grants under the Cocrystal Pharma, Inc. 2015 Equity Incentive Plan.

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

We also renewed the existing lease office space in Miami, Florida under a lease that expires in September 2027.

The Company believes that its properties are suitable for their intended purposes and have capacities adequate for current and projected needs related to the Company’s programs.

Item 3. Legal Proceedings

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. As of the date of this Report, the Company is not aware of any pending legal proceedings to which the Company or any of its subsidiaries is a party which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “COCP”. As of March 31, 2025, there were approximately 202 holders of record of our common stock.

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

Item 6. [Reserved]

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

During our year ended December 31, 2024, the following key aspects of our business advanced:

Pandemic and Seasonal Influenza A

●	Our novel oral PB2 inhibitor, CC-42344, has shown excellent antiviral activity against influenza A strains including pandemic and seasonal strains, as well as strains resistant to Tamiflu® and Xofluza®.

●	In October 2023 we announced receipt of authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to initiate a Phase 2a human challenge trial with its broad-spectrum, oral PB2 inhibitor CC-42344 as a potential treatment for pandemic and seasonal influenza A. In December 2023 we announced achievement of first-patient-in for the Phase 2a human challenge clinical trial.

●	In December 2024, the Company announced plans to extend enrollment for the oral CDI-42344 Phase 2a study due to unexpectedly low influenza infection among study participants. Specifically, management determined that an extension of the study is necessary due to low infectivity rate of the challenge influenza strain used in this study. The Company is currently in continuing discussions with the clinical research organization to address this study and determine a course forward with respect thereto, including potentially by preparing a protocol amendment for approval by the United Kingdom MHRA in order to seek to extend enrollment or a resubmission to study and to ensure necessary infection rates among enrolled study subjects in study.

●	Preclinical development is progressing with an inhaled formulation of CC-42344 as a treatment and prophylaxis for influenza A.

Pandemic and Seasonal Influenza A/B Program

●	Novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage.

Oral Protease Inhibitor CDI-988

●	A novel, broad-spectrum pan-viral 3CL protease inhibitor antiviral drug candidate CDI-988 for clinical development as an oral treatment for coronaviruses (including SARS-CoV-2) and norovirus.

●	Conducting randomized, double-blind, placebo-controlled Phase 1 study of CDI-988 is approved by Australia Human Research Ethics Committees (HREC). The study is designed to access the safety, tolerability and pharmacokinetics of CDI-988.

●	In September 2024 we initiated dosing of the first subjects in the MAD portion of the Phase 1 study with CDI-988 and topline Phase 1 study safety and tolerability SAD results and testing of 800 mg for 10 consecutive days were reported in January 2025 indicating favorable safety and tolerability results. The topline data of the MAD cohorts, including based on an additional cohort with a higher dose of 1200 mg and a shorter treatment duration of five consecutive days, is expected to be released in the first half of 2025.

Replication Inhibitors

○	We are using our proprietary structure-based drug discovery platform technology to discover replication inhibitors for orally administered therapeutic and prophylactic treatments for SARS-CoV-2. Replication inhibitors hold potential to work with protease inhibitors in a combination therapy regimen.

Results of Operations

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our employees dedicated to clinical advancement and research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $12,537,000 for the year ended December 31, 2024, compared with $15,169,000 for the year ended December 31, 2023. The decrease of $2,632,000 was primarily due to timing of clinical study costs.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $5,341,000 for the year ended December 31, 2024, compared with $5,990,000 for the year ended December 31, 2023. This decrease of $649,000 was primarily due to reduction of insurance cost and other general and administrative expenses.

Legal Settlement

In July 2022, the Company filed a legal appeal and deposited $1.6 million with the United State District Court for the District of Delaware as security during pending our appeal. During the second quarter ended June 30, 2022, the Company recorded a legal judgement for this amount inclusive of estimated costs. During the third quarter of 2023, the Company received a $1.6 million refund from the registry of the court reflecting the recovery of funds following a successful appeal in the Company’s litigation with an insurer. During November 2023, a settlement agreement was executed and the insurer paid the Company an additional $1.0 million. There is no further litigation with the insurer following the settlement. See “Note 11. Commitments and Contingencies” in the footnotes to the financial statements contained in this Report for more information

Total other Income/Expense

Total other income was $374,000 for the year ended December 31, 2024, compared to total other expense of $575,000 for the year ended December 31, 2023. This decrease of $201,000 was primarily due to a decrease in interest income discussed below.

Interest income was $537,000 for the year ended December 31, 2024, compared to interest income of $640,000 for the year ended December 31, 2023. The interest income was primarily earned on cash held in interest bearing bank accounts.

We also had foreign exchange loss of $163,000 and $65,000 for the years ended December 31, 2024 and 2023, respectively, related to currency exchange rate measurements with regards to our Australian operations.

Net Loss

As a result of the above factors, net loss for the years ended December 31, 2024 and 2023 was $ 17,504,000 and $17,984,000 (net of $2.6 million legal settlement received), respectively.

Liquidity and Capital Resources

For the year ended December 31, 2024, net cash used in operating activities was $16,485,000, compared to net cash used in operating activities of $14,666,000 for the year ended December 31, 2023. This increase was primarily related to period expenses of our Influenza A Phase 2a clinical trial and preparation for our anticipated Influenza A Phase 1 inhaler administer medicine clinical trial and completion of our COVID-19 Phase 1 clinical trial.

For the year ended December 31, 2024, net cash used in investing activities netted to $8,000, which consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington. For the year ended December 31, 2023, our net cash used in investing activities consisted of $118,000.

For the year ended December 31, 2024, net cash provided by financing activities was $0, compared to net cash used by financing activities of $3,993,000 for the year ended December 31, 2023. Net cash provided by financing activities in 2023 was result of a raise of $4,000,000 in a private placement sale of common stock.

We expect that our reported cash balance is not be sufficient to support the Company’s working capital needs for the 12 months following the filing of this Report, taking into account our intended research and development efforts in 2025. As a result, we need to complete a financing to provide the needed working capital.

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

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, our expectations regarding future characteristics of the product candidates we develop, the expected time of achieving certain value driving milestones in our programs, including, preparation, commencement and advancement of clinical studies for certain product candidates in 2025, our expectations with respect to market opportunities for certain product candidates and our plans regarding further clinical development of such product candidates, our search for collaboration partners, our expectations regarding future operating results, statement regarding the suitability and adequacy of our properties and capital resources, and our future liquidity.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include inflation, the possibility of recession, interest rate increases, imposed and threatened tariffs and geopolitical conflicts including the conflicts in Ukraine and Israel on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economy, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and CMOs, the progress and results of the studies for CC-42344 and CDI-988 including the delay of the Phase 2a study for CC-42344 which may require us to incur substantial additional costs, the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes including based on initiatives and actions taken by the Trump Administration which could, among other things, result in delays in regulatory approvals or limit access to federal funding for our programs, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2024, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Weinberg & Company, P.A

Los Angeles, California

March 31, 2025

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

	December 31, 2024	December 31, 2023

Assets
Current assets:
Cash	$9,860	$26,353
Restricted cash	75	75
Tax credit receivable	1,215	890
Prepaid expenses and other current assets	430	1,773
Total current assets	11,580	29,091
Property and equipment, net	153	271
Deposits	29	46
Operating lease right-of-use assets, net (including $152 and $42 to related party)	1,694	1,851
Total assets	$13,456	$31,259

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,127	$3,022
Current maturities of operating lease liabilities (including $49 and $42 to related party)	301	240
Total current liabilities	2,428	3,262
Long-term liabilities:
Operating lease liabilities (including $104 and $0 to related party)	1,505	1,613
Total long-term liabilities	1,505	1,613
Total liabilities	3,933	4,875

Commitments and contingencies

Stockholders’ equity:
Common stock $0.001 par value; 100,000 and 150,000 shares authorized as of December 31, 2024 and 2023, respectively; 10,174 shares issued and outstanding as of December 31, 2024 and 2023, respectively	10	10
Additional paid-in capital	342,931	342,288
Accumulated deficit	(333,418)	(315,914)
Total stockholders’ equity	9,523	26,384
Total liabilities and stockholders’ equity	$13,456	$31,259

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share data)

	December 31,
	2024	2023

Operating expenses:
Research and development	$12,537	$15,169
General and administrative	5,341	5,990
Legal settlement	-	(2,600)
Total operating expenses	17,878	18,559

Loss from operations	(17,878)	(18,559)

Other income (expense):
Interest income, net	537	640
Foreign exchange loss	(163)	(65)
Total other income, net	374	575

Net loss	$(17,504)	$(17,984)

Net loss per common share, basic and diluted	$(1.72)	$(1.87)
Weighted average number of common shares outstanding, basic and diluted	10,174	9,651

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2022	8,143	$8	$337,489	$(297,930)	$39,597
Stock-based compensation	-	-	801	-	801
Sale of common stock to related entities, net of transaction costs	2,031	2	3,998	-	4,000
Net loss	-	-	-	(17,984)	(17,984)
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384

Stock-based compensation	-	-	643	-	643
Net loss	-	-	-	(17,504)	(17,504)
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2024	2023

Cash flows from operating activities:
Net loss	$(17,504)	$(17,984)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	126	189
Right of use assets	320	(1,577)
Stock-based compensation	643	801
Change in operating lease liabilities	(210)	1,563
Changes in operating assets and liabilities:
Tax credit receivable	(325)	(174)
Prepaid expenses and other current assets	1,343	470
Deposits	17	-
Accounts payable and accrued expenses	(895)	2,046
Net cash used in operating activities	(16,485)	(14,666)

Investing activities:
Purchases of property and equipment	(8)	(118)
Net cash used in investing activities	(8)	(118)

Financing activities:
Payments of finance lease obligations	-	(7)
Proceeds from sale of common stock, net of transaction costs	-	4,000
Net cash provided by (used in) financing activities	-	3,993

Net decrease in cash and restricted cash	(16,493)	(10,791)
Cash and restricted cash at beginning of period	26,428	37,219
Cash and restricted cash at end of period	$9,935	$26,428

Supplemental disclosure:
Non-cash investing and financing activities
Initial recognition of right-of-use assets and lease liabilities	$163	$-

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2024 and 2023

1. Organization and Business.

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

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2024, the Company recorded a net loss of approximately $17.5 million and used cash in operating activities of $16.5 million, and at December 31, 2024, the Company has an accumulated deficit of $333.4 million. As of December 31, 2024, the Company had a cash balance of $9.9 million and working capital of approximately $9.1 million. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures. Due in large part to the ongoing Phase 2a clinical trial for the Company’s antiviral influenza candidate, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2024, the Company has primarily funded its operations through equity offerings.

The Company will need to continue obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including economic conditions, the approval and success of our products in development, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and legal proceedings that may arise. We have historically not generated positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. If the Company is unable to obtain adequate capital, it could be forced to substantially curtail its drug development activities or cease operations. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during its pre-clinical and clinical development phases.

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

Segments

The Company’s Co-Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Cocrystal Pharma, Inc. The measure of segment assets is reported on the consolidated balance sheets as total assets (see Note 13).

Use of Estimates

Preparation of the Company’s consolidated financial statements in conformance with U.S. GAAP requires the Company’s management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues and expenses, and the disclosure of contingent assets and liabilities in the Company’s consolidated financial statements and accompanying notes. The most significant estimates in the Company’s consolidated financial statements relate to clinical trial costs and accruals and the fair value of stock-based compensation. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2024 and 2023, our primary operating account held approximately $9,860,000 and $26,353,000, respectively, and our collateral account balance of $75,000 as of December 31, 2024 and other cash accounts are maintained at different institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2024 and 2023.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,2024	December 31, 2023
Cash	$9,860	$26,353
Restricted cash	75	75
Total cash and restricted cash shown in the statements of cash flows	$9,935	$26,428

Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements.

Property and Equipment, net

Property and equipment, which consists of lab equipment (including lab equipment under capital lease), computer equipment, and office equipment, is recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. Maintenance and repairs are charged directly to expense as incurred.

Leases

The Company accounts for its leases in accordance with ASC 842, Leases. The Company determines whether a contract is, or contains, a lease at inception. Operating lease right-of-use (“ROU”) assets and liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. ROU assets represent the Company’s right to use an underlying asset during the lease term, and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Generally, the implicit rate of interest in arrangements is not readily determinable and the Company utilizes its incremental borrowing rate in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical collateralized borrowing rate based on its understanding of what its credit rating would be.

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

The Company categorizes its cash and restricted cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option pricing model as discussed in Note 6 – Warrants. At December 31, 2023 the Company had approximately 11,000 warrants that expired in January 2024, there we no warrants outstanding at December 31, 2024.

At December 31, 2024 and 2023, the carrying amounts of financial assets and liabilities, such as cash, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $497,000 and $396,000 for the years ended December 31, 2024 and 2023, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Research and Development Expenses

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s clinical products. All research and development costs are expensed as incurred. Research and development costs are presented net of tax credits.

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. During the year ended December 31, 2024, the Company recorded tax credits receivable of $1,123,843, of which approximately $1,146,593 was recorded as a reduction of research and development expense.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2024	2023
Outstanding options to purchase common stock	550	558
Warrants to purchase common stock	-	11
Unvested restricted stock units	164	-
Total	714	569

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosure.” The amendments expand a public entity’s segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, requiring other new disclosures, and requiring enhanced interim disclosures. ASU 2023-07 requires public entities with a single reportable segment to provide all the disclosures required by this standard and all existing segment disclosures in Topic 280 on an interim and annual basis. ASU 2023-07 is effective for annual periods beginning after December 15, 2023, and interim periods beginning after December 15, 2024, applied retrospectively with early adoption permitted. As of December 31, 2024, the Company has adopted ASU 2023-07. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements but has resulted in additional disclosures within the footnotes to our consolidated financial statements (See Note 13).

In November 2024, the FASB issued ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). ASU 2024-03 amends the FASB Accounting Standards Codification to require specified information about certain costs and expenses in the notes to the financial statements at each interim and annual reporting period, including disclosure of the amounts of purchases of inventory; employee compensation; depreciation; intangible asset amortization; and depreciation, depletion, and amortization included in each relevant expense caption on the face of the income statement within continuing operations that contains any of the expense categories previously listed. Disclosure will also be required of the total amount of selling expenses and an entity’s definition of selling expenses in annual reporting periods. ASU 2024-03 does not change or remove current expense disclosure requirements, but does affect where and how this information is presented in the notes to the financial statements. ASU 2024-03 is effective for annual reporting periods beginning January 1, 2027, and interim periods within annual reporting periods beginning January 1, 2028. Early adoption is permitted. The Company is in the process of evaluating ASU 2024-03 to determine its impact on the Company’s consolidated financial statement presentation and related disclosures.

Management does not believe that any other recently issued, but not yet effective, authoritative guidance, if currently adopted, would have a material impact on the Company’s financial statements, including their presentation and related disclosures.

3. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of Cocrystal Australia operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a loss of approximately $163,000 and $65,000 for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024 and 2023, the Company’s cash balances consisted of the following (in thousands):

	2024	2023
U.S. Dollars	$9,554	$26,402
Australian Dollars – in US $	381	26
Cash Balance	$9,935	$26,428

4. Property and Equipment

Property and equipment as of December 31, consists of the following (table in thousands):

	2024	2023
Lab equipment (excluding equipment under finance leases)	$1,765	$1,757
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,082	2,074
Less accumulated depreciation	(1,929)	(1,803)
Property and equipment, net	$153	$271

Depreciation expense was $126,000 and $189,000 for the years ended December 31, 2024 and 2023, respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (table in thousands):

	2024	2023
Accounts payable	$1,542	$1,222
Accrued compensation	117	109
Accrued other expenses	468	1,691
Total accounts payable and accrued expenses	$2,127	$3,022

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

As of December 31, 2024, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had approximately 10,174,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

Sale of Common Stock to Related Entities

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

At-The-Market Offering

The Company is a party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. There have been no sales under the ATM Agreement during the years ended December 31, 2024 and 2023.

Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2024 and 2023 (table in thousands):

	Warrants Accounted for as: Liabilities
	October 2013 Warrants	January 2014 Warrants	Total
Outstanding, December 31, 2022	2	11	13
Exercised	-	-	-
Granted	-	-	-
Expired	(2)	-	(2)
Outstanding, December 31, 2023	-	11	11
Exercised	-	-	-
Granted	-	-	-
Expired	-	(11)	(11)
Outstanding, December 31, 2024	-	-	-
Expiration date	Oct 24, 2023	Jan 16, 2024

As of December 31, 2023, the above outstanding warrants were liability classified warrants, which had de minimis fair value as of the year then ended.

As of December 31, 2023 the Company had approximately 11,000 warrants that expired in January 2024, there we no warrants outstanding as of December 31, 2024.

7. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. As of December 31, 2024, 27,000 shares remain available for future grants under the 2015 Plan.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of December 31, 2024:

Shares Available for Grant
Balance at December 31, 2023	275
Restricted Stock Units (RSU) Granted	(256)
Cancelled or returned	8
Balance at December 31, 2024	27

Stock Options

The following table summarizes stock option transactions for the 2015 Plan, collectively, for year ended December 31, 2024 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2022	350	$15.36	$-
Granted	209	2.67	-
Expired	(1)	22.89	-
Balance at December 31, 2023	558	$10.37	$-
Exercised	-	-	-
Granted	-	-	-
Cancelled	(8)	-	-
Balance at December 31, 2024	550	$10.37	$-

No options were granted during the year ended December 31, 2024. During the year ended December 31, 2023 the Company granted stock options to officers, directors, employees and consultants to purchase a total of 209,216 shares of common stock. The options have an exercise price of $2.67 per share, expire in ten years, and vest as follows: one half vests on the one-year anniversary of the grant date and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2023. The total fair value of these options at the grant date was approximately $470,000 using the Black-Scholes Option pricing model. The Black-Scholes option pricing model includes the following weighted average assumptions for grants made during the year ended December 31, 2023:

Assumptions:
Weighted average per share grant date fair value	$2.67
Risk-free interest rate	3.96%
Expected dividend yield	0.00%
Expected volatility	112.02%
Expected terms (in years)	5.77

For options granted and outstanding, there were 550,000 options outstanding which were fully vested or expected to vest, a weighted average exercise price of $10.37 and weighted average remaining contractual term of 7.22 years at December 31, 2024. For vested and exercisable options, outstanding shares totalled 453,000. These options had a weighted average exercise price of $11.92 per share and a weighted-average remaining contractual term of 6.98 years at December 31, 2024.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2024 was calculated based on the positive difference between the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2024 of approximately $2.02 per share and the exercise price of the underlying options. As of December 31, 2024, total outstanding and exercisable options had no intrinsic value.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2024	2023

Stock options issued and outstanding	806	558
Shares authorized for future option grants	27	275
Warrants outstanding	-	11
Total	833	844

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

	Total Restricted Stock units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2023	-	$-	$-
Granted	256	-	-
Forfeited	-	-	-
Vested	92	1.76	-
Unvested and expected to vest at December 31, 2024	164	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the twelve months ended December 31, 2024 and 2023, equity-based compensation expense recorded on vested options and RSU was $643,000 and 801,000, respectively. As of December 31, 2024, there was approximately $252,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.4 years.

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

On December 15, 2023, the Company received written notice from Merck of Merck’s election to terminate the Exclusive License and Collaboration Agreement. The termination of the Agreement was effective on March 14, 2024. According to Merck’s termination notice, Merck determined there were no existing conditions to continue the collaboration. The termination resulted from the inability to develop the compounds to meet a specific aspect of Merck’s program. The pending patent applications on compounds covered by the Agreement and previously filed by Merck on behalf of both companies remain in place.

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

Phase 2a Clinical Trial

In August, 2022, the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a contract research organization (CRO), to conduct a Phase 2a clinical trial (the “Study”) with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company paid a reservation fee of $1.7 million upon execution of the Start-Up Agreement (the “Agreement”) for the Study. The Company recognized the reservation fee as prepaid asset on its balance sheet at December 31, 2022. In September 2023, the Clinical Trial Agreement (“CTA”) was executed by the Company and hVIVO, which superseded the Agreement, including the terms attributable to the reservation fee. Under the terms of the CTA, total budget of the Study was approximately $6.8 million, which consisted of the reservation fee of $1.7 million and additional milestone payments totaling approximately $5.1 million. The reduction of the reservation fee and the milestone payments will become due during the length of the CTA as milestones are realized.

During the year ended December 31, 2024 and 2023, upon achievement of certain milestones, the reservation fee was reduced by approximately $1.28 million and $0.4 million, respectively, which was recognized as expense during the year then ended. As a result, there was no balance of the reservation fee included in prepaid expenses as of December 31, 2024. Pursuant to the CTA, additional milestones payments became due during the year ended December 31, 2024 and 2023, resulting in the recognition during the year of aggregate expenses of $2.2 million and $3.05 million, respectively. As of December 31, 2024, $0.5 million was due on the CTA which is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

9. Income Taxes

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

Significant components of the Company’s deferred income taxes at December 31, 2024 and 2023 are shown below (table in thousands):

	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$23,672	$22,005
Compensation	666	583
Research and development tax credits	3,543	3,196
Capitalized and Research Expenditures	6,935	5,288
Other	789	848
Total deferred tax assets	35,605	31,920

Deferred tax liabilities:
Property and equipment	(16)	(29)
Other	(371)	(410)
Total deferred tax liabilities	(387)	(439)

Total deferred taxes, net	35,218	31,481
Valuation allowance	(35,218)	(31,481)

Deferred tax liability, net	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2024, the Company has federal and state net operating losses (“NOL”) carryforwards of approximately $110.4 million and $7.8 million, respectively. The federal and Florida NOL generated after 2017 of $48.8 million and $7.8 million, respectively, will carryforward indefinitely. The federal NOL carryforwards begin to expire in 2026.

At December 31, 2024, the Company had federal research credit carryforwards of approximately $3.5 million that expire in 2028.

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

A reconciliation of the federal statutory income tax rate to the Company’s effective income tax rate is as follows:

	2024	2023

Statutory federal income tax rate	21.0%	21.0%
Research credits	1.9%	2.8%
Change in valuation allowance	(20.1)%	(21.9)%
Equity compensation	(0.3)%	(0.4)%
Foreign rate differential	1.3%	0.6%
Other tax, credit and adjustments	(3.8)%	(2.1)%
Effective income tax rate	0.0%	0.0%

10. Lease Commitments

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on September 30, 2027 and January 31, 2031, respectively. For operating leases, the weighted average discount rate is 6.4% and the weighted average remaining lease term is 5.2 years.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (tables in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statements of operations)	$393	$233

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$265	$233
Weighted average remaining lease term – operating leases (in years)	5.2	0.8
Average discount rate – operating leases	6.4%	6.2%

The supplemental balance sheet information related to leases for the period is as follows (tables in thousands):

	At December 31, 2024	At December 31, 2023
Operating leases
Long-term right-of-use assets of which $152 and $42 relates to related party, respectively, net of accumulated amortization of $1,270 and $950, respectively	$1,694	$1,851

Short-term operating lease liabilities, of which $49 and $42 relates to related party, respectively	301	240
Long-term operating lease liabilities, of which $104 and $0 relates to related party, respectively	1,505	1,613
Total operating lease liabilities	$1,806	$1,853

Year ending December 31,	(in thousands)
2025	407
2026	419
2027	415
2028	376
2029	249
2030 and thereafter	264
Total minimum operating lease payments	$2,130
Less: present value discount	(324)
Total operating lease liabilities	$1,806

In April 2023, the Company renewed its lease for the unit 100 at the Bothel, Washington facility (“Bothel 100”) for an 84-month (7 years) term, starting February 1, 2024, and ending on January 31, 2031. The Company classified the amended lease as an operating lease pursuant to the provisions of ASC 842 and calculated the discounted value of the total lease payments to be approximately $1,224,000 using a discount rate of 6%. This amount was recognized as the lease liability and right-of use asset at the renewal date of the lease. As the renewal occurred in 2023, the Company deemed it appropriate to recognize both the right-of-use asset and lease liability for the extension term in 2023, with no amortization of the asset until the commencement of the extension term in February 2024.

In September 2023, following the renewal of the Bothell 100 facility lease, the Company amended the agreement to expand the premises to include Suite 200 (“Bothell 200 facility”). The lease for the Bothell 200 facility has a 60-month (5-year) term, running from February 1, 2024, through January 31, 2029. The Company classified the lease as an operating lease and calculated the discounted value of the total lease payments to be approximately $571,000, using a 6% discount rate. This amount was recognized as the lease liability and right-of-use asset at the lease commencement date. As the lease for the Bothell 200 facility is tied to an existing lease and was executed in 2023, the Company deemed it appropriate to recognize both the right-of-use asset and lease liability in 2023, with no amortization of the asset until the lease term begins in February 2024.

In August 2024, the Company renewed its lease for the Miami, Florida location for a 36-month term, starting from October 1, 2024, and ending on September 30, 2027, with an optional two-year extension. At the time of renewal, the Company classified the lease as an operating lease pursuant to the provisions of ASC 842 and calculated the discounted value of the total lease payments to be approximately $163,000, using a discount rate of 10.75%, and recognized this amount as the lease liability and right-of-use asset at renewal date.

The lessor of the Miami, Florida lease is a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. See Note 12.

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility is calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2024 and 2023, approximately $174,000 and $98,000 of CAM charges for the Bothell, Washington lease was included in operating expenses in the consolidated statements of operations, respectively.

For the twelve months ended December 31, 2024 and 2023, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $393,000 and $233,000, respectively, of which $62,000 for each period was to a related party.

11. Commitments and Contingencies

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

12. Transactions with Related Parties

On August 14, 2024, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. On an annualized basis, straight-line rent expense is approximately $64,000 including fixed and estimable fees and taxes. Upon the extension of the lease, the Company recognized a right-of-use asset of approximately $163,000. The discount rate used to measure the lease assets and liabilities for the extension was 10.75%.

The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $62,000 and $63,000 for the years ended December 31, 2024 and 2023 respectively.

13. Segment information

The Company operates and manages its business as one reportable and operating segment dedicated to the research and development Company’s novel orally administered antiviral influenza candidate. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

The Company’s CODM reviews financial information presented on a consolidated basis and decides how to allocate resources based on net income (loss).

Significant segment expenses include research and development, salaries, insurance, and stock-based compensation. Operating expenses include all remaining costs necessary to operate our business, which primarily include external professional services and other administrative expenses. The following table presents the significant segment expenses and other segment items regularly reviewed by our CODM (table in thousands):

	Year ended December 31,
	2024	2023
Revenue	$-	$-

Less:
Research and development	10,785	13,492
Salaries and personnel costs	2,900	2,840
Insurance	286	358
Stock-based compensation	643	801
Operating expenses	3,264	1,068
Other income	(374)	(575)
Net loss	$(17,504)	$(17,984)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) under the Exchange Act that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 23, 2024, the Company’s Board approved and adopted an amended Code of Ethics, Insider Trading Policy and Clawback Policy. The amendments to the Code of Ethics were primarily administrative and technical in nature, with the principal exception being the separation of the Insider Trading Policy into a separate, new policy for such purpose. The foregoing description does not purport to be complete and is qualified in its entirety by the full text of each such of policy, copies of which are incorporated by reference as Exhibits 14.1, 19.1 and 97 to this Report.

During the three-month period ended December 31, 2024, no officer or director has adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following is a list of our directors and executive officers.

Name	Age	Position
Sam Lee	65	Co-Chief Executive Officer, President
James Martin	58	Co-Chief Executive Officer, Chief Financial Officer
Roger Kornberg	77	Chairman and Director
Phillip Frost	88	Director
Fred Hassan	79	Director
Anthony Japour	65	Director
Richard C. Pfenniger, Jr.	69	Director
Steven Rubin	64	Director

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

James J. Martin, Co-Chief Executive Officer, Chief Financial Officer

Mr. Martin has served as our Chief Financial Officer since June 1, 2017 and as our Co-Chief Executive Officer since May 2021. Prior to that, from February 23, 2017 through May 30, 2017, Mr. Martin served as our Interim Chief Financial Officer. Mr. Martin has also served as Chief Financial Officer of Non-Invasive Monitoring Systems, Inc. (OTC:NIMU) since January 2011. From November 2020 through December 22, 2021, Mr. Martin served on the board of directors and as chair of the audit committee of Big Cypress Acquisition Corp (Nasdaq: BCYPU), a biotechnology focused special purpose acquisition corporation. From February 2017 to November 2020, Mr. Martin served as Chief Financial Officer of Motus GI Holdings, Inc. (Nasdaq:MOTS), a medical device company. From September 2014 to November 2020, Mr. Martin served as Chief Financial Officer of VBI Vaccines Inc. (formerly SciVac Therapeutics, Inc.) (Nasdaq:VBIV), a pharmaceutical development and manufacturing company. Mr. Martin also served as a director of SAB Biotherapeutics, Inc. from November 2020 to October 22, 2021.

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

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and formerly a director of Cocrystal Discovery, Inc., our subsidiary, from 2008 to 2014. He has served as CEO and Chairman of OPKO Health, Inc. (Nasdaq:OPK) (“OPKO”), a multi-national pharmaceutical and diagnostics company since March 2007. He has served as a member of the Board of Trustees of the University of Miami since 1983 and was Chairman from 2001 to 2004. He is on the Advisory Board of the Shanghai Institute for Advanced Immunochemical Studies in China, a member of The Florida Council of 100 and is a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. He serves as Chairman of Temple Emanu-El, Governor of Tel Aviv University and is a member of the Executive Committee of The Phillip and Patricia Frost Museum of Science. Dr. Frost served as a director of Ladenburg Thalmann Financial Services Inc. from 2004 to 2006 and as Chairman from July 2006 until September 2018. He previously served as an Expert Member of the Scientific Advisory Council of the Skolkovo Foundation in Russia. Dr. Frost previously served as Vice Chairman of Cogint, Inc., now known as Fluent, Inc. (Nasdaq:FLNT), and as a director for Castle Brands Inc. (NYSE American:ROX). He served as Vice-Chair of TEVA and then Chair from 2006 – 2012 after its purchase of IVAX Pharmaceuticals which Dr. Frost founded and where he served as Chairman and CEO.

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

Fred Hassan, Director

Mr. Hassan has been a director of Cocrystal since April 2023. Mr. Hassan joined Warburg Pincus LLC, a global private equity firm, in 2010 and currently serves as an advisor with the title of Director. Previously, Mr. Hassan served as Chairman and Chief Executive Officer of Schering-Plough from 2003 to 2009. Before assuming these roles, from 2001 to 2003, Mr. Hassan was Chairman and Chief Executive Officer of Pharmacia Corporation, a company formed as a result of the merger of Monsanto Company and Pharmacia & Upjohn, Inc. He joined Pharmacia & Upjohn, Inc. as Chief Executive Officer in 1997. Mr. Hassan previously held leadership positions with Wyeth serving as Executive Vice President, and was a member of the board from 1995 to 1997. Earlier in his career, he spent a significant tenure with Sandoz Pharmaceuticals and headed the company’s U.S. pharmaceuticals business. Mr. Hassan has been a director of EyePoint Pharmaceuticals since September 2024, Precigen Inc. (Nasdaq: PGEN) since June 2016, BridgeBio Pharma, Inc. (Nasdaq: BBIO) since August 2021 and was a director of Prometheus Biosciences, Inc. (Nasdaq: RXDX) from May 2021 to June 2023. Mr. Hassan served as a director of Time Warner Inc. from October 2009 to June 2018 and a director of Amgen, Inc. (Nasdaq: AMGN) from July 2015 to May 2021. In the course of his career, he has held numerous other directorships, including those at Avon Products, Inc. from 1999 to 2013, Bausch & Lomb from 2010 until its acquisition by Valeant Pharmaceuticals International, Inc. (NYSE: VRX) (“Valeant”) in 2013, and Valeant from 2013 to 2014. Mr. Hassan has chaired notable pharmaceutical industry organizations including The Pharmaceutical Research and Manufacturers of America (PhRMA) and The International Federation of Pharmaceutical Manufacturers Associations (IFPMA). Mr. Hassan received a B.S. degree in chemical engineering from the Imperial College of Science and Technology at the University of London and an M.B.A. from Harvard Business School.

Mr. Hassan’s qualifications to serve on our Board include his strong leadership and management experience with global pharmaceutical companies, including significant knowledge of strategy, operations, government relations, regulatory, finance and investments, and mergers and acquisitions, as well as his experience as a director on companies in our industry and larger companies.

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

Richard C. Pfenniger, Jr., Director

Mr. Pfenniger has been a director of Cocrystal since May 27, 2021. Mr. Pfenniger is a private investor. During his career, Mr. Pfenniger has served as an executive officer of several companies, including as Chief Executive Officer and President of Continucare Corporation, a provider of primary care physician and practice management services, form 2003 until 2011, where he also served as Chairman of the Board of Directors of Continucare Corporation from 2002 to 2011. Previously, Mr. Pfenniger served as the Chief Executive Officer and Vice Chairman of Whitman Education Group, Inc. from 1997 through June 2003. Prior to joining Whitman, he served as the Chief Operating Officer of IVAX from 1994 to 1997, and, from 1989 to 1994, he served as the Senior Vice President-Legal Affairs and General Counsel of IVAX Corporation. Prior thereto he was engaged in the private practice of law. Mr. Pfenniger has been a director of OPKO Health, Inc. since January 2008, a multi-national pharmaceutical and diagnostics company. Since April 2022, Mr. Pfenniger has served as a director of GeneDX Holdings Corp. (Nasdaq:WGS), a medical diagnostics company. Since October 2022, Mr. Pfenniger has served as a director of Fluent, Inc. (Nasdaq: FLNT), a data driven marketing performance company. Mr. Pfenniger served as a director of GP Strategies Corp (NYSE:GPX) from 2005 to 2021, as a director of BioCardia, Inc. (Nasdaq:BCDA) from 2016 to January 2020, and as a director of Asensus Surgical, Inc. (NYSE American:ASXC), a medical device company, from 2005 to 2024.

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

Steven D. Rubin, Director

Mr. Rubin has been a director of Cocrystal since January 2, 2014 and a director of Cocrystal Discovery since 2008. Mr. Rubin has served as Executive Vice President – Administration of OPKO Health, Inc. (Nasdaq:OPK) since May 2007 and as a director of the OPKO since February 2007. Mr. Rubin currently serves on the board of directors of Red Violet, Inc. (Nasdaq:RDVT), a software and services company, Eloxx Pharmaceuticals, Inc. (OTC :ELOX), a clinical stage biopharmaceutical company engaged in the science of ribosome modulation, and ChromaDex Corp. (Nasdaq:CDXC), a science-based, integrated nutraceutical company devoted to improving the way people age. Mr. Rubin previously served as a director of Neovasc, Inc. (NASDAQ:NVCN), a company that developed and marketed medical specialty vascular devices, and Non-Invasive Monitoring Systems, Inc. (OTC :NIMU), a medical device company.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2024.

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

Clawback Policy

The Company has implemented a clawback policy in accordance with the rules of The Nasdaq Stock Market, LLC, to recoup “excess” incentive compensation, if any, earned by current and former executive officers during a three year look back period in the event of a financial restatement due to material noncompliance with any financial reporting requirement under the securities laws (with no fault required).

Item 11. Executive Compensation.

The following information is related to the compensation paid to, earned by or accrued with respect to (i) each Co-Chief Executive Officer (principal executive officer) during the fiscal year ended December 31, 2024, (ii) the two most highly compensated executive officers other than the Co-Chief Executive Officers whose total compensation exceeded $100,000, and (iii) up to two additional individuals who would qualify under (ii) above but for the fact that such individuals were not serving as executive officers of the Company as of December 31, 2024. We refer to these persons as the “Named Executive Officers.”

2024 Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

James Martin	2024	410,459	200,000	70,400					680,859
Co-Chief Executive Officer and Chief Financial Officer	2023	394,821	165,000		67,380				627,201

Sam Lee	2024	410,459	200,000	70,400					680,859
Co-Chief Executive Officer and President	2023	394,821	165,000		67,380				627,201

(1)	Represents cash bonuses paid or accrued during the fiscal year covered.

(2)	Represents RSUs. Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 7 of the Company’s audited financial statements for the year ended December 31, 2024, included in this Report.

(3)	Represents options to purchase common stock. Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 7 of the Company’s audited financial statements for the year ended December 31, 2024, included in this Report.

Named Executive Officers’ Employment Agreements

James Martin. The Company entered into a letter agreement with Mr. Martin effective June 1, 2017. Following a base salary increase in June 1, 2024, Mr. Martin received an annual base salary of $416,000, which is subject to annual review. Effective January 1, 2025, his base annual salary was reduced to $250,000. In addition to the base salary, Mr. Martin is eligible to receive a discretionary bonus, to the extent approved by the Board.

Sam Lee. The Company has entered into an employment agreement with Sam Lee, the Company’s President effective January 2, 2014. Pursuant to the terms of his employment agreement, Dr. Lee’s employment is on an at-will basis and may be terminated by either party. Dr. Lee received an annual base salary of $416,000, following a base salary increase in June 1, 2024. Effective January 1, 2025, his base annual salary was reduced to $250,000. In addition to the base salary, Mr. Lee is eligible to receive a discretionary bonus, to the extent approved by the Board.

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

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to unvested stock awards and unexercisable and unexercised options for each Named Executive Officer outstanding as of December 31, 2024:

Outstanding Equity Awards At Fiscal Year-End

Name	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested ($)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

James Martin					12,500	-		33.36	9/20/2028
					12,500	-		15.96	6/22/2030
					20,834	-		13.32	7/16/2031
					21,875	3,126	(1)	5.04	7/25/2032
					18,750	11,250	(2)	2.67	7/18/2033
	20,000	(3)	$40,400	(4)

Sam Lee					8,334	-		33.36	9/20/2028
					8,334	-		15.96	6/22/2030
					4,167	-		15.60	11/24/2030
					20,834	-		13.32	7/16/2031
					21,875	3,126	(1)	5.04	7/25/2032
					18,750	11,250	(2)	2.67	7/18/2033
	20,000	(3)	$40,400	(4)

(1)	Represents 10-year incentive stock options vesting in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2023, subject to continued employment on each applicable vesting date.

(2)	Represents 10-year incentive stock options vesting as follows: one-half vested on July 18, 2024 and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2024, subject to continued employment on each applicable vesting date.

(3)	Represents RSUs vesting in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2025, subject to continued employment on each applicable vesting date. Does not include 20,000 RSUs which vested in 2024.

(4)	Represents the market value of the RSUs referred to above, calculated based on $2.02, the closing price of the Company’s common stock as of December 31, 2024.

DIRECTOR COMPENSATION

Compensation of Directors

In the year ended December 31, 2024, non-employee directors were compensated for as follows:

Name*	Fees Earned or Paid in Cash ($)1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)

Phillip Frost	44,770	47,696	-		92,466
Fred Hassan	36,300	14,198			50,498
Anthony Japour	54,450	26,266	-		80,716,
Roger Kornberg	60,500	49,472	100,000	(3)	209,972
Steven Rubin	82,280	33,364	-		115,644
Richard C. Pfenniger, Jr.	36,300	14,198	-		50,498

(1) Represents cash fees paid, accrued or earned for serving as directors and in Board committee roles.

(2) Represents RSUs. Amounts reported represent the aggregate grant date fair value of awards granted without regard to forfeitures granted to the independent directors during 2024, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the directors.

(3) Represents $100,000 compensation paid to Dr. Kornberg for serving as chairman of the Company’s Scientific Advisory Board.

The table below sets forth the unvested RSUs and unexercised stock options held by each of our non-employee directors outstanding as of December 31, 2024.

Name	Aggregate Number of Unvested Stock Awards Outstanding at December 31, 2024	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2023

Phillip Frost	27,100	52,391
Fred Hassan	8,067	7,333
Anthony Japour	14,924	36,737
Roger Kornberg	28,109	69,835
Steven Rubin	18,957	51,374
Richard C. Pfenniger, Jr.	8,067	18,167

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

The principal risks other than liquidity relate to the results of our research and development activities. Our Co-Chief Executive Officer, Dr. Sam Lee, is actively involved in monitoring our research and development activities and our clinical trial program.

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

Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Named Executive Officers:
James Martin (2)	107,029	1.04%
Sam Lee (3)	138,650	1.35%
Phillip Frost (4)	1,376,237	13.45%
Fred Hassan (5)	1,023,845	9.98%
Anthony Japour (6)	37,567	*
Roger Kornberg (7)	111,584	1.09%
Richard Pfenniger (8)	21,949	*
Steven Rubin (9)	54,385	*
All directors and executive officers as a group (8 persons) (10):	2,871,247	28.14%

5% Holders:
Raymond Schinazi (11)	638,322	6.27%
Sue Wilcox (12)	564,952	5.55%

* Less than 1%.

(1)	Applicable percentages are based on 10,173,790 shares of common stock outstanding as of March 31, 2025, which is the record date for the Annual Meeting. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Martin is a Named Executive Officer. Includes 86,460 vested stock options and 20,000 shares underlying vested RSUs. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(3)	Dr. Lee is a Named Executive Officer. Includes 82,295 vested stock options and 20,000 shares underlying vested RSUs.

(4)	Dr. Frost is a director. Includes (i) 1,319,838 shares of common stock held by Frost Gamma Investments Trust, (ii) 42,849 vested stock options and (ii) 13,550 shares underlying vested RSUs. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole stockholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137. Information is based on a Schedule 13D/A filed by Dr. Frost and Frost Gamma Investments Trust on April 14, 2023.

(5)	Mr. Hassan is a director. Includes 4,583 vested stock options and 4,033 shares underlying vested RSUs. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(6)	Dr. Japour is a director. Includes 30,105 vested stock options and 7,462 shares underlying vested RSUs. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(7)	Dr. Kornberg is a director. Includes (i) 39,769 shares of common stock held by a trust of which Dr. Kornberg is the trustee, (ii) 57,761 vested stock options and (iii) 14,054 shares underlying vested RSUs .

(8)	Mr. Pfenniger is a director. Includes 14,583 vested stock options and 4,033 shares underlying vested RSUs. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(9)	Mr. Rubin is a director. Includes 42,952 vested stock options and 9,478 shares underlying vested RSUs. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(10)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including Named Executive Officers and those who are not Named Executive Officers under the SEC’s disclosure rules.

(11)	Dr. Schinazi is our former Chairman. Address is 1860 Montreal Road, Tucker, GA 30084. Includes 1,259 vested stock options.

(12)	Mrs. Wilcox is the wife of Gary Wilcox, the Company’s former Chief Executive Officer’s wife. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

Equity Compensation Plan Information

The following chart reflects the number of securities granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2024.

Name Of Plan	Number of securities to be issued upon exercise of outstanding options and stock awards (1)	Weighted average exercise price of outstanding options and stock awards ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (1)
Equity compensation plans approved by security holders	806,654	10.57	26,679
Equity compensation plans not approved by security holders	-	-	-
Total	806,654		26,679

Item 13. Certain Relationships and Related Transactions and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Other than as disclosed below and the compensation arrangements described in this Amendment under “Executive Compensation,” there have been no transactions since January 1, 2023, involving the Company, in which the amount exceeded $120,000, and in which any of our directors, executive officers, beneficial owners of 5% or more of our common stock or certain other related persons had a direct or indirect material interest, and there are no such currently proposed transactions.

On August 14, 2024, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $62,000 and $63,000 for the years ended December 31, 2024 and 2023, respectively.

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

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” for disclosure regarding director independence.

Item 14. Principal Accountant Fees and Services.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm (the “Principal Accountant”), as well as the fees charged for such services. In its review of non-audit service and its appointment of our independent registered public accounting firm, the Audit Committee considers and considered whether the provision of such services was compatible with maintaining independence. All of the services provided and fees charged by our Principal Accountant in 2024 and 2023 were approved by the Audit Committee in accordance with its pre-approval policy.

Principal Accountant Fees and Services

The following table shows the fees billed by our Principal Accountant for the years ended December 31, 2024 and 2023.

	2024 ($)	2023 ($)
Audit Fees (1)	126,000	130,000
Audit-Related Fees (2)	-	-
Total	126,000	130,000

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the assessment of our internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: See Part II, Item 8 of this report.
(2)	Exhibits: See Index to Exhibits below.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

3.1	Certificate of Incorporation, as amended	10-Q	11/13/24	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
10.1	2015 Equity Incentive Plan*	DEF 14A	6/1/15	Annex A
10.1(a)	Amendment to 2015 Equity Incentive Plan*	DEF 14A	4/30/19	Annex A
10.1(b)	Amendment to 2015 Equity Incentive Plan*	DEF14A	4/26/2021	Annex B
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.4	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.5	Form of Underwriter’s Warrant	8-K	5/2/18	4.1
10.14	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
10.15	Underwriting Agreement, dated as of May 4, 2021 by and between Cocrystal Pharma, Inc. and H.C. Wainwright & Co., LLC**	8-K	5/5/21	1.1
10.16	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1
10.17	Securities Purchase Agreement dated April 1, 2023	8-K	4/10/23	10.1
14.1	Code of Ethics	10-K	3/28/24	14.1
19.1	Insider Trading Policy	10-K	3/28/24	19.1

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	(906)+				Furnished
97	Clawback policy	10-K	3/28/24	97
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed

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

COCRYSTAL PHARMA, INC.

March 31, 2025	By:	/s/ James Martin
James Martin
Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Roger Kornberg	Chairman	March 31, 2025
Roger Kornberg

/s/ Phillip Frost	Director	March 31, 2025
Phillip Frost

/s/ Fred Hassan	Director	March 31, 2025
Fred Hassan

/s/ Anthony Japour	Director	March 31, 2025
Anthony Japour

/s/ Richard Pfenniger	Director	March 31, 2025
Richard Pfenniger

/s/ Steven Rubin	Director	March 31, 2025
Steven Rubin

/s/ James Martin	Chief Financial Officer and Co-Chief Executive Officer	March 31, 2025
James Martin	(Principal Financial, Accounting and Executive Officer)

/s/ Sam Lee	President and Co-Chief Executive Officer	March 31, 2025
Sam Lee	(Principal Executive Officer)

