Form 10-Q
period 2025-03-31
Cocrystal Pharma, Inc.
filed 2025-05-15
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 15, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,173,790.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$6,921	$9,860
Restricted cash	75	75
Tax credit receivable	1,445	1,215
Prepaid expenses and other current assets	385	430
Total current assets	8,826	11,580
Property and equipment, net	127	153
Deposits	86	29
Operating lease right-of-use assets, net (including $140 and $152 to related party)	1,620	1,694
Total assets	$10,659	$13,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,622	$2,127
Current maturities of operating lease liabilities (including $51 and $49 to related party)	309	301
Total current liabilities	1,931	2,428
Long-term liabilities:

Operating lease liabilities (including $90 and $104 to related party)	1,424	1,505
Total long-term liabilities	1,424	1,505
Total liabilities	3,355	3,933

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 a par value: 100,000 shares authorized as of March 31, 2025 and December 31, 2024; 10,174 shares issued and outstanding as of March 31, 2025 and December 31, 2024	10	10
Additional paid-in capital	343,013	342,931
Accumulated deficit	(335,719)	(333,418)
Total stockholders’ equity	7,304	9,523
Total liabilities and stockholders’ equity	$10,659	$13,456

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2025	2024
Operating expenses:
Research and development	1,360	2,950
General and administrative	981	1,208
Total operating expenses	2,341	4,158

Loss from operations	(2,341)	(4,158)
Other income (expense):
Interest income (expense), net	37	220
Foreign exchange gain (loss), net	3	(18)
Total other income (expense), net	40	202
Net loss	$(2,301)	$(3,956)
Net loss per common share, basic and diluted	$(0.23)	$(0.39)

Weighted average number of common shares, basic and diluted	10,174	10,174

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2025 and 2024

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523
Stock-based compensation	-	-	82		82
Net loss	-	-	-	(2,301)	(2,301)
Balance as of March 31, 2025	10,174	$10	$343,013	$(335,719)	$7,304

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	157	-	157
Net loss	-	-	-	(3,956)	(3,956)
Balance as of March 31, 2024	10,174	$10	$342,445	$(319,870)	$22,585

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2025	2024
Operating activities:
Net loss	$(2,301)	$(3,956)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	25	35
Stock-based compensation	82	157

Changes in operating assets and liabilities:
Prepaid expenses and other current assets	45	201
Tax credit receivable	(229)	(113)
Deposits	(57)	-
Decrease right of use assets	74	87
Accounts payable and accrued expenses	(505)	(883)
Decrease operating lease liabilities	(73)	(31)

Net cash used in operating activities	(2,939)	(4,503)

Investing activities:
Purchases of property and equipment	-	(8)
Net cash used in investing activities	-	(8)

Net decrease in cash and restricted cash	(2,939)	(4,511)
Cash and restricted cash at beginning of period	9,935	26,428
Cash and restricted cash at end of period	$6,996	$21,917

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

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

Liquidity and going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2025, the Company recorded a net loss of approximately $2,301,000 and used approximately $2,939,000 of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 31, 2025, the Company had cash and restricted cash of approximately $6,996,000. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2025, the Company has primarily funded its operations through equity offerings.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2024 filed on March 31, 2025 (“Annual Report”).

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

Segments

The Company’s Co-Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Cocrystal Pharma, Inc. The measure of segment assets is reported on the consolidated balance sheets as total assets (see Note 9).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2025 and December 31, 2024, our primary operating accounts held approximately $6,921,000 and $9,860,000, respectively, and our collateral account balance was $75,000 during both periods and held at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

See Item 1A- Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information on the risks and uncertainties we face.

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

At March 31, 2025 and December 31, 2024, the carrying amounts of financial assets and liabilities, such as cash, tax receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. As of December 31, 2024, balance of Refundable Tax Credits was approximately $1,123,843. The Company estimated and accrued Refundable Tax Credits for the three months ended March 31, 2025 of approximately $278,303, resulting in a total balance of Refundable Tax Credits receivable of approximately $1,402,146 as of the period then ended.

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

As of March 31, 2025, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2025 and therefore recorded no amount for income tax expense for the three months ended March 31, 2025. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

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

Net Income (Loss) per Share

The Company accounts for and discloses net income (loss) per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options and restricted stock units.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2025	2024
Outstanding options to purchase common stock	549	558
Unvested restricted stock units	155	-
Total	704	558

Recent Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses which includes amendments that require disclosure in the notes to financial statements of specified information about certain costs and expenses, including purchases of inventory; employee compensation; and depreciation, amortization and depletion expenses for each caption on the income statement where such expenses are included. The amendments are effective for the Company’s annual periods beginning January 1, 2027, with early adoption permitted, and should be applied either prospectively or retrospectively. The Company is in the process of evaluating this ASU to determine its impact on the Company’s disclosures.

Other authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2025, and December 31, 2024, property and equipment consists of (table in thousands):

	March 31, 2025	December 31, 2024
Lab equipment (excluding equipment under finance leases)	$1,765	$1,765
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,082	2,082
Less: accumulated depreciation and amortization	(1,955)	(1,929)
Property and equipment, net	$127	$153

Total depreciation and amortization expense were approximately $25,000 and $35,000 for the three months ended March 31, 2025 and 2024, For additional finance leases information, refer to Note 7 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2025	December 31, 2024
Accounts payable	$808	$1,542
Accrued compensation	100	117
Accrued other expenses	714	468
Total accounts payable and accrued expenses	$1,622	$2,127

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

As of March 31, 2025, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 10,174,000 and 10,174,000 shares issued and outstanding as of March 31, 2025, and December 31, 2024.

The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of March 31, 2025, 37,000 shares remain available for future grants under the 2015 Plan. The 2015 Plan expires on June 29, 2025.

On April 2, 2025, our board of directors approved an Equity Incentive Plan (the “2025 Plan”) that remains subject to shareholder approval and ratification. The 2025 Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2025 Plan to our employees, directors and independent contractors.  the aggregate number of shares of Common Stock which shall be available for grants or payments of Awards under the 2025 Plan during its term shall initially be 1,500,000 (the “Total Plan Shares”). The Total Plan Shares will automatically increase on January 1st of each year, for a period of nine years commencing on January 1, 2026, in an amount equal to 5% of the total number of shares of Common Stock outstanding as of December 31 of the preceding calendar year on a fully diluted basis.

The 2025 Plan also provides that, notwithstanding the annual increase provision, in no event will the increase in Total Plan Shares available under the 2025 Plan pursuant to the increase provision exceed 2,500,000 additional shares (or a total of up to 4,000,000 Total Plan Shares), subject to adjustment as provided under the 2025 Plan. The 2025 Plan is effective as of March 31, 2025; however, the 2025 Plan is subject to approval of our stockholders which the Company is seeking at its annual meeting of stockholders scheduled for June 25, 2025.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of March 31, 2025:

Shares Available for Grant
Balance at December 31, 2024	27
Cancelled or forfeited	10
Balance at March 31, 2025	$37

Stock Options

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the three months ended March 31, 2025 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2024	550	$10.37	$-
Exercised	-	-	-
Granted	-	-	-
Cancelled	(1)	-	-
Balance at March 31, 2025	549	$10.39	$-

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

	Total Restricted Stock Units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2024	164	$1.76	$-
Granted	-	-	-
Forfeited	(9)	-	-
Vested	-	-	-
Unvested and expected to vest at March 31, 2025	155	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2025 and 2024, equity-based compensation expense recorded was approximately $82,000 and $157,000, respectively.

As of March 31, 2025, there was approximately $181,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of .65 years. For options granted and outstanding, there were 548,855 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $ 0.00, a weighted average exercise price of $ 10.39 and weighted average remaining contractual term of 6.86 years at March 31, 2025. For vested and exercisable options, outstanding shares totaled 475,480, with an aggregate intrinsic value of $ 0.00. These options had a weighted average exercise price of $ 11.53 per share and a weighted-average remaining contractual term of 6.66 years at March 31, 2025.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2025 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2025 of $1.42 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

7. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 8 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on September 30, 2027 and January 31, 2031, respectively. For operating leases, the weighted average discount rate is 6.4% and the weighted average remaining lease term is 5.0 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2025 (table in thousands):

2025 (excluding the three months ended March 31, 2025)	$306
2026	419
2027	415
2028	376
2029	249
2030 and thereafter	264
Total operating lease payments	2,029
Less: present value discount	(296)
Total operating lease liabilities	$1,733

As of March 31, 2025, the total operating lease liability of $309 is classified as a current operating lease liability.

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

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2025 and 2024, approximately $39,000 and $55,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The lessor of the Miami, Florida lease is a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company.

For the three months ended March 31, 2025 and 2024, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $103,000 and $ 87,000, respectively, of which $16,000 and $16,000 for each period was to a related party.

Phase 2a Clinical Trial

On August 3, 2022 the Company engaged hVIVO, a subsidiary of London-based Open Orphan plc (AIM: ORPH), a rapidly growing specialist contract research organization (“CRO”), to conduct a Phase 2a clinical trial with the Company’s novel, broad-spectrum, orally administered antiviral influenza candidate. The Company prepaid a reservation fee of $1.7 million upon execution of the agreement and the reservation fee been fully expensed as of December 31, 2024, leaving no balance in prepaid and other expenses as of the prior year then ended.

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

8. Transactions with Related Parties

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

The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $16,000 and for the three months ended March 31, 2025 and 2024 respectively.

9. Segment Information

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

	Three months ended March 31,
	2025	2024
Revenue	$-	$-

Less:
Research and development	1,027	2,509
Salaries and personnel costs	544	656
Insurance	62	77
Stock-based compensation	82	157
Operating expenses	625	759
Other income	(39)	(202)
Net loss	$2,301	$3,956

10. Subsequent Events

On April 2, 2025, our board of directors approved an Equity Incentive Plan (the “2025 Plan) that remains subject to shareholder approval and ratification. The 2025 Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2025 Plan to our employees, directors and independent contractors.  the aggregate number of shares of Common Stock which shall be available for grants or payments of Awards under the 2025 Plan during its term shall initially be 1,500,000 (the “Total Plan Shares”). The Total Plan Shares will automatically increase on January 1st of each year, for a period of nine years commencing on January 1, 2026, in an amount equal to 5% of the total number of shares of Common Stock outstanding as of December 31 of the preceding calendar year on a fully diluted basis. The 2025 Plan also provides that, notwithstanding the annual increase provision, in no event will the increase in Total Plan Shares available under the 2025 Plan pursuant to the increase provision exceed 2,500,000 additional shares (or a total of up to 4,000,000 Total Plan Shares), subject to adjustment as provided under the 2025 Plan. The 2025 Plan is effective as of March 31, 2025; however, the 2025 Plan is subject to approval of our stockholders which the Company is seeking at its annual meeting of stockholders schedule for June 25, 2025. The prior 2015 Plan expires on June 29, 2025. See Note 6.

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

Impact of Inflation

The Company believes that inflation has not had a material effect on its operations to date, other than the impact of inflation on the general economy. However, there is a risk that the Company’s operating costs could become subject to inflationary pressures in the future particularly based upon United States tariff policy, which could have a material effect on increasing the Company’s operating costs, and which would put additional stress on the Company’s working capital resources.

Research and Development Update

During the three months ended March 31, 2025 and more recently the Company continued to focus its research and development efforts primarily in three areas of norovirus, coronavirus and influenza.

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

In addition to the oral candidate of CC-42344, inhaled CC-42344 is being developed for the potential prophylactic treatment of pandemic and seasonal influenza infections. Dry powder inhalation development and toxicology studies have been evaluated.

We received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This randomized, double-blind, placebo-controlled study is designed to evaluate the safety, tolerability, viral and clinical measurements of healthy subjects infected with the influenza A virus dosed with oral CC-42344 treatment. In May 2024 we announced the completion of enrollment of 78 subjects.

In December 2024, the Company announced plans to extend enrollment for the oral CDI-42344 Phase 2a study due to an unexpectedly low influenza infection among study participants. Specifically, management determined that an extension of the study is necessary due to low infectivity rate of the challenge influenza strain used in this study, as the establishment of robust influenza infection in healthy, uninfected study subjects is critical to determine clinical endpoints for evaluating antiviral molecule, and the low infectivity obtained in this study hindered antiviral data analysis. The Company is currently in continuing discussions with the clinical research organization to address this study and determine a course forward with respect thereto, including potentially preparing a protocol amendment or a resubmission for approval by the MHRA in order to seek enrollment of additional healthy subjects infected with the influenza A virus to ensure necessary infection rates to secure sufficient data for analysis. CC-42344 has demonstrated favorable safety and tolerability profile from the Phase 2a study to date, with no SAEs and no drug-related discontinuations by study participants.

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

In September 2024 we initiated dosing of the first subjects in the multiple-ascending dose (MAD) portion of the Phase 1 study with CDI-988. In January 2025 we reported topline results from the MAD portion of the Phase 1 study showing that CDI-988 administered at 800 mg, the highest dose tested, for 10 consecutive days was safe and well tolerated. We also announced an additional cohort for a higher dose of 1,200 mg and a shorter treatment duration of five consecutive days to further assess CDI-988’s safety, tolerability and pharmacokinetics. Results from the high-dose cohort are expected to be released in the first half of 2025.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic Avian Flu

Influenza is a severe respiratory illness, caused primarily by influenza A or B viruses. Influenza A viruses are the only influenza viruses known to cause influenza pandemics. Each year there are approximately 1 billion cases of seasonal influenza worldwide, with 3-5 million severe illnesses and up to 650,000 deaths, according to the World Health Organization (“WHO”). On average about 8% of the U.S. population contracts influenza each season, according to the Centers for Disease Control and Prevention (“CDC”). In addition to the health risk, influenza is responsible for approximately $10.4 billion in direct medical costs in the U.S. annually, according to the National Institutes of Health (“NIH”).

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

Norovirus: A worldwide public health problem responsible for close to 90% of the global epidemic, non-bacterial outbreaks of gastroenteritis with no effective treatment or vaccine

Norovirus is a very common and highly contagious virus that causes symptoms of acute gastroenteritis among people of all ages including nausea, vomiting, stomach pain and diarrhea as well as fatigue, fever and dehydration. Norovirus infection can be significantly more severe and prolonged in specific risk groups including infants, children, the elderly and people with immunodeficiency. In immunosuppressed patients, chronic norovirus infection can lead to a debilitating illness with extended periods of nausea, vomiting and diarrhea. Norovirus outbreaks occur most commonly in semi-closed communities and have become notorious for their occurrence in hospitals, nursing homes, childcare facilities, cruise ships, schools, disaster relief sites and military settings.

In the U.S. alone, noroviruses are the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages and responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and an estimated 900 deaths, according to the CDC. The NIH estimates the annual burden to the United States at $10.6 billion.

According to the CDC, noroviruses average 685 million cases of acute gastroenteritis worldwide. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world.

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

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains

COVID-19 is a global health concern responsible for more than 777 million reported cases globally, including more than 7 million deaths, as of March 2025, according to data reported by the WHO.

Coronaviruses (CoV) are a large family of RNA viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. The incubation period for SARS-CoV-2 is believed to be within 14 days after exposure, with most illness occurring within about five days after exposure. SARS-CoV-2, like other RNA viruses, is prone to mutate over time, resulting in the emergence of multiple variants. Adaptive mutations in the viral genome can alter the virus’s pathogenic potential. Even a single amino acid exchange can drastically affect a virus’s ability to evade the immune system and complicate the vaccine and antibody therapeutics development against the virus. Based on an epidemiological update by the WHO, five SARS-CoV-2 VOCs (variants of concern) have been identified since the beginning of the pandemic. Also, as demonstrated in the Delta, Omicron and other variants, some variations allow the virus to spread more easily and make it resistant to the treatments and vaccines.

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

CC-31244, an HCV NNI, is a potential best in class pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a Phase 1a/b study in Canada in September 2016, with favorable safety results in a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects. The Company completed a Phase 2a study in HCV genotype 1 subjects in the United States. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. The Company has completed the Phase 2a final study report as filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

The Company has been seeking a partner for further clinical development of CC-31244 since completing Phase 2a trials.

Results of Operations for the Three Months Ended March 31, 2025 compared to the Three Months Ended March 31, 2024

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended March 31, 2025, and 2024 were $1,360,000 and $2,950,000, respectively. The decrease of $1,590,000 was primarily due to a reduction in salary and related costs and our Influenza CC-42344 product candidate moving out of Phase 2a clinical trial and the finalizing of the Phase 1 clinical trial of norovirus and coronavirus candidate CDI-988.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2025, and 2024 were $981,000 and $1,208,000, respectively. The decrease of $227,000 was due to a reduction in insurance cost and other general and administrative expense.

Interest Income, Net

Interest income for the three months ended March 31, 2025 and 2024 was $37,000 and $220,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Other Income (Expense)

During the period ending March 31, 2024, the Company had 11,000 warrants accounted as liabilities that expired; no warrants remain outstanding at this time.

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange gain of $3,000 was recorded for the three months ended March 31, 2025 compared to a foreign exchange loss of $18,000 during the three months ended March 31, 2024.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2025 and 2024. The Company’s effective income tax rate was 0.00% for the three months ended March 31, 2025 and 2024. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three months ended March 31, 2025 was $2,301,000 compared with a net loss of $3,956,000 for the three months ended March 31, 2024, respectively, as a result of developments related to our expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $2,939,000 for the three months ended March 31, 2025 compared with net cash used in operating activities of $4,503,000 for the same period in 2024. This decrease was primarily due to decrease in period expenses related to our Influenza A Phase 2a clinical trial.

No cash was used for investing activities during the three months ended March 31, 2025 compared with $8,000 net cash used for the same period in 2024. For the three months ended March 31, 2025 the level of investments decreased compared with March 31, 2024 due to comparative reduction in purchases of laboratory equipment in 2025.

No cash was used for financing activities during the three months ended March 31, 2025 and for the same period in 2024 due to sufficient capital resulting in a lack of financing activity in the 2025 period.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $6,921,000 unrestricted cash on March 31, 2025. We expect that our reported cash balance is not be sufficient to support the Company’s working capital needs for the 12 months following the filing of this report, taking into account our intended research and development efforts in the remainder of 2025 and beyond.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. On May 24, 2023, the Company filed a prospectus supplement covering sales under the ATM Agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $7,250,000 from time to time through Wainwright. There were no sales under the ATM Agreement during the three months ended March 31, 2025.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs and progressing our programs in the clinical development process generally, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from the possibility of a recession, interest rate increases, and the economic impact of United States tariff policies geopolitical conflicts including inflation, the wars in Israel and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the progress and results of the studies for CC-42344 and CDI-988 including the delay of the Phase 2a study for CC-42344 which may require us to incur substantial additional costs, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials, the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, general risks arising from clinical trials, receipt of regulatory approvals and changes including based on initiatives and actions taken by the Trump Administration which could, among other things, result in delays in regulatory approvals or limit access to federal funding for our programs regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2024, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

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

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Cocrystal Pharma, Inc.

Dated: May 15, 2025	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2025	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

