Form 10-Q
period 2025-06-30
Cocrystal Pharma, Inc.
filed 2025-08-14
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 12, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 10,258,866.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$4,766	$9,860
Restricted cash	75	75
Tax credit receivable	1,642	1,215
Prepaid expenses and other current assets	282	430
Total current assets	6,765	11,580
Property and equipment, net	107	153
Deposits	88	29
Operating lease right-of-use assets, net (including $127 and $152 to related party)	1,545	1,694
Total assets	$8,505	$13,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,514	$2,127
Current maturities of operating lease liabilities (including $52 and $49 to related party)	317	301
Total current liabilities	1,831	2,428
Long-term liabilities:

Operating lease liabilities (including $77 and $104 to related party)	1,341	1,505
Total long-term liabilities	1,341	1,505
Total liabilities	3,172	3,933

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 a par value: 100,000 shares authorized as of June 30, 2025, and December 31, 2024; 10,174 shares issued and outstanding as of June 30, 2025 and December 31, 2024	10	10
Additional paid-in capital	343,097	342,931
Accumulated deficit	(337,774)	(333,418)
Total stockholders’ equity	5,333	9,523
Total liabilities and stockholders’ equity	$8,505	$13,456

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	1,122	4,308	2,482	7,258
General and administrative	986	1,140	1,967	2,348
Total operating expenses	2,108	5,448	4,449	9,606

Loss from operations	(2,108)	(5,448)	(4,449)	(9,606)
Other income (expense):
Interest income, net	28	151	65	371
Foreign exchange gain (loss)	25	(46)	28	(64)
Total other income, net	53	105	93	307
Net loss	$(2,055)	$(5,343)	(4,356)	(9,299)
Net loss per common share, basic and diluted	$(0.20)	$(0.53)	(0.43)	(0.91)
Weighted average number of common shares outstanding, basic and diluted	10,174	10,174	10,174	10,174

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523
Stock-based compensation	-	-	82	-	82
Net loss	-	-	-	(2,301)	(2,301)
Balance as of March 31, 2025	10,174	$10	$343,013	$(335,719)	$7,304
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(2,055)	(2,055)
Balance as of June 30, 2025	10,174	$10	$343,097	$(337,774)	$5,333

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	157	-	157
Net loss	-	-	-	(3,956)	(3,956)
Balance as of March 31, 2024	10,174	$10	$342,445	$(319,870)	$22,585
Stock-based compensation	-	-	148	-	148
Net loss	-	-	-	(5,343)	(5,343)
Balance as of June 30, 2024	10,174	$10	$342,593	$(325,213)	$17,390

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2025	2024
Operating activities:
Net loss	$(4,356)	$(9,299)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	46	68
Stock-based compensation	166	305
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	148	1,408
Deposits	(59)	17
Tax credit receivable	(427)	(187)
Decrease in right of use assets	149	178
Accounts payable and accrued expenses	(613)	(619)
Operating lease liabilities	(148)	(73)
Net cash used in operating activities	(5,094)	(8,202)

Investing activities:
Purchases of property and equipment	-	(8)
Net cash used in investing activities	-	(8)

Net decrease in cash and restricted cash	(5,094)	(8,210)
Cash and restricted cash at beginning of period	9,935	26,428
Cash and restricted cash at end of period	$4,841	$18,218

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

(unaudited)

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a clinical stage biopharmaceutical company incorporated in Delaware, has been developing novel technologies and approaches to antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

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

Liquidity and going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2025, the Company recorded a net loss of approximately $4,356,000 and used approximately $5,094,000 of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2024 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2025, the Company had cash and restricted cash of approximately $4,841,000. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2025, the Company has primarily funded its operations through equity offerings.

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

The most significant estimates in the Company’s consolidated financial statements relate to clinical trial costs and accruals for potential liabilities, the tax credit receivables and the fair value of stock-based compensation. The Company bases estimates and assumptions on historical experience, when available, and on various factors that it believes to be reasonable under the circumstances. The Company evaluates its estimates and assumptions on an ongoing basis, and its actual results may differ from estimates made under different assumptions or conditions.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At June 30, 2025 and December 31, 2024, our primary operating accounts held approximately $4,766,000 and $9,860,000, respectively, and our collateral account balance was $75,000 during both periods and held at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At June 30, 2025 and December 31, 2024, the carrying amounts of financial assets and liabilities, such as cash, other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not; they will be received. As of December 31, 2024, balance of Refundable Tax Credits was approximately $1,123,843. The Company estimated and accrued Refundable Tax Credits for the six months ended June 30, 2025 of approximately $457,775, resulting in a total balance of Refundable Tax Credits receivable of approximately $1,581,618 as of the period then ended, which is included in the balance of tax credit receivable in the accompanying balance sheet.

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

As of June 30, 2025, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2024 and therefore recorded no amount for income tax expense for the six months ended June 30, 2025. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

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

Net Income (Loss) per Share

The Company accounts for and discloses net income (loss) per common share in accordance with FASB ASC Topic 260, Earnings Per Share. Basic income (loss) per common share is computed by dividing income (loss) attributable to common stockholders by the weighted average number of common shares outstanding. Diluted net income (loss) per common share is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of common shares that would have been outstanding during the period assuming the issuance of common stock for all potential dilutive common shares outstanding. Potential common shares consist of shares issuable upon the exercise of stock options.

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2025	2024
Outstanding options to purchase common stock	537	555
Unvested restricted stock units	155	-
Total	692	555

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of June 30, 2025, and December 31, 2024, property and equipment consists of (table in thousands):

	June 30, 2025	December 31, 2024
Lab equipment (excluding equipment under finance leases)	$1,765	$1,765
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,082	2,082
Less: accumulated depreciation and amortization	(1,975)	(1,929)
Property and equipment, net	$107	$153

Total depreciation and amortization expense were approximately $46,000 and $68,000 for the six months ended June 30, 2025 and 2024, which includes amortization expense of $0 and $0 for the six months ended June 30, 2025 and 2024, respectively, related to assets under finance lease. For additional finance leases information, refer to Note 7 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2025	December 31, 2024
Accounts payable	$856	$1,542
Accrued compensation	106	117
Accrued other expenses	552	468
Total accounts payable and accrued expenses	$1,514	$2,127

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of June 30, 2025, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share.

The Company had 10,174,000 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2025, and December 31, 2024.

The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. The 2015 Plan expired on June 29, 2025 and no further equity awards will be issued under the 2015 Plan.

On June 25, 2025, our stockholders approved and ratified an Equity Incentive Plan (the “2025 Plan”). The 2025 Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2025 Plan to our employees, directors and independent contractors. the aggregate number of shares of Common Stock which shall be available for grants or payments of Awards under the 2025 Plan during its term shall initially be 1,500,000 (the “Total Plan Shares”). The Total Plan Shares will automatically increase on January 1st of each year, for a period of nine years commencing on January 1, 2026, in an amount equal to 5% of the total number of shares of Common Stock outstanding as of December 31 of the preceding calendar year on a fully diluted basis.

The 2025 Plan also provides that, notwithstanding the annual increase provision, in no event will the increase in Total Plan Shares available under the 2025 Plan pursuant to the increase provision exceed 2,500,000 additional shares (or a total of up to 4,000,000 Total Plan Shares), subject to adjustment as provided under the 2025 Plan.

On April 2, 2025, the Board of Directors of the Company approved and adopted the 2025 Plan, which has an effective date of March 31, 2025. On June 25, 2025, the 2025 Plan was approved by our stockholders at our annual meeting of stockholders.

As of June 30, 2025 there have been no equity awards issued under the 2025 Plan.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of June 30, 2025:

Shares Available for Grant
Balance at December 31, 2024	27
Cancelled or forfeited	22
2025 Plan addition	1,500
Balance at June 30, 2025	$1,549

Stock Options

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the three months ended March 31, 2025 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2024	550	$10.37	$-
Exercised	-	-	-
Granted	-	-	-
Cancelled	(13)	-	-
Balance at June 30, 2025	537	$8.91	$-

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

	Total Restricted Stock Units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2024	164	$1.76	$-
Granted	-	-	-
Forfeited	(9)	-	-
Vested	-	-	-
Unvested and expected to vest at June 30, 2025	155	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and six months ended June 30, 2025 and 2024, equity-based compensation expense recorded on vested options and RSU’s was approximately $84,000 and $148,000 and $166,000 and $305,000, respectively.

As of June 30, 2025, there was approximately $115,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of .63 years. For options granted and outstanding, there were 537,491 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $8.91 and weighted average remaining contractual term of 6.74 years at June 30, 2025. For vested and exercisable options, outstanding shares totaled 486,308, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $9.57 per share and a weighted-average remaining contractual term of 6.61 years at June 30, 2025.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2025 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 30, 2025 of $1.49 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

7. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 8 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on September 30, 2027 and January 31, 2031, respectively. For operating leases, the weighted average discount rate is 6.4% and the weighted average remaining lease term is 4.8 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2025 (table in thousands):

2025 (excluding the six months ended June 30, 2025)	$203
2026	419
2027	415
2028	376
2029 and thereafter	513
Total operating lease payments	1,926
Less: present value discount	(268)
Total operating lease liabilities	$1,658

As of June 30, 2025, the total operating lease liability of $317,000 is classified as a current operating lease liability.

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

For the six months ended June 30, 2025 and 2024, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $205,000 and $189,000, respectively, of which $32,000 and $31,000 for each period was to a related party.

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

The total cost of the agreement (including the reservation fee) is approximately $6.9 million.

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

The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $32,000 and $31,000 for the six months ended June 30, 2025 and 2024 respectively.

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

	Six months ended June,
	2025	2024
Revenue	$-	$-

Less:
Research and development	2,015	6,394
Salaries and personnel costs	783	1,308
Insurance	126	158
Stock-based compensation	166	306
Operating expenses	1,359	1,440
Other income	(93)	(307)
Net loss	$4,356	$9,299

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise to create antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and clinical-stage antiviral compounds for unmet medical needs including influenza virus, coronavirus, norovirus, and hepatitis C virus (“HCV”).

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

Research and Development Update

During the three months ended June 30, 2025 and more recently the Company continued to focus its research and development efforts primarily in three areas of norovirus, coronavirus and influenza.

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

In addition to the oral candidate of CC-42344, inhaled CC-42344 is being developed for the potential prophylactic treatment of pandemic and seasonal influenza infections. Dry powder inhalation development and toxicology studies have been completed.

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

In December 2024, the Company announced plans to extend enrollment for the oral CC-42344 Phase 2a study due to an unexpectedly low influenza infection among study participants. Specifically, management determined that an extension of the study is necessary due to low infectivity rate of the challenge influenza strain used in this study, as the establishment of robust influenza infection in healthy, uninfected study subjects is critical to determine clinical endpoints for evaluating antiviral molecule, and the low infectivity obtained in this study hindered antiviral data analysis. The Company is currently in continuing discussions with the clinical research organization to address this study and determine a course forward with respect thereto, including potentially preparing a protocol amendment or a resubmission for approval by the MHRA in order to seek enrollment of additional healthy subjects infected with the influenza A virus to ensure necessary infection rates to secure sufficient data for analysis. CC-42344 has demonstrated favorable safety and tolerability profile from the Phase 2a study to date, with no SAEs and no drug-related discontinuations by study participants.

In June 2024, we reported the potential efficacy of CC-42344 against the Texas avian flu strain from in vitro studies with the recently published genome sequence for H5N1. Using our proprietary structure-based platform technology, the Company reported a high-resolution cocrystal structure of this avian PB2 protein complexed with CC-42344 and confirmed that CC-42344 binds to its highly conserved PB2 region. The in vitro data using purified Texas avian H5N1 PB2 protein further showed in vitro affinity of CC-42344 similar to that of previous data using pandemic avian and seasonal influenza A PB proteins. In May 2025, we further demonstrated the in vitro efficacy of CC-42344 against the highly pathogenic H5N1 avian influenza A strain (A/Texas/37/2024). The data showed that CC-42344 is highly potent against the H5N1 avian influenza strain (EC50, 0.003 µM), consistent with the previous biochemical data.

We also continue developing novel broad-spectrum influenza antivirals targeting replication enzymes of pandemic and seasonal influenza A and B strains. In January 2019 our influenza A/B antiviral preclinical development assets were licensed pursuant to a collaboration agreement (“Collaboration”) with Merck Sharp & Dohme Corp. (“Merck”). The property developed in the Collaboration is jointly owned by Cocrystal and Merck. Upon completion and termination of the Collaboration in December 2023, our preclinical development assets property that was licensed under the Collaboration was returned to us where we continue preclinical development activities to further our influenza A/B program. We believe our influenza A/B program is material to the future development of a comprehensive influenza antiviral program.

Norovirus and Coronavirus Programs

We developed the novel protease inhibitor CDI-988 as an oral pan-viral treatment of noroviruses and coronaviruses, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases. We believe CDI-988 represents a viable antiviral for the treatment of viral gastroenteritis caused by noroviruses and of coronaviruses, including SARS-CoV-2 and its variants.

Oral CDI-988 is being clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study being conducted in Australia. We expect that the oral CDI-988 Phase 1 data will support future norovirus and coronavirus studies.

In July 2024, we announced favorable safety and tolerability results from the single-ascending dose (SAD) cohorts of the Phase 1 study with CDI-988. Study participants in the SAD cohorts received CDI-988 in doses ranging from 100 mg to 600 mg. All participants completed the study with no discontinuations. There were no serious adverse events or severe treatment-emergent adverse events. No clinically significant observations were noted in laboratory assessments, physical exams or electrocardiograms.

In September 2024, we initiated dosing of the first subjects in the multiple-ascending dose (MAD) portion of the Phase 1 study with CDI-988. In January 2025, we reported topline results from the MAD portion of the Phase 1 study showing that CDI-988 administered at 800 mg, the highest dose tested, for 10 consecutive days was safe and well tolerated. We also announced an additional cohort for a higher dose of 1,200 mg and a shorter treatment duration of five consecutive days to further assess CDI-988’s safety, tolerability and pharmacokinetics.

In April 2025 we reported that CDI-988 exhibits broad-spectrum activity against newly circulating GII.17 norovirus strains. The highly conserved binding mode of CDI-988 was also demonstrated using the Company’s drug discovery platform technology.

In August 2025, the Company announced Phase 1 results including the higher 1,200 dose, with data indicating that all doses, ranging from 100 mg to 1200 mg, were well tolerated. Specifically, overall treatment-emergent adverse events among CDI-988 subjects were 28% (10/36) compared with 40% (4/10) among placebo subjects for the SAD cohorts, and 53% (19/36) and 92% (11/12), respectively, for the MAD cohorts. Headache was the most common adverse event. All subjects in the SAD cohorts and all but one in the MAD cohorts completed the study. No severe treatment-emergent adverse events, no clinically relevant ECG changes and no clinically significant pathology results were reported from the CDI-988 Phase 1 single-ascending (SAD) and multiple-ascending (MAD) cohorts.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic Avian Flu

Influenza is a severe respiratory illness, caused in humans primarily by influenza A or B viruses. Influenza A viruses are the only influenza viruses known to cause influenza pandemics. Each year there are approximately 1 billion cases of seasonal influenza worldwide, with 3-5 million severe illnesses and up to 650,000 deaths, according to the World Health Organization (“WHO”). On average about 8% of the U.S. population contracts influenza each season, according to the Centers for Disease Control and Prevention (“CDC”). In addition to the health risk, influenza is responsible for approximately $10.4 billion in direct medical costs in the U.S. annually, according to the National Institutes of Health (“NIH”).

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

In the U.S. noroviruses are the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages and responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and an estimated 900 deaths, according to the CDC. The NIH estimates the annual societal burden to the U.S, at $10.6 billion.

According to the CDC, noroviruses average 685 million cases of acute gastroenteritis worldwide. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world.

There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. We are developing a novel norovirus antiviral candidate for the prophylactic and therapeutic treatment of norovirus infection that is currently completing a Phase 1 clinical study. A few companies have been developing vaccines and are in stages of clinical testing, including Vaxart Pharmaceutical, Moderna, Hillevax, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains

COVID-19 is a global health concern responsible for more than 778 million reported cases globally, including more than 7 million deaths, as of June 2025, according to data reported by the WHO.

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

Hepatitis C: A large competitive market with opportunity for shorter treatment regimens

HCV is a highly competitive and changing market. Since 2014, several combinations of direct-acting antiviral agents (“DAAs”) have been approved for the treatment of HCV infection. These include Harvoni (sofosbuvir/ledipasvir) 12 weeks of treatment, Viekira Pak (ombitasvir/paritaprevir/ritonavir, dasabuvir) 12 weeks of treatment, Epclusa (sofosbuvir/velpatasvir) 12 weeks of treatment, Zepatier (elbasvir/grazoprevir) 12 weeks of treatment and Mavyret (glecaprevir/pibrentasvir) eight weeks of treatment. We believe the next improvements in HCV treatment will be ultra-short combination oral treatments of four to six weeks, which is the goal of our program.

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

CC-31244, an HCV NNI, is a potential viable pan-genotypic inhibitor of NS5B polymerase for the treatment of HCV. The Company completed a randomized, double-blinded, Phase 1a/b study in healthy volunteers and HCV-infected subjects in Canada in September 2016, with favorable safety results. Cocrystal presented the interim results from the Phase1a/b study at the APASL in February 2017. HCV-infected subjects treated with CC-31244 had a rapid and marked decline in HCV RNA levels, and slow viral rebound after treatment. Results of this study suggest that CC-31244 could be an important component in a shortened duration all-oral HCV combination therapy. The Company completed a Phase 2a study in HCV genotype 1 subjects in the U.S. with final study report filed with the FDA. See “Item 1 – Business – Research and Development Update – Hepatitis C” in our Annual Report on Form 10-K for the year ended December 31, 2024 for more information.

The Company has been seeking a partner for further clinical development of CC-31244 since completing Phase 2a trials.

Results of Operations for the Three and Six Months Ended June 30, 2025 compared to the Three and Six Months Ended June 30, 2024

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended June 30, 2025, and 2024 were $1,122,000 and $4,308,000, respectively. The decrease of $3,186,000 was primarily due to costs associated with our Influenza CC-42344 product candidate entering into a Phase 2a clinical trial and our norovirus and coronavirus candidate CDI-988 entering into a Phase 1 clinical trial in 2024.

Total research and development expenses for the six months ended June 30, 2025, and 2024 were $2,482,000 and $7,258,000, respectively. The decrease of $4,776,000 was primarily due a reduction on ongoing clinical trial expense as described above and employee related expenses.

	For the Six Months Ended
	June 30,
	2025	2024
Influenza Program	$662	$4,708
Norovirus and Coronavirus Programs	1,093	1,372
Other discoveries	203	220
Total external cost	1,958	6,300
Indirect allocations:
Salaries, Stock based compensation and other employee expenses	467	864
Depreciation and other cost	57	$94
Total research and development expenses	$2,482	7,258

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2025, and 2024 were $986,000 and $1,140,000, respectively. The decrease of $154,000 was primarily due to a reduction salaries and wages.

General and administrative expenses for the six months ended June 30, 2025, and 2024 were $1,967,000 and $2,348,000, respectively. The decrease of $381,000 was primarily due to wage reductions, legal and in other general and administrative costs.

	For the Six Months Ended
	June 30,
	2025	2024
Salaries and Wages	$482	$751
Professional/outside services	216	154
Legal Consultants	318	357
Rental Expense	347	335
Investor and Public relations	189	222
Business Insurance	126	158
Public Company expenses	99	155
Travel and other Expense	190	216
Total G&A expense	$1,967	$2,348

Interest Income, Net

Interest income for the three months ended June 30, 2025 and 2024 was $28,000 and $151,000, respectively, and for the six months ended June 30, 2025 and 2024 was $65,000 and $371,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Foreign Exchange Loss

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. There was a foreign exchange gain during the six months ended June 30, 2025 of $28,000 and a foreign exchange loss of $64,000 during the six months ended June 30, 2024.

Income Taxes

No income tax benefit or expense was recognized for the three and six months ended June 30, 2025 and 2024. The Company’s effective income tax rate was 0.00% and 0.00% for the three and six months ended June 30, 2025 and 2024. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and six months ended June 30, 2025 was $2,055,000 and $4,356,000, compared with a net loss of $5,343,000 and $9,299,000 for the three and six months ended June 30, 2024, respectively, primarily as a result of operations described above.

Liquidity and Capital Resources

Net cash used in operating activities was $5,094,000 for the six months ended June 30, 2025 compared with net cash used in operating activities of $8,202,000 for the same period in 2024. The decrease was primarily due to reduced period expenses related to our clinical trials.

No cash was used for investing activities during the six months ended June 30, 2025 compared with $8,000 net cash used for the same period in 2024. For the six months ended June 30, 2025 the level of investments decreased compared with June 30, 2024 due to comparative reduction in purchases of laboratory equipment in 2024.

No cash was used for financing activities for the six months ended June 30, 2025 and 2024.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $4,766,000 unrestricted cash on June 30, 2025. We expect that our reported cash balance is not be sufficient to support the Company’s working capital needs for the 12 months following the filing of this report, taking into account our intended research and development efforts in the remainder of 2025 and beyond.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. On May 24, 2023, the Company filed a prospectus supplement covering sales under the ATM Agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $7,250,000 from time to time through Wainwright. There were no sales under the ATM Agreement during the six months ended June 30, 2025. As of the date of this report, the Company has sold a total 1,115,076 shares of its common stock for total net proceeds of approximately $2,226,000 pursuant to the ATM Agreement.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from our need for additional capital to fund our ongoing operations and our ability to obtain such capital on favorable terms or at all, the risks arising from inflation, interest rate increases, the possibility of a recession and the economic impact of such events and the wars in Israel and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials we or our strategic partners undertake including any adverse findings or delays, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-Q for the year ended June 30, 2025.

ITEM 1.A RISK FACTORS

Not applicable. For smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation	8-K	10/3/22	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation – reduce number of authorized shares	8-K	6/28/24	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws	8-K	6/18/25	3.1
10.1	2025 Equity Incentive Plan	8-K	4/8/2025	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

Cocrystal Pharma, Inc.

Dated: August 14, 2025	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: August 14, 2025	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

