Form 10-Q
period 2025-09-30
Cocrystal Pharma, Inc.
filed 2025-11-14
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 13,784,065.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash	$7,729	$9,860
Restricted cash	75	75
Tax credit receivable	513	1,215
Prepaid expenses and other current assets	465	430
Total current assets	8,782	11,580
Property and equipment, net	106	153
Deposits	90	29
Operating lease right-of-use assets, net (including $115 and $152 respectively, to related party)	1,468	1,694
Total assets	$10,446	$13,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,194	$2,127
Current maturities of operating lease liabilities (including $54 and $49 respectively, to related party)	326	301
Total current liabilities	1,520	2,428
Long-term liabilities:

Operating lease liabilities (including $63 and $104 respectively, to related party)	1,257	1,505

Total liabilities	2,777	3,933

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, $0.001 par value 100,000 shares authorized as of September 30, 2025 and December 31, 2024; 13,041 and 10,174 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	13	10
Additional paid-in capital	347,479	342,931
Accumulated deficit	(339,823)	(333,418)
Total stockholders’ equity	7,669	9,523
Total liabilities and stockholders’ equity	$10,446	$13,456

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	954	3,242	3,436	10,500
General and administrative	1,135	1,800	3,102	4,148
Total operating expenses	2,089	5,042	6,538	14,648

Loss from operations	(2,089)	(5,042)	(6,538)	(14,648)
Other income (expense):
Interest income	22	111	87	482
Foreign exchange gain (loss)	18	(8)	46	(72)
Total other income, net	40	103	133	410
Net loss	$(2,049)	$(4,939)	(6,405)	(14,238)
Net loss per common share, basic and diluted	$(0.19)	$(0.49)	(0.61)	(1.40)
Weighted average number of common shares, basic and diluted	10,991	10,174	10,449	10,174

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523
Stock-based compensation	-	-	82	-	82
Net loss	-	-	-	(2,301)	(2,301)
Balance as of March 31, 2025	10,174	$10	$343,013	$(335,719)	$7,304
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(2,055)	(2,055)
Balance as of June 30, 2025	10,174	$10	$343,097	$(337,774)	$5,333
Sale of common stock in ATM, net of transaction cost	85	-	154	-	154
Sale of common stock in SPA, net of transaction costs	2,765	3	4,180	-	4,183
Exercise of RSU	17	-	-	-	-
Stock-based compensation	-	-	48	-	48
Net loss	-	-	-	(2,049)	(2,049)
Balance as of September 30, 2025	13,041	$13	$347,479	$(339,823)	$7,669

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	157	-	157
Net loss	-	-	-	(3,956)	(3,956)
Balance as of March 31, 2024	10,174	$10	$342,445	$(319,870)	$22,585
Stock-based compensation	-	-	148	-	148
Net loss	-	-	-	(5,343)	(5,343)
Balance as of June 30, 2024	10,174	$10	$342,593	$(325,213)	$17,390
Stock-based compensation	-	-	252	-	252
Net loss	-	-	-	(4,939)	(4,939)
Balance as of September 30, 2024	10,174	$10	$342,845	$(330,152)	$12,703

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended September 30,
	2025	2024
Operating activities:
Net loss	$(6,405)	$(14,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	59	98
Right of use assets	226	247
Stock-based compensation	214	558
Operating lease liabilities	(223)	(142)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(96)	1,281
Tax credit receivable	702	238
Accounts payable and accrued expenses	(933)	(1,367)

Net cash used in operating activities	(6,456)	(13,325)

Investing activities:
Purchases of property and equipment	(12)	(8)
Net cash used in investing activities	(12)	(8)

Financing activities:

Proceeds from ATM sale of common stock, net of transaction costs	154	-
Proceeds from registered direct sale of common stock, net of transaction cost	4,183	-
Net cash provided by financing activities	4,337	-

Net decrease in cash and restricted cash	(2,131)	(13,333)
Cash and restricted cash at beginning of period	9,935	26,428
Cash and restricted cash at end of period	$7,804	$13,095

Supplemental disclosure:
Non-cash investing and financing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$163

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024

(unaudited)

1. Organization and Business

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a clinical stage biopharmaceutical company incorporated in Delaware, has been developing novel technologies and approaches to create antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The Company’s activities since inception have principally consisted of performing research and development, raising capital, and acquiring product and technology rights. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances.

Liquidity and Going Concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the nine months ended September 30, 2025, the Company recorded a net loss of approximately $6,405,000 and used approximately $6,456,000 of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On September 30, 2025, the Company had cash and restricted cash of approximately $7,804,000. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

The Company’s activities since inception have principally consisted of performing research and development, raising capital, and acquiring product and technology rights. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through September 30, 2025, the Company has primarily funded its operations through equity offerings.

The Company will need to continue obtaining adequate capital to fund operating losses until it becomes profitable. The Company can give no assurances that the additional capital it is able to raise, if any, will be sufficient to meet its needs, or that any such financing will be obtainable on acceptable terms. Our future cash requirements, and the timing of those requirements, will depend on a number of factors, including economic conditions, the approval and success of our products in development, the continued progress of research and development of our product candidates, the timing and outcome of clinical trials and regulatory approvals, the costs involved in preparing, filing, prosecuting, maintaining, defending, and enforcing patent claims and other intellectual property rights, the status of competitive products, the availability of financing, our success in developing markets for our product candidates and legal proceedings that may arise. We have historically not generated sustained positive cash flow and if we are not able to secure additional funding when needed, we may have to delay, reduce the scope of, or eliminate one or more of our clinical trials or research and development programs. If the Company is unable to obtain adequate capital, it could be forced to cease operations or substantially curtail its drug development activities. The Company expects to continue incurring substantial operating losses and negative cash flows from operations over the next several years during clinical development phases.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At September 30, 2025 and December 31, 2024, our primary operating accounts held approximately $7,729,000 and $9,860,000, respectively, and our restricted cash collateral account balance was $75,000 during both periods and held at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

At September 30, 2025 and December 31, 2024, the carrying amounts of financial assets and liabilities, such as cash, tax receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. As of December 31, 2024, included in the balance of Tax credit receivable is the balance of the Refundable Tax Credits of approximately $1,123,800, which was received in full as of September 30, 2025. The Company estimated and accrued Refundable Tax Credits for the nine months ended September 30, 2025 of approximately $513,231, resulting in a net balance of Refundable Tax Credits receivable of approximately $513,231.

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

As of September 30, 2025, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2025 and therefore recorded no amount for income tax expense for the nine months ended September 30, 2025. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	September 30,
	2025	2024
Outstanding options to purchase common stock	537	555
Outstanding restricted stock units	230	256
Warrants to purchase common stock	5,737	-
Total	6,504	811

Recent Accounting Pronouncements

Authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of September 30, 2025, and December 31, 2024, property and equipment consist of (table in thousands):

	September 30, 2025	December 31, 2024
Lab equipment	$1,777	$1,765
Finance lease right-of-use lab equipment	162	162
Computer and office equipment	155	155
Total property and equipment	2,094	2,082
Less: accumulated depreciation and amortization	(1,988)	(1,929)
Property and equipment, net	$106	$153

Total depreciation and amortization expense were approximately $59,000 and $98,000 for the nine months ended September 30, 2025 and 2024.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	September 30, 2025	December 31, 2024
Accounts payable	$745	$1,542
Accrued compensation	127	117
Accrued other expenses	322	468
Total accounts payable and accrued expenses	$1,194	$2,127

Accounts payable and accrued expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of September 30, 2025, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share.

The Company had 13,041,000 and 10,174,000 shares of common stock and no shares of preferred stock issued and outstanding as of September 30, 2025, and December 31, 2024, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. The Company sold 85,076 shares of its common stock at an average price of $1.88 under the ATM agreement during the three and nine months ended September 30, 2025. As of the date of this report, the Company has sold a total 1,200,152 shares of its common stock for total net proceeds of approximately $2,380,000 pursuant to the ATM Agreement. On September 12, 2025, the Company and Wainwright agreed to terminate the sales of shares under the ATM Agreement and filed a prospectus supplement with the SEC to that effect. As a result of this, the at-the-market offering under the ATM Agreement is no longer ongoing as of September 12, 2025, and the Company will not make any sales of common stock pursuant to the ATM Agreement unless and until a new prospectus supplement is filed with the SEC; however, the ATM Agreement remains in full force and effect.

On September 12, 2025, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the investors (i) in a registered direct offering, an aggregate of 2,764,710 shares of the Company’s common stock, at a price of $1.70 per share and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 5,529,420 shares of common stock (“the Investor Warrants”), at an initial exercise price of $1.50 per share. The Investor Warrants are exercisable upon issuance and will expire on September 27, 2027. Wainwright acted as the Company’s placement agent in connection with this offering. The Company paid Wainwright consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 207,353 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $2.125 per share. The Company received net proceeds of $4,183,000 from the sale of its common shares and warrants in the direct offering.

Warrant Activity Table:

	Shares Underlying Warrants	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	-	$-	$-
Granted	5,736,773	1.52	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding as of September 30, 2025	5,736,773	$1.52	$-

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

As of September 30, 2025 there have been no equity awards issued under the 2025 Plan.

Common Stock Reserved for Future Issuance for Equity Incentive Plans

The following table presents information concerning common stock available for future issuance (in thousands) as of September 30, 2025:

Shares Available for Grant
Balance at December 31, 2024	27
2015 Plan expiration	(27)
2025 Plan addition	1,500
Balance at September 30, 2025	1,500

Stock Options

The following table summarizes stock option transactions for the 2015 Plan, collectively, for the nine months ended September 30, 2025 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2024	550	$10.37	$-
Exercised	-	-	-
Granted	-	-	-
Cancelled	(13)	-	-
Balance at September 30, 2025	537	$8.91	$-

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

	Total Restricted Stock Units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Outstanding as of December 31, 2024	256	$-	$-
Exercised	(17)	1.76	-
Forfeited	(9)	1.76	-
Vested	(117)	1.76	-
Unvested and expected to vest at September 30, 2025	113	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three and nine months ended September 30, 2025 and 2024, equity-based compensation expense recorded on vested options and RSU was $48,000 and $214,000 and $252,000 and $557,000 respectively.

As of September 30, 2025, there was approximately $86,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.5 years. For options granted and outstanding, there were 537,000 outstanding options which were fully vested or expected to vest, with an aggregate intrinsic value of $0.00, a weighted average exercise price of $8.91 and weighted average remaining contractual term of 6.49 years at September 30, 2025. For vested and exercisable options, outstanding shares totaled 499,000, with an aggregate intrinsic value of $0.00. These options had a weighted average exercise price of $9.39 per share and a weighted-average remaining contractual term of 6.40 years at September 30, 2025.

The aggregate intrinsic value of outstanding and exercisable options at September 30, 2025 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on September 30, 2025 of $1.25 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

7. Commitments and Contingencies

Commitments

In the ordinary course of business, the Company enters into non-cancellable leases to purchase equipment and for its facilities, including related party leases (see Note 8 – Transactions with Related Parties). Leases are accounted for as operating leases or finance leases, in accordance with ASC 842, Leases.

Operating Leases

The Company leases office space in Miami, Florida and research and development laboratory space in Bothell, Washington under operating leases that expire on September 30, 2027 and January 31, 2031, respectively. For operating leases, the weighted average discount rate is 6.4% and the weighted average remaining lease term is 4.5 years.

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of September 30, 2025 (table in thousands):

2025 (excluding the nine months ended September 30, 2025)	$102
2026	419
2027	415
2028	376
2029 and Thereafter	513
Total operating lease payments	1,825
Less: present value discount	(242)
Total operating lease liabilities	$1,583

As of September 30, 2025, $326,000 is classified as a current operating lease liability.

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility is calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the nine months ended September 30, 2025 and 2024, approximately $125,000 and $134,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

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

For the nine months ended September 30, 2025 and 2024, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $308,000 and $291,000, respectively, of which $48,000 and $46,000 for each period was to a related party.

The lessor of the Miami, Florida lease is a limited liability company controlled by Dr. Phillip Frost, a director and principal stockholder of the Company.

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

The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $48,000 and $46,000 for the nine months ended September 30, 2025 and 2024 respectively.

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

	Nine months ended September 30,
	2025	2024
Research and development	2,737	9,040
Salaries and personnel costs	1,171	2,403
Insurance	185	224
Stock-based compensation	214	557
Operating expenses	2,231	2,424
Other income	(133)	(410)
Net loss	$6,405	$14,238

10. Subsequent Event

On October 28, 2025, we entered into a securities purchase agreement with four accredited investors under which the investors purchased a total of 739,426 units of the Company’s securities. The units were priced at-the-market under the rules of The Nasdaq Stock Market at a purchase price of $1.39 per unit. Each unit consisted of one share of common stock and one warrant to purchase two shares of common stock at an exercise price of $1.24 per share over a 27-month period. The investors did not receive registration rights. The gross proceeds were $1.03 million. The investors were four insiders of the Company.

On October 27, 2025, the Company issued a press release announcing it has received a $500,000 Small Business Innovation Research (“SBIR”) Phase I award from the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (NIAID). The NIH/NIAID Phase I award is designed to assess the scientific, technical and commercial potential of early-stage programs and will support the Company’s development of a novel, oral, broad-spectrum antiviral candidate for the treatment of influenza A and B infections.

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

Research and Development Update

During the nine months ended September 30, 2025 the Company continued to focus its research and development efforts primarily in three areas.

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

In June 2024, we reported the potential efficacy of CC-42344 against the Texas avian flu strain from in vitro studies with the published genome sequence for H5N1. Using our proprietary structure-based platform technology, the Company reported a high-resolution cocrystal structure of this avian PB2 protein complexed with CC-42344 and confirmed that CC-42344 binds to its highly conserved PB2 region. The in vitro data using purified Texas avian H5N1 PB2 protein further showed in vitro affinity of CC-42344 similar to that of previous data using pandemic avian and seasonal influenza A PB proteins. In May 2025, we further demonstrated the in vitro efficacy of CC-42344 against the highly pathogenic H5N1 avian influenza A strain (A/Texas/37/2024). The data showed that CC-42344 is highly potent against the H5N1 avian influenza strain (EC50, 0.003 µM), consistent with the previous biochemical data.

We received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This randomized, double-blind, placebo-controlled study was designed to evaluate the safety, tolerability, viral and clinical measurements of healthy subjects infected with the influenza A virus dosed with oral CC-42344 treatment.

The oral CC-42344 Phase 2a study was completed. CC-42344 has demonstrated favorable safety and tolerability profile from the Phase 2a study, with no SAEs and no drug-related discontinuations by study participants. We plan to continue development of oral CC-42344 as a treatment for pandemic and seasonal influenza A.

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

Norovirus and Coronavirus Programs

We developed the novel protease inhibitor CDI-988 as an oral treatment of noroviruses and coronaviruses, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases. We believe CDI-988 represents a viable antiviral for the treatment of viral gastroenteritis caused by noroviruses and of coronaviruses, including SARS-CoV-2 and its variants.

Oral CDI-988 has been clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study being conducted in Australia. We expect that the oral CDI-988 Phase 1 data will support future norovirus and coronavirus studies.

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

In September 2025, we announced receipt of a Study May Proceed Letter from the U.S. Food and Drug Administration (“FDA”) to conduct a Phase 1b challenge study evaluating oral CDI-988 as a prophylaxis and treatment of norovirus. The Phase 1b study is expected to begin during the first half of 2026.

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

In the U.S. noroviruses are the leading cause of vomiting and diarrhea from acute gastroenteritis among people of all ages and responsible for an estimated 21 million cases annually, including 109,000 hospitalizations, 465,000 emergency department visits and an estimated 900 deaths, according to the CDC. The NIH estimates the annual societal burden to the U.S. at $10.6 billion.

According to the CDC, noroviruses average 685 million cases of acute gastroenteritis worldwide. Noroviruses are responsible for up to 1.1 million hospitalizations and 218,000 deaths annually in children in the developing world.

There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. We are developing a novel norovirus antiviral candidate for the prophylactic and therapeutic treatment of norovirus infection that has completed a Phase 1 clinical study. A few companies have been developing vaccines and are in stages of clinical testing, including Vaxart Pharmaceutical, Moderna, Hillevax, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains

COVID-19 is a global health concern responsible for more than 779 million reported cases globally, including more than 7 million deaths, as of October 2025, according to data reported by the WHO.

Coronaviruses (CoV) are a large family of RNA viruses that historically have been associated with illness ranging from mild symptoms similar to the common cold to more severe respiratory disease. Infection with the novel SARS-CoV-2 has been associated with a wide range of responses, from no symptoms to more severe disease that has included pneumonia, severe acute respiratory syndrome, kidney failure, and death. SARS-CoV-2, like other RNA viruses, is prone to mutate over time, resulting in the emergence of multiple variants. Adaptive mutations in the viral genome can alter the virus’s pathogenic potential. Even a single amino acid exchange can drastically affect a virus’s ability to evade the immune system and complicate the vaccine and antibody therapeutics development against the virus. Based on an epidemiological update by the WHO, multiple SARS-CoV-2 VOCs (variants of concern) and VOIs (variants of interest) have been identified since the beginning of the pandemic. Also, as demonstrated in the Delta, Omicron and other variants, some variations allow the virus to spread more easily and make it resistant to the treatments and vaccines.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 compared to the Three and Nine Months Ended September 30, 2024

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended September 30, 2025, and 2024 were $954,000 and $3,242,000, respectively. The decrease of $2,288,000 was primarily due to our Influenza CC-42344 product candidate entering into Phase 2a clinical trial in 2024 and our norovirus and coronavirus candidate CDI-988 entering into a Phase 1 clinical trial in 2024.

Total research and development expenses for the nine months ended September 30, 2025 and 2024 were $3,436,000 and $10,500,000, respectively. The decrease of $7,064,000 was primarily due to a reduction of ongoing clinical trial expense in 2025 as the higher expense portion of these trials were winding down and reductions in employee related expenses.

	For the Nine Months Ended
	September 30,
	2025	2024
Influenza Program	$874	$6,160
Norovirus and Coronavirus Programs	1,519	2,335
Other discoveries	291	367
Total External cost	2,684	8,862
Indirect allocations:
Salaries, Stock based compensation and other employee expenses	699	1,547
Depreciation and other cost	53	91
Total R&D expense	$3,436	$10,500

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended September 30, 2025, and 2024 were $1,135,000 and $1,800,000, respectively. The decrease of $665,000 was primarily due to reductions in compensation expense.

General and administrative expenses for the nine months ended September 30, 2025 and 2024 were $3,102,000 and $4,148,000, respectively. The decrease of $1,046,000 was primarily due to compensation expense reduction, legal and other general and administrative costs.

	For the Nine Months Ended
	September 30,
	2025	2024
Salaries and Wages	$686	$1,500
Professional/outside services	424	546
Legal Consultants	469	493
Rental Expense	521	499
Investor and Public relations	259	327
Business Insurance	185	224
Public Company expenses	162	233
Travel and other Expense	396	326
Total G&A expense	$3,102	$4,148

Interest Income, Net

Interest income for the three months ended September 30, 2025 and 2024 was $22,000 and $111,000, respectively, and for the nine months ended September 30, 2025 and 2024 was $87,000 and $482,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Foreign Exchange Loss

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. There was a foreign exchange gain during the nine months ended September 30, 2025 of $46,000 and a foreign exchange loss during the nine months ended September 30, 2024 $72,000.

Income Taxes

No income tax benefit or expense was recognized for the three and nine months ended September 30, 2025 and 2024. The Company’s effective income tax rate was 0.00% for the three and nine months ended September 30, 2025 and 2024. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and nine months ended September 30, 2025 was $ 2,049,000 and $6,405,000, respectively, compared with a net loss for the three and nine months ended September 30, 2024 of $4,939,000 and $14,238,000, respectively, as a result of developments related to our expenses described above.

Liquidity and Capital Resources

Net cash used in operating activities was $6,456,000 for the nine months ended September 30, 2025 compared with net cash used in operating activities of $13,325,000 for the same period in 2024. This decrease was primarily due to reduced period expenses related to our clinical trials.

We used $12,000 net cash for investing activities during the nine months ended September 30, 2025 compared with $8,000 net cash used for the same period in 2024. For the nine months ended September 30, 2025 the level of investments increased compared with September 30, 2024 due to comparative increase in purchases of laboratory equipment in 2025.

Net cash provided by financing activities totaled $4,337,000 for the nine months ended September 30, 2025 compared with net cash provided by financing activities of $0 for the same period in 2024.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $7,729,000 unrestricted cash on September 30, 2025. We expect that our reported cash balance is not sufficient to support the Company’s working capital needs for the 12 months following the filing of this report, taking into account our intended research and development efforts in the remainder of 2025 and beyond. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2024, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. The Company sold 85,076 shares at an average price of $1.88 under the ATM agreement during the three and nine months ended September 30, 2025. As of the date of this report, the Company has sold a total 1,200,152 shares of its common stock for total net proceeds of approximately $2,380,000 pursuant to the ATM Agreement. On September 12, 2025, the Company and Wainwright agreed to terminate the sales of shares under the ATM Agreement and the Company filed a prospectus supplement with the SEC to that effect. As a result of this, the at-the-market offering under the ATM Agreement is no longer ongoing as of September 12, 2025, and the Company will not make any sales of common stock pursuant to the ATM Agreement unless and until a new prospectus supplement is filed with the SEC; however, the ATM Agreement remains in full force and effect.

On September 12, 2025, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the investors (i) in a registered direct offering, an aggregate of 2,764,710 shares of the Company’s common stock, at a price of $1.70 per share (and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 5,529,420 shares of common stock (“the Investor Warrants”), at an initial exercise price of $1.50 per share. The Investor Warrants are exercisable upon issuance and will expire on September 27, 2027. Wainwright acted as the Company’s placement agent in connection with offering. The Company paid Wainwright consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 207,353 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $2.125 per share.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of clinical drug candidates, the progress and expected or potential timelines of achieving certain value driving milestones in our programs, progressing our programs in the clinical development process generally, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from our need for additional capital to fund our ongoing operations and our ability to obtain such capital on favorable terms or at all, the risks arising from inflation, central bank interest rates, the deterioration of the job market in the United States, the possibility of a recession and the economic impact of such events and the wars in Israel and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials we or our strategic partners undertake including any adverse findings or delays, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2024. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of September 30, 2025 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended September 30, 2025. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-Q for the year ended September 30, 2025.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the nine months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation – reverse stock split	8-K	10/3/22	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation – reduce number of authorized shares	8-K	6/28/24	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws	8-K	6/18/25	3.1
4.1	Form of Investor Warrant	8-K	9/15/25	4.1
4.2	Form of Placement Agent Warrant	8-K	9/15/25	4.2
10.1	2025 Equity Incentive Plan	8-K	4/8/25	10.1
10.2	Form of Securities Purchase Agreement	8-K	9/15/25	10.1
10.3	Form of Securities Purchase Agreement	8-K	10/30/25	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

Cocrystal Pharma, Inc.

Dated: November 14, 2025	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

