Form 10-K
period 2025-12-31
Cocrystal Pharma, Inc.
filed 2026-03-31
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the closing price as of the last business day of the registrant’s most recently completed second fiscal quarter, June 30, 2025, was approximately $11.6 million.

The number of shares outstanding of the registrant’s common stock, as of March 24, 2026, was approximately 13,785,759 shares.

PART I

Item 1. Business.

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company discovering and developing novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise with the goal of creating viable antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective, and convenient to administer. We have identified promising discovery, preclinical and clinical stage antiviral compounds for unmet medical needs caused by RNA viruses including influenza virus, norovirus, coronaviruses (including SARS-CoV-2 & MERS-CoV), respiratory virus infections and hepatitis C virus (“HCV”) infections.

The Company operates as one business entity.

Cocrystal Technology

We are developing small molecule antiviral therapeutics that inhibit the essential viral replication function of RNA viruses causing acute and chronic viral diseases. Our goals include treating and preventing influenza virus, norovirus, and coronavirus infections by discovering and developing direct-acting antiviral drug candidates targeting required steps in the viral replication process. To discover and design these direct-acting antiviral drug candidates, we use a proprietary platform comprising computational chemistry, medicinal chemistry, X-ray crystallography and our extensive know-how. We determine the structures of cocrystals containing the inhibitors bound to the viral enzyme or protein to guide our structure-based drug design. We also use advanced computational methods to screen and design product candidates using proprietary high-resolution cocrystal structural information. In designing the candidates, we seek to anticipate and avert potential viral mutations leading to resistance. By designing and selecting drug candidates that interrupt the viral replication process and specific binding characteristics, we seek to develop drugs that are effective against both the virus and possible mutants of the virus and have reduced off-target interactions that may cause undesirable clinical side effects.

The successful application of our approach requires extensive knowledge of viruses and drug targets. In addition, knowledge and experience in the fields of structural biology, pharmacology, virology, and enzymology are required. We developed our proprietary structure-based drug design under the guidance of Dr. Roger Kornberg, our Chief Scientist and Chairman of both our Scientific Advisory Board (“SAB”) and Board of Directors (the “Board”), who received the Nobel Prize in Chemistry in 2006. Our drug discovery process focuses on the highly conserved regions of the viral drug target enzymes and inhibitor-enzyme interactions at the atomic level. Additionally, we have developed proprietary chemical libraries consisting of non-nucleoside inhibitors, metal-binding inhibitors, and drug-like fragments. Our drug discovery process is different from traditional, empirical, medicinal chemistry approaches that often require iterative high-throughput compound screening and lengthy hit-to-lead processes. We will continue developing preclinical and clinical drug candidates using our proprietary drug discovery technology.

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

High barrier to drug resistance: Drug resistance is a major obstacle to developing effective antiviral therapies. Viruses can reproduce rapidly and in enormous quantities in infected human cells. During viral replication, random changes in the viral genome, called mutations, develop. If such a mutation occurs in a region of the viral genome that is targeted by a given antiviral therapy, that therapy may not be effective against the mutated virus. These mutated or “resistant” viruses can freely infect and multiply even in individuals who have received drug treatment. In some cases, resistant virus strains may even predominate. For example, in the 2009 swine influenza pandemic, the predominant strain was resistant to the best available therapies. During the COVID-19 pandemic outbreak newly emergent mutated coronaviruses were identified, resulting in the ineffectiveness of some vaccines and therapeutics. For example, the Omicron variant that arose as the dominant strain of COVID-19 in late 2021 until COVID-19 diminished in the winter of 2022 displayed increased resistance to available vaccines and treatments, resulting in the limitation or suspension of emergency use authorizations (EAU) by the FDA for certain therapeutic products. In early 2024, a new strain of COVID-19 named JN.1 became the predominant strain of the virus in circulation and was believed to be either more transmissible or better at evading the immune system than other circulating variants. As of late 2025, the prevalent variants of COVID-19 were KP.3.1.1, LP.8.1, NB1.8.1, XFG, and BA.3.2, four of which emerged in 2025. These five variants are variants under monitoring (VUM) by the World Health Organization as of February 2026 due to their increasing prevalence globally.

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

Research and Development Update

During the 12 months ended December 31, 2025 the Company continued to focus its research and development efforts primarily in three areas.

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

In addition to oral candidate of CC-42344, inhaled CC-42344 is being developed for the potential prophylactic treatment of pandemic and seasonal influenza infections. Dry powder inhalation development and toxicology studies have been evaluated.

In December 2023 we received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This randomized, double-blind, placebo-controlled study was designed to evaluate the safety, tolerability, viral and clinical measurements of healthy subjects infected with the influenza A virus dosed with oral CC-42344 treatment. While in the Phase 2a study CC-42344 demonstrated favorable safety and tolerability profile and no serious adverse events (“SAEs”) or drug-related discontinuations by study participants, due to unexpectedly low influenza infection among study participants, management determined that the low infectivity obtained in this study hindered antiviral data analysis. A dispute has arisen with the United Kingdom clinical research organization (the “CRO”) that performed the Phase 2a study. The Company contends that the CRO breached its agreement in a number of respects and is requesting that the CRO refund the $6,309,000 it was paid or redo the study. The CRO has implicitly denied liability and is seeking to recover an additional approximately $600,000 from the Company. As of the date of this Report, it appears that the Company will seek to arbitrate the dispute as required under the agreement with the CRO. See the risk factor entitled “We face significant risks and uncertainties surrounding our Influenza A program following an initial Phase 2a study which failed to yield scientifically viable results relating to the product candidate’s efficacy” beginning on page 14. Subject to resolution of this issue or our raising capital to conduct another study, we plan to continue development of oral CC-42344 as a treatment for pandemic and seasonal influenza A.

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

Norovirus and Coronavirus Programs

We developed the novel protease inhibitor CDI-988 as an oral pan-viral treatment of noroviruses and coronaviruses, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases. We believe CDI-988 represents the only oral pan-viral antiviral in development for the treatment and prevention of viral gastroenteritis caused by noroviruses, and coronaviruses, including SARS-CoV-2 and its variants.

Oral CDI-988 was clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study conducted in Australia.

In July 2024 we announced favorable safety and tolerability results from the single-ascending dose (SAD) cohorts of the Phase 1 study with CDI-988. Study participants in the SAD cohorts received CDI-988 in doses ranging from 100 mg to 600 mg. All participants completed the study with no discontinuations. There were no serious adverse events (“SAEs”) or severe treatment-emergent adverse events. No clinically significant observations were noted in laboratory assessments, physical exams or electrocardiograms.

In September 2024 we initiated dosing of the first subjects in the multiple-ascending dose (MAD) portion of the Phase 1 study with CDI-988. Topline Phase 1 study safety and tolerability SAD results and testing of 800 mg for 10 consecutive days were reported in January 2025 indicating favorable safety and tolerability results. We also announced that an additional cohort with a higher dose of 1,200 mg and a shorter treatment duration of five consecutive days would be conducted to further assess CDI-988’s safety, tolerability and pharmacokinetics. In August 2025 we presented favorable safety and tolerability Phase 1 data from all CDI-988 doses, including the high-dose 1200 mg cohort, at the 2025 Military Health System Research Symposium (MHSRS).

In September 2025 we received a Study May Proceed Letter from the FDA to conduct a Phase 1b challenge study in the U.S. evaluating CDI-988 as a norovirus preventive and treatment. In December 2025, we received Institutional Review Board approval from Emory University School of Medicine, the clinical study site for the Phase 1b trial, and announced that subject screening for the study was underway. In February 2026, we announced commencement of the Phase 1b challenge study at Emory University School of Medicine. The study’s primary efficacy endpoint is to assess the reduction in incidence of clinical symptoms, while the secondary efficacy endpoint focuses on the reduction in viral shedding and disease severity. The study will also assess the safety and pharmacokinetic profile of CDI-988.

Therapeutic Targets

Influenza: A worldwide public health problem, including the potential for pandemic Avian Flu.

Influenza is a severe respiratory illness caused primarily by influenza A or B virus. Influenza A viruses are the only influenza viruses known to cause influenza pandemics. Each year there are approximately 1 billion cases of seasonal influenza worldwide, with 3-5 million severe illnesses and up to 650,000 deaths, according to the World Health Organization (“WHO”). On average about 8% of the U.S. population contracts influenza each season, according to the Centers for Disease Control and Prevention (“CDC”). In addition to the health risk, influenza is responsible for approximately $10.4 billion in direct medical costs in the U.S. annually, according to the National Institutes of Health (“NIH”).

Currently approved antiviral treatments for influenza are effective but burdened with significant viral resistance. Strains of influenza virus resistant to the approved treatments oseltamivir phosphate (Tamiflu®), zanamavir (Relenza®) and baloxavir marboxil (Xofluza®) have appeared and in some cases are predominant. For example, the predominant strain of the 2009 swine influenza pandemic was resistant to oseltamivir. Oseltamivir inhibits influenza neuraminidase enzymes, which are not highly conserved between viral strains. According to the WHO, approximately 16% of the H1N1 isolates circulating worldwide were oseltamivir resistant. Also, treatment-emergent resistance to recently approved baloxavir has been observed during clinical trials and the potential transmission of resistant influenza variants could significantly diminish baloxavir effectiveness.

Coronavirus: COVID-19 continues to be a global health concern fueled by an emergence of new strains.

COVID-19 is a global health concern responsible for more than 777 million reported cases globally, including more than 7 million deaths, as of February 2026, according to data reported by the WHO.

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

There is currently no effective treatment or effective vaccine for norovirus, and the ability to curtail outbreaks is limited. We are developing a novel norovirus antiviral candidate for the prophylactic and therapeutic treatment of norovirus infection that is currently in a Phase 1b human challenge clinical study. A few companies have been developing vaccines and are in stages of clinical testing, including Vaxart Pharmaceutical, Moderna, Hillevax, Takeda Pharmaceuticals, Anhui Zhifei Longcom Biopharmaceutical (China) and National Vaccine and Serum Institute (China).

By targeting viral replication enzymes and a viral protease, we believe it is possible to develop an effective treatment for all genogroups of norovirus. Also, because of the significant unmet medical need and the possibility of chronic norovirus infection in immunocompromised individuals, new antiviral therapeutic and prophylactic approaches may warrant an accelerated path to market. We are developing inhibitors of the RNA-dependent RNA polymerase and protease of norovirus. These enzymes are essential to viral replication and are highly conserved between all noroviras genogroups. Therefore, an inhibitor of these enzymes might be an effective treatment or short-term prophylactic agent, when administered during a cruise or nursing home stay, for example. We have developed X-ray quality norovirus polymerase and protease crystals and have identified promising inhibitors. We are implementing our proprietary drug discovery platform technology and approaches that have proven successful in our other antiviral programs.

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

In our influenza A program, our patent portfolio consists of several patent families, that are being prosecuted in the U.S. and various foreign countries. We have a family that is directed to the clinical candidate, CC-42344, which has been granted in several jurisdictions, including the US, China, EPO, India, and Taiwan, and pending in several others. Assuming all necessary annuities or maintenance fees are paid during the lifetime of these patents, their natural term will extend to 2038, absent any available patent term extensions that may be available. Other patent families in this program cover drug products and combination therapies, which are being prosecuted in the U.S. and various foreign countries, including Australia, Brazil, EPO, Israel, India, Japan, Korea, Mexico, and Taiwan. Assuming all necessary annuities or maintenance fees are paid during the lifetime of these patents (or applications once granted), their natural term will extend to 2039, absent any available patent term extensions that may be available.

In our influenza A/B program, our patent portfolio consists of a number of patent families pending in the U.S. and various foreign countries. Aspects of this program were developed in collaboration with Merck, which is legally protecting the intellectual property of the collaboration compounds. We have at least four patent families pending for influenza A/B therapeutics, filed in various jurisdictions including the US, Canada, EPO, Japan, Korea, and Mexico. Assuming all necessary annuities or maintenance fees are paid during the lifetime of these patents (or applications once granted), their natural term will extend to 2039 or 2041, absent any available patent term extensions that may be available.

In our norovirus and coronavirus programs, our patent portfolio consists of three pending families are being prosecuted in the U.S. and various foreign countries. We have two families that are directed to the clinical candidate CDI-988 and structural brethren, which are pending in the U.S. and jurisdictions such as Australia, Brazil, Canada, China, Eurasia, EPO, Indonesia, Israel, India, Japan, Korea, Mexico, Malaysia, New Zealand, Philippines, Singapore, Thailan, Taiwan, and South Africa. Assuming all necessary annuities or maintenance fees are paid during the lifetime of these applications once granted, their natural term will extend to 2041 and 2042, absent any available patent term extensions that may be available.

In our HCV program, our patent portfolio consists of several patent families, with granted patents in the U.S. and several foreign countries. Assuming all necessary annuities or maintenance fees are paid during the lifetime of these patents, their natural term will extend to 2036, absent any available patent term extensions that may be available.

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

In addition to the U.S. requirements such as those enforced by the FDA with respect to safety and efficacy of research, testing, development and production, we also must comply with applicable laws and regulations of any foreign jurisdictions in which we operate. For example, our research and development efforts in Australia for CDI-988, our lead norovirus and coronavirus product candidate, subject us to the Australian government’s laws and regulations pertaining to the research and development, including clinical testing on human subjects, of therapeutic product candidates. Further, our research and development efforts in the United Kingdom for CC-42344 subject us to similar laws and regulations in the United Kingdom.

Our presence in foreign countries has also subjected us to more general laws applicable to operations abroad, such as the U.S. Foreign Corrupt Practices Act (the “FCPA”) and comparable legislation and regulation in foreign jurisdictions. In general, the FCPA prohibits U.S. corporations and their representatives from offering, promising, authorizing or making payments to any foreign government official, government staff member, political party or political candidate to obtain or retain business abroad. The scope of the FCPA includes interactions with certain healthcare professionals in many countries. Other countries have enacted similar anti-corruption laws and/or regulations. Further, because of our reliance on one or more clinical research organizations (“CROs”) and clinical manufacturing organizations (“CMOs”) with respect to our research and development activities both in the U.S. and in foreign jurisdictions, we may have limited control over compliance with such requirements in certain instances.

Human Capital

As of December 31, 2025, we employed 10 full-time employees. Of these full-time employees, eight are engaged in clinical advancement and research and development activities. In addition, we have contracts with CROs, CMOs and consultants to provide chemistry, toxicology, preclinical, clinical, and regulatory work on our programs, including in both preclinical and clinical studies for our product candidates.

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

Summary Risk Factors

Our business is subject to numerous risks and uncertainties that you should consider before investing in our common stock. The following is a summary of the principal risk factors we face:

●	we have had a history of losses and may not generate sustained positive cash flow sufficient to fund our operations and research and development programs;
●	there is substantial doubt about our ability to continue as a going concern;
●	our need for, and ability to obtain, additional financing when needed on favorable terms, or at all;
●	delays or complications in conducting clinical trials, including our Phase 2a study for oral CC-42344 for our Influenza program which we determined must be redone due to an insufficient infection rate;
●	other challenges we face in furthering our research and development efforts, including advancing our product candidates in clinical studies and effectively procuring and working with third party collaborators and regulators in the furtherance thereof;
●	risks related to our development efforts, including the risk that clinical studies may not yield favorable results, or that earlier clinical results of effectiveness and safety may not be adequate, reproducible or indicative of future results;
●	the risks inherent in developing, obtaining regulatory approvals for and commercializing new, commercially viable and competitive products and treatments, including evolving regulatory requirements, public health recommendations and market acceptance;
●	our research and development activities may not result in commercially viable products;
●	our ability to manage our growth and our expanded operations;
●	the performance of our third-party distribution partners, licensees and manufacturers over which we have limited control, including the ability of our CROs to recruit volunteers for clinical studies;
●	changes in regulation and policies in the U.S. and other countries, including a reduction in government spending on healthcare and potential delays within government agencies such as the FDA which may result from ongoing efforts to reduce the size of the federal government and spending by the Trump Administration;
●	increased competition, including the possibility that competitors may develop effective and/or less costly treatments or vaccines, including as part of programs financed by the U.S. government;
●	our success is dependent on the involvement and continued efforts of our Chairman and Co-Chief Executive Officers;
●	the information technology systems that we rely on may be subject to unauthorized tampering, cyberattack or other data security or privacy incidents that could impact our billing processes or disrupt our operations;
●	failure to maintain the security of patient-related information;
●	our ability to obtain and maintain intellectual property protection for our products;
●	our ability to defend our intellectual property rights with respect to our products;
●	our ability to operate our business without infringing the intellectual property rights of others;
●	our ability to attract and retain key scientific and management personnel;
●	failure to obtain and maintain regulatory approval for our products and services;
●	legal, economic, political, regulatory, currency exchange, and other risks associated with international operations;
●	the possibility of a recession or other adverse consequences in the U.S. or other countries which could result from external factors such as Federal Reserve interest rates, the imposition of tariffs and the possibility of trade wars, increases in unemployment rates, wars and geopolitical conflicts and other ongoing or future events which could adversely impact our ability to access capital on favorable terms or at all and further our research and development efforts; and
●	disruptions to operations, including impact on employees, vendors, facilities or technology, or on the industry or economy, from uncontrollable events such as geopolitical conflicts.

RISK FACTORS

RISK RELATED TO OUR FINANCIAL CONDITION

Because there is substantial doubt as to the Company’s ability to continue as a going concern, we may not be successful and our ability to continue our operations is in doubt unless we can access sufficient working capital within the timeframe needed.

The Company has limited capital and substantial accumulated deficit as of the date of this Report. We do not have sufficient working capital and cash flows for continued operations for at least the next 12 months. As a result, management has concluded, and our independent registered public accounting firm has agreed with our conclusion that there is substantial doubt regarding our ability to continue as a going concern for a period of at least 12 months beyond the filing of this Annual Report on Form 10-K. Our continued existence is dependent upon our obtaining the necessary capital to meet our expenditures, and we can provide no assurance that we will be able to raise adequate capital to meet our future working capital needs.

RISKS RELATED TO OUR BUSINESS

We have never generated revenue from product sales, and all of our product candidates are currently in the preclinical and early clinical stage, and we may continue to incur significant losses for the foreseeable future and never generate revenue from product sales.

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

We had an accumulated deficit of $342.2 million from inception through December 31, 2025 and expect to continue losing money in the future. We may never achieve income from operations or have positive cash flow from operations.

As an early-stage drug development company, our focus is on developing product candidates, obtaining regulatory approvals and commercializing pharmaceutical products. As a result, we have accumulated losses of $342.2 million from inception through December 31, 2025, expect losses to continue, and have never generated revenue from product sales. We will need to raise additional capital in the near future to fund our operations and research and development programs for the next 12 months. There can be no assurance that we will ever generate income from operations or have positive cash flow from operations.

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

We are still in the early stages of preclinical and clinical development of our product candidates and have no products approved for commercial sale or presently in clinical trials. However, our ability to conduct clinical trials in a cost-effective manner and within the desired timeframes remains subject to uncertainties, supply chain shortages, and potential difficulties in obtaining adequate participant enrollments, infection rates or other study criteria. For example, see the risk factor below entitled “We face significant risks and uncertainties surrounding our Influenza A program following an initial Phase 2a study which failed to yield scientifically viable results relating to the product candidate’s efficacy.” These and other challenges or events that may arise in the future with respect to our research and development efforts could materially adversely effect our operations and financial position, cause reputational harm or damage our relationships with key or prospective collaborators or have other adverse consequences on us and our business.

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

We face significant risks and uncertainties surrounding our Influenza A program following an initial Phase 2a study which failed to yield scientifically viable results relating to the product candidate’s efficacy.

In December 2024, the Company’s management determined that a Phase 2a study conducted for the Company’s CC-42344 Influenza A product candidate exhibited an inadequately low infectivity rate among participants which hindered antiviral data analysis. Ultimately management has determined that a new Phase 2a study would be necessary to further pursue research and development of this product candidate. A dispute has arisen with the CRO that performed the study, in which the Company contends that the CRO breached its agreement in a number of respects and is requesting that the CRO refund the $6,309,000 it was paid or redo the study. The CRO has implicitly denied liability and is seeking to recover an additional approximately $600,000 from the Company. As of the date of this Report, it appears that the Company will seek to arbitrate the dispute as required under the agreement with the CRO. This development has resulted in considerable delays in the development of our Influenza A program. While we cannot predict the ultimate outcome of these developments, we expect that we will need to conduct a new trial and obtain data that can be used to continue our development of our CC-42344 Influenza A candidate, which development has and will continue to be delayed as a result. Further, our investments in the initial Phase 2a trial process, including the $6,309,000 million we already paid the CRO, could prove to be all or partially lost as a result. For example, we may be unable to recoup all or a significant portion of the amounts we previously paid the CRO. Even if the CRO agrees to conduct a new study at no or a reduced cost, we will still have been delayed in our efforts with respect to the product candidate, and have incurred and will likely continue to incur additional expenses in excess of what were originally incurred and contemplated, as a result of these events, and similar or other issues could arise with any subsequent study or continuance. Further, if we are unable to reach a favorable resolution with the CRO, we would need to raise capital to fund a new study. These developments have created significant risks and uncertainties with respect to CC-42344’s use for Influenza A.

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

We do not expect to independently conduct all aspects of our drug discovery activities, compound formulation research or preclinical testing of product candidates. We rely and expect to continue to rely on third parties to conduct some aspects of our preclinical testing and on third-party CROs to conduct clinical trials. This reliance can materially delay our research and developments efforts, and increase the costs of undertaking them. For example, in the past certain of our CROs experienced staffing shortages and other issues due to the outbreak of Omicron variant cases of COVID-19, resulting in delays and increased costs in researching our product candidates. We have also experienced material delays and cost increases in general throughout the pandemic caused by pandemic-related difficulties faced by our CROs and CMOs. Further, any disputes that may arise from our arrangements with CROs or CMOs may result in additional unexpected expenses and force our management to allocate their limited time to seeking a resolution to the problem, which could materially adversely affect our operations.

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

Our reliance on third-party manufacturers to develop products and our anticipated reliance on third-party manufacturers to produce products we may develop in the future entail risks to which we would not be subject if we supplied the materials needed to develop and manufacture our product candidates ourselves, including:

●	supply chain shortages including as may be caused by ongoing wars or geopolitical conflicts;

●	the inability to meet any product specifications and quality requirements consistently;

●	a delay or inability to procure or expand sufficient manufacturing capacity;

●	discontinuation or recall of reagents, test kits, instruments, and other items used by us in the development, testing, and potential commercialization of products;

●	manufacturing and product quality issues related to scale-up of manufacturing;

●	costs and validation of new equipment and facilities required for scale-up;

●	a failure to comply with cGMP and similar foreign standards;

●	the inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

●	the possibility of breach or termination or nonrenewal of manufacturing agreements with third parties in a manner that is costly or damaging to us;

●	the reliance on a few sources, and sometimes, single sources for raw materials, such that if we cannot secure a sufficient supply of these product components, we cannot manufacture and sell product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

●	the lack of qualified backup suppliers for any raw materials currently purchased from a single source supplier;

●	operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier;

●	carrier disruptions or increased costs beyond our control;

●	misappropriation of our proprietary technology for the purpose of manufacturing a “generic” version of our product or sale of our product to organizations that distribute and sell counterfeit goods, including drugs; and

●	failing to deliver products under specified storage conditions and in a timely manner.

These events could lead to clinical study delays or failure to obtain regulatory approval or impact our ability to successfully commercialize future products. Some of these events could be the basis for regulatory actions or litigation, including injunction, recall, seizure or total or partial suspension of production.

Because we expect to rely on limited sources of supply for the drug substance and drug product of product candidates, any disruption in the chain of supply may cause a delay in developing and commercializing these product candidates.

Part of our business plan envisions establishing manufacturing relationships with a limited number of suppliers to manufacture raw materials, drug substances, and the drug product of any product candidate for which we are responsible for preclinical or clinical development. Each supplier may require licenses to manufacture such components if such processes are not owned by the supplier or in the public domain. As part of any marketing approval, a manufacturer and its processes must be qualified by the FDA or foreign regulatory authorities prior to commercialization. If supply from the approved vendor is interrupted, there could be a significant disruption in commercial supply. An alternative vendor would need to be qualified through a New Drug Application (“NDA”) or marketing authorization supplement, which could cause further delay or increased costs. The FDA or other regulatory agencies outside of the United States may also require additional studies if a new supplier is relied upon for commercial production.

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

We also expect to rely on other third parties to store and distribute drug products for any clinical trials we may conduct. Any performance failure by our distributors could delay clinical development or marketing approval of our product candidates or commercialization of our products, if approved, producing additional losses and depriving us of potential product revenue or incur losses.

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

Because our future commercial success depends on gaining regulatory approval for our products, we cannot generate revenue without obtaining approvals, which is a lengthy and uncertain process.

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

Our efforts to develop our product candidates are limited to a small number of product candidates aimed at treating a small number of viral diseases. To date, we have only entered a limited number of compounds into human clinical trials. We may be unable to progress our product candidates undergoing preclinical testing into clinical trials. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will succeed, and favorable initial results from a clinical trial do not determine outcomes in subsequent clinical trials. The indications of use for which we are pursuing development may have clinical effectiveness endpoints not previously reviewed or validated by the FDA or foreign regulatory authorities, which may complicate or delay our effort to obtain marketing approval. We cannot guarantee that our clinical trials will succeed. In fact, most compounds fail in clinical trials, even at companies far larger and more experienced than us. If any preclinical or clinical trials yield adverse results, it could delay the development of the product candidate, force us to cease pursuing the product candidate, or render it impossible or impracticable to proceed towards commercialization.

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

In addition to patent protection, we rely on trade secret protection and confidentiality agreements to protect proprietary know-how that is not patentable, processes for which patents are difficult to enforce and any other elements of our drug discovery and development processes that involve proprietary know-how, information or technology not covered by patents. Each of our employees agrees to assign their inventions to us through an employee inventions agreement. In addition, as a general practice, our employees, consultants, advisors and any third parties who have access to our proprietary know-how, information or technology enter into confidentiality agreements. Nonetheless, our trade secrets and other confidential proprietary information may be disclosed and competitors may otherwise gain access to our trade secrets or independently develop substantially equivalent information and techniques. In addition, in January 2018 the FDA as part of its Transparency Initiative, launched a voluntary pilot program calling on biopharmaceutical research companies to release clinical study reports summarizing clinical trial data. Based on these trends, the FDA may consider making release of clinical study reports mandatory and may consider making additional information publicly available on a routine basis in response to concerns expressed by the academic community emphasized by the COVID-19 pandemic, including information we may consider to be trade secrets or other proprietary information. If the FDA takes these measures, we may be forced to disclose proprietary information about our product candidates and research, which could materially harm our business.

The laws of some foreign countries do not protect proprietary rights to the same extent or in the same manner as the laws of the United States. We may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad. Further, governments may in the future alter intellectual property rights in a manner adverse to us or to our third-party collaborators, including actions taken at the international level. For example, in June 2022 member countries of the World Trade Organization (“WTO”) agreed to implement a multi-jurisdictional five-year waiver of patent protection with respect to vaccines that target COVID-19 in an effort to fight the pandemic and allow for a more equal distribution of resources towards that goal. Future actions such as the WTO waiver may be taken by the U.S. or foreign governments with respect to products in which we are or may become involved could materially diminish or eliminate our ability to protect the underlying intellectual property rights we rely on for such products, including those licensed from third parties, and as a result any potential competitive advantage would be lost. If we are unable to prevent material disclosure of the non-patented intellectual property related to our technologies to third parties, and there is no guarantee we will have any such enforceable trade secret protection, we may not be able to establish or maintain a competitive advantage in our market, which could materially adversely affect our business, results of operations and financial condition.

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

The availability of our competitors’ products could limit the demand, and the price we can charge, for any products we may develop and commercialize. We will not achieve our business plan if the acceptance of our products is inhibited by price competition, coverage limitations by third party healthcare payors, or the reluctance of physicians to switch from existing drug products to our products, or if physicians switch to other new drug products or reserve our products for use in limited circumstances. Additionally, the biopharmaceutical industry is characterized by rapid technological and scientific change, and we may not be able to adapt to these rapid changes to the extent necessary to keep up with competitors or at all. The inability to compete with existing or subsequently introduced drug products would have a material adverse impact on our business, financial condition and prospects.

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

Because our business relies on proprietary technology and computer systems, we face certain security threats, including threats to our information technology infrastructure, attempts to gain access to our proprietary or confidential information, threats to physical security, and domestic terrorism events. Our information technology networks and related systems are critical to the operation of our business and our research and development efforts. We are also involved with information technology systems for certain third parties, which generally face similar security threats. Cybersecurity threats in particular, are persistent, evolve quickly and include, but are not limited to, computer viruses, attempts to access information, denial of service and other electronic security. While we breaches believe that we have implemented appropriate measures and controls and invested in skilled information technology resources to appropriately identify threats and mitigate potential risks, there can be no assurance that such actions will be sufficient to prevent disruptions to critical systems, the unauthorized release of confidential information or corruption of data. A security breach or other significant disruption involving these types of information and information technology networks and related systems could:

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

Any or all of the foregoing could have a material negative impact on our business, financial condition and prospects.

Failure of our information technology infrastructure to operate effectively could adversely affect our business.

We depend on information technology infrastructure to pursue our business objectives and development efforts with respect to our product candidates. If a problem occurs that impairs this infrastructure, including as a result of an outage or malfunctioning of the hardware and software comprising or contributing to the information technology, the resulting disruption could impede our ability to proceed with research objectives in a timely manner, or otherwise carry on business in the normal course. Any such events could cause us to lose opportunities or progress with respect to product candidates or strategic alliances, and could require us to incur significant resources and expense to remediate.

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

In January 2026, the European Medicines Agency and FDA jointly established new artificial intelligence (“AI”) principles in drug development that provide broad guidance on AI use in evidence generation and monitoring across all phases of a medicine’s lifecycle - from early research and clinical trials to manufacturing and drug safety. These AI principles may lead to future regulatory guidance and requirements in various jurisdictions, which could affect the use of AI in our business.

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

Obtaining coverage and reimbursement approval of a product from a government or other third-party payor is a time-consuming and costly process, and no uniform policy of coverage and reimbursement for products exists among third-party payors in the United States. A primary trend in the U.S. healthcare industry is cost containment. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products. Further, third-party payors are increasingly challenging prices charged for pharmaceutical products, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs when an equivalent generic drug or a less expensive therapy is available. There can be no assurance that coverage and reimbursement will be available for any product we commercialize. Even if we obtain coverage for a given product, the resulting reimbursement payment rates might not be adequate for us to achieve or sustain profitability or may require co-payments that patients find unacceptable. If reimbursement is not available, or is available at limited levels, we may not be able to successfully commercialize product candidates we develop. For example, the U.S. Congress enacted the One Big Beautiful Bill (“OBBB”) Act, which made several changes to the Medicaid program, such as imposing Medicaid work requirements and imposing stricter eligibility and enrollment standards. Most of these policies will take effect in 2027. In addition, the OBBB Act did not extend the availability of enhanced premium subsidies, which subsidize patient premiums for Affordable Care Act (“ACA”) health insurance exchange plans and expired at the end of 2025. If these subsidies are not reinstated, it is possible that patient enrollment in ACA exchange plans could substantially decrease.

Additionally, the volume of drug pricing-related legislation and administrative action continues to increase over recent years. These changes, individually or in combination, could decrease health insurance coverage for patients taking medicines, potentially disrupting access to medicines and reducing our potential market for the products we are seeking to develop.

Due to the 2025 inauguration of a new presidential administration in the U.S., we and our industry face uncertainty including the potential for reduced government funding of research programs and staff and resource reductions at the FDA and other government agencies, which may adversely affect our business.

Since taking office in January 2025, President Trump and his cabinet have expressed an intention of and undertaken efforts to reduce the size and spending of the federal government. For example, as part of this initiative, President Trump established the Department of Government Efficiency (“DOGE”), which was tasked with reducing government spending and increasing efficiency of the federal government and its component agencies. Although disbanded in late 2025, its charter is active until July 4, 2026 and many of its functions were integrated into the broader federal administration, demonstrating the continuing principles and objectives aimed at reducing the workforce of the federal government and eliminating other expenditures, such as facility leases, used by the federal government and its component agencies. While these and other actions taken by the Trump Administration could be viewed as a part of a larger goal of de-regulation, a consequence of these developments and other actions taken by the Trump Administration could be reduced resources, employees and contractors at the FDA and other federal agencies on which our operations depend or through which regulatory approvals are or will be required for us and our product candidates and programs. For example, less staff and resources at the FDA could result in the approval process for clinical trials or product candidates having a longer duration or being more costly to expedite. Additionally, government funding for research and development programs such as those we are pursuing could be significantly reduced, which could have the effect of limiting or eliminating our ability to access the capital needed to fund our programs. Any of these or other outcomes of President Trump’s term and government action generally, which remain uncertain, could materially adversely affect us.

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

If any of our product candidates are approved for commercialization, we may enter into agreements with third parties to market them on a worldwide basis or in more limited geographical regions. We expect we will be subject to additional risks related to entering into international business relationships, including:

●	different regulatory requirements for drug approvals in foreign countries;

●	reduced protection for intellectual property rights;

●	unexpected changes in tariffs, trade barriers and regulatory requirements;

●	economic weakness, including inflation, or political instability in foreign economies and markets;

●	compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;

●	foreign taxes, including withholding of payroll taxes;

●	foreign currency fluctuations, which could cause increased operating expenses and reduced revenues, and other obligations incident to doing business in another country;

●	workforce uncertainty in countries where labor unrest is endemic;

●	the impact of any war or hostilities such as the of the wars in the Middle East and Ukraine;

●	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and

●	business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.

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

As of March 25, 2026, we have 10 full-time employees. As our Company matures, we expect to expand our employee base to increase our managerial, scientific and operational, commercial, financial and other resources and to hire more employees, consultants and contractors. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and to manage these growth activities. We may not be able to effectively manage the expansion of our operations, which may cause weaknesses in our infrastructure, and give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as developing additional product candidates. If our management cannot effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, we may not be able to implement our business strategy and we may face reputational or operational harm. Our future financial performance and our ability to commercialize product candidates and compete effectively will depend, in part, on our ability to manage our future growth.

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

If we obtain FDA approval for any of our product candidates and commercialize those products in the United States, our operations may be directly, or indirectly through our customers, subject to various federal and state fraud and abuse laws, including, without limitation, the federal Anti-Kickback Statute and the federal False Claims Act. These laws may impact, among other things, our proposed sales, marketing and education programs. We may be subject to patient privacy regulation by the federal government and by the U.S. states and foreign jurisdictions in which we conduct our business. The laws that may affect our ability to operate include:

●	the federal Anti-Kickback Statute, which prohibits, among other things, persons from knowingly and willfully soliciting, receiving, offering or paying remuneration, directly or indirectly, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under a federal healthcare program, such as the Medicare and Medicaid programs;

●	federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payers that are false or fraudulent;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which created federal criminal statutes that prohibit executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters;

●	HIPAA, as amended by the Health Information Technology and Clinical Health Act of 2009, or HITECH, and its implementing regulations, which imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	The U.S. Department of Justice Final Rule on Preventing Access to U.S. Sensitive Personal Data and Government-Related Data by Countries of Concern or Covered Persons, which impacts how and where clinical and other sensitive data is shared; and

●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payer, including commercial insurers, and state and foreign laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

If our operations are found to violate any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including, without limitation, civil and criminal penalties, damages, fines, possible exclusion from Medicare, Medicaid and other government and private healthcare programs, and curtailment or restructuring of our operations, which could adversely affect our ability to operate our business and our results of operations.

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

Our stock price and trading volume is volatile, and the limited periods in which there were increases to our stock price and trading volume have historically been temporary in nature. Therefore, there can be no assurance that our stock price or trading volume will increase in the future, permanently or at all. Our common stock may continue to be volatile and could materially fall for a number of reasons including:

●	Announcements by the FDA of final approval of vaccines and treatments for diseases we target;

●	Announcements relating to the spread of new variants of diseases we target;

●	Announcements by competitors that they are initiating human trials of drugs to treat the diseases we target;

●	Events which demonstrate that the spread or intensity of diseases has receded;

●	Our disclosure that the use of our technology and the patents we licensed do not appear promising for the treatment of this virus;

●	The results of or developments with respect to our clinical trials;

●	Our announcement concerning the initiation of or delay in our planned clinical trials; or

●	The occurrence of any other events or factors which may create unusual volatility in volumes and prices.

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

The market price of our common stock will depend on a number of factors, many of which are beyond our control and may not be related to our operating performance. These fluctuations could cause you to lose all or part of your investment in our common stock since you might be unable to sell your shares at or above the price you paid. Factors that could cause fluctuations in the market price of our common stock include the following:

●	price and volume fluctuations in the overall stock market from time-to-time;

●	due to external factors such as wars and geopolitical turmoil, a possible recession, inflation or other events, including the wars in the Middle East and Ukraine or other unknown hostilities, investors may sell our common stock to meet margin calls on other stocks or as the result of economic disruptions;

●	volatility in the market prices and trading volumes of biotechnology stocks generally, or those in our peer group in particular;

●	changes in operating performance and stock market valuations of other biotechnology companies generally, or those in our industry in particular;

●	sales of shares of our stock by us or our stockholders;

●	the failure of securities analysts to maintain coverage of us, changes in financial estimates by securities analysts who follow our company or our failure to meet these estimates or the expectations of investors;

●	Announcement of a future reverse split or our failure to obtain stockholder approval for a reverse split;

●	announcements by us or our competitors of new novel medicines;

●	the public’s reaction to our earnings releases, other public announcements and filings with the SEC;

●	rumors and market speculation involving us or other companies in our industry;

●	actual or anticipated developments in our business, our competitors’ businesses or the competitive landscape generally;

●	actual or anticipated changes in our operating results or fluctuations in our operating results;

●	developments or disputes concerning our intellectual property or other proprietary rights;

●	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	any significant change in our management.

In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against these companies. Any litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Because of central bank actions to combat inflation, the imposition of and uncertainties surrounding tariffs, wars and geopolitical conflicts, and other major events, the effect on the capital markets and the economy is uncertain, and we may have to deal with a recessionary economy and economic uncertainty including possible material adverse effects upon our business.

Following President Trump’s inauguration in January 2025, certain trends and events have unfolded and continue to evolve and develop which are affecting and have the potential to further affect the global and United States capital markets and economies, including the continued high central bank interest rates, the imposition and threat of tariffs as well as subsequent developments and uncertainties surrounding tariffs, trade wars among nations and ongoing wars geopolitical conflicts, and uncertain capital markets with significant volatility and declines in leading market indexes thus far 2026. The duration and scope of these events and their impact are at best uncertain, and their continuation may result in negative consequences on the U.S. or global economies.

The impositions of tariffs by the U.S. and any retaliatory actions by foreign countries, as well as refunds on tariffs following the U.S. Supreme Court’s ruling to strike down certain tariffs, could contribute to higher inflation and reduced economic activity for a prolonged period of time, thereby delaying any rate reductions or potentially resulting in rate increases in the future, as well as reduced demand for mortgages. Similarly, the wars in the Middle East and the Ukraine could also contribute to increased and prolonged inflation including by increasing the price of oil and causing adverse impacts on supply chains. These uncertainties and developments could result in supply chain issues, higher prices for goods and services or other adverse consequences on us and our contractors. In addition, these events come with an increased probability for an economic downturn or recession by making it more difficult for businesses to borrow money and individuals to maintain employment. Further, in February the labor market unexpectedly declined notwithstanding many economists anticipating growth for the month, further contributing to uncertainty and a potentially recessionary environment.

These developments follow the increase in interest rates that began in 2022 as the Federal Reserve in U.S. and central banks in other jurisdictions have sought to combat inflation. While in the U.S. inflation has since declined, many economists view additional increases in inflation as a likely or possible consequence of these developments. Uncertainty surrounding rising or elevated prices and concerning the state and prospects for the U.S. and global economies and capital markets in the near term remains and has amplified due to the factors described above. If inflation does not fall low enough and/or the Federal Reserve declines to reduce interest rates in the near term, or tariffs and related developments adversely impact the economy, the result could be tipping the U.S. economy into a recession. In the wake of these events, the U.S. and global capital markets have demonstrated substantial volatility in the first quarter of 2026, as many investors consider economic outlooks to be uncertain and consider the risk of a recession and a decline in the marketplace to be increasingly probable or imminent. Ultimately the economy may turn into a recession with uncertain and potentially severe impacts upon the public capital markets and us. Among the potential consequences could be a substantial decline in stock prices including ours, a reduction in demand for securities of public companies (which may be more prevalent for smaller companies such as us) and more difficulty for us to raise capital we need and accessing capital on favorable terms or at all as a result. These and related consequences could also impact our vendors which could have negative impacts on us and our research programs. We cannot predict how this will affect our business, but the impact may be material and adverse.

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

As of March 24, 2026, out of approximately 13,785,759 shares of common stock outstanding, approximately 7,743,000 of which are either free trading or may be sold without volume or manner of sale limitations under Rule 144. The remainder of our shares, because they are held by our officers, directors and one 5% stockholder subject to a voting agreement, who we deem affiliates, are subject to additional restrictions as described below.

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

Further, in September 2025 the Company issued and sold 5,529,420 two-year warrants to purchase common stock at an exercise price of $1.50 per share, and subsequently registered the resale of such underlying shares of common stock on a registration statement on Form S-1 which became effective on September 25, 2025. In total, the Company has 7,222,821 warrants outstanding as of the date of this Report. The exercise of all or a substantial amount of these warrants and sale of the underlying shares could result in volatility and dilution to our existing shareholders.

Additionally, as of December 31, 2025, we had approximately 537,000 options and 230,000 RSUs outstanding that, if fully exercised, would result in the issuance of 767,000 shares of common stock.

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

In accordance with the provisions of our Certificate of Incorporation, our Board may issue one or more additional series of preferred stock that have more than one vote per share, so long as the Board obtains the majority approval of the stockholders who formerly held our Series A Convertible Preferred Stock, which is no longer authorized. This could permit our Board to issue preferred stock to investors who support our management and give effective control of our business to our management. Issuance of preferred stock could block an acquisition resulting in both a drop in our stock price and a decline in interest of our common stock. This could make it more difficult for stockholders to sell their common stock. This could also cause the market price of our common stock shares to drop significantly, even if our business is performing well.

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

We lease approximately 15,400 square feet of office and laboratory space in Bothell, Washington under two operating lease agreements expiring in January 2029 and January 2031, respectively.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on The Nasdaq Capital Market under the symbol “COCP”. As of March 31, 2026, there were approximately 205 holders of record of our common stock.

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

Company Overview

We develop novel medicines for use in the treatment of human viral diseases. Cocrystal has been developing novel technologies and approaches with the goal of creating viable antiviral drug candidates. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

The following provides a summary overview of certain advancements in key aspects of our business:

Pandemic and Seasonal Influenza A

●	An initial oral CC-42344 Phase 2a study for CC-42344 resulted insufficient data as to efficacy, however the product candidate did demonstrate favorable safety and tolerability profile, with no serious adverse events (SAEs) and no drug-related discontinuations by study participants.

●	We plan to continue development of oral CC-42344 as a treatment for pandemic and seasonal influenza A including by conducting a new Phase 2a trial to obtain scientifically viable efficacy results, which among other conditions will require us to raise additional capital, as described elsewhere in this Report.

●	Preclinical development is progressing with an inhaled formulation of CC-42344 as a treatment and prophylaxis for influenza A.

Pandemic and Seasonal Influenza A/B Program

●	Novel inhibitors effective against both influenza strains A and B have been identified and are in the preclinical stage.

Oral Protease Inhibitor CDI-988

●	A novel, broad-spectrum pan-viral 3CL protease inhibitor antiviral drug candidate CDI-988 for clinical development as an oral treatment for coronaviruses (including SARS-CoV-2) and norovirus.
●

In January 2025 we announced topline favorable safety and tolerability from a Phase 1 study dosing up to 800 mg per day for 10 consecutive days. We also announced that an additional cohort with a higher dose of 1,200 mg and a shorter treatment duration of five consecutive days would be conducted to further assess CDI-988’s safety, tolerability and pharmacokinetics.

●

In August 2025 we presented favorable safety and tolerability Phase 1 data from all CDI-988 doses, including the high-dose 1200 mg cohort, at the 2025 Military Health System Research Symposium (MHSRS).

●	In September 2025 we received a Study May Proceed Letter from the FDA to conduct a Phase 1b challenge study in the U.S. evaluating CDI-988 as a norovirus preventive and treatment.
●	In December 2025, we received Institutional Review Board approval from Emory University School of Medicine, the clinical study site for the Phase 1b trial, and announced that subject screening for the study was underway.

Replication Inhibitors

○	We are using our proprietary structure-based drug discovery platform technology to discover replication inhibitors for orally administered therapeutic and prophylactic treatments for SARS-CoV-2. Replication inhibitors hold potential to work with protease inhibitors in a combination therapy regimen.

Results of Operations

Research and Development Expense

Research and development expenses consist primarily of compensation-related costs for our employees dedicated to clinical advancement and research and development activities and for our Scientific Advisory Board members, as well as lab supplies, lab services, and facilities and equipment costs.

Total research and development expenses were $5,055,000 for the year ended December 31, 2025, compared with $12,537,000 for the year ended December 31, 2024. The decrease of $7,482,000 was primarily due to the winding down of clinical study costs for our drug candidates, particularly in connection with an initial Phase 2a study for our CC-42344 influenza a product candidate, and reductions in employee related expenses. We expect to incur additional expenses in future periods to pursue a new Phase 2a study for CC-42344 following unexpectedly low infection rates in the initial study as described above under “Risk Factors.”

	For the Twelve Months Ended December 31,
	2025	2024
Influenza Program	$1,083	$6,861
Norovirus and Coronavirus Programs	2,545	3,245
Other discoveries	388	563
Total External cost	4,016	10,669
Indirect allocations:
Salaries, Stock based compensation and other employee expenses	974	1,751
Depreciation and other cost	65	117
Total R&D expense	$5,055	$12,537

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses were $3,964,000 for the year ended December 31, 2025, compared with $5,341,000 for the year ended December 31, 2024. This decrease of $1,377,000 was primarily due to reduction of insurance, compensation and other general administrative expenses.

	December 31,2025	December 31, 2024
Salaries and Wages	$869	$1,791
Professional/outside services	540	810
Legal Consultants	587	588
Rental Expense	697	669
Investor and Public relations	330	414
Business Insurance	241	286
Public Company expenses	195	371
Travel and other Expense	505	412
Total G&A expense	$3,964	$5,341

Total other Income/Expense

Total other income, net was $188,000 for the year ended December 31, 2025, compared to total other income, net of $374,000 for the year ended December 31, 2024. This decrease of $186,000 was primarily due to a decrease in interest income.

Interest income was $134,000 for the year ended December 31, 2025, compared to interest income of $537,000 for the year ended December 31, 2023. The interest income was primarily earned on cash held in interest bearing bank accounts.

We also had foreign exchange gain (loss) of $54,000 and ($163,000) for the years ended December 31, 2025 and 2024, respectively, related to currency exchange rate measurements with regards to our Australian operations.

Net Loss

As a result of the above factors, net loss for the years ended December 31, 2025 and 2024 was $8,831,000 and $17,504,000, respectively.

Liquidity and Capital Resources

For the year ended December 31, 2025, net cash used in operating activities was $8,192,000, compared to net cash used in operating activities of $16,485,000 for the year ended December 31, 2024. This decrease was primarily related to the prior period expenses of our Influenza A Phase 2a clinical trial and completion of our Norovirus/Coronaviruses Phase 1 clinical trial.

For the year ended December 31, 2025, net cash used in investing activities netted to $12,000, compared to net cash used in investing activities of $8,000 for the year ended December 31, 2024. Investing activities consisted of capital expenditures for lab equipment, software, and networking for our Lab located in Bothell, Washington.

For the year ended December 31, 2025, net cash provided by financing activities was $5,369,000, compared to $0 for the year ended December 31, 2024. Net cash provided by financing activities in 2025 was result of capital raises by the sale of equity.

We expect that our reported cash balance is not be sufficient to support the Company’s working capital needs for the 12 months following the filing of this Report, taking into account our intended research and development efforts in 2025. As a result, we need to raise additional capital to support our ongoing and anticipated working capital needs.

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

On September 12, 2025, the Company, entered into a securities purchase agreement with certain accredited investors, pursuant to which the Company sold to the investors (i) in a registered direct offering, an aggregate of 2,764,710 shares of the Company’s common stock, at a price of $1.70 per share (and (ii) in a concurrent private placement, warrants to purchase up to an aggregate of 5,529,420 shares of common stock (“the Investor Warrants”), at an initial exercise price of $1.50 per share. The Investor Warrants are exercisable upon issuance and will expire on September 27, 2027. Wainwright acted as the Company’s placement agent in connection with offering. The Company paid Wainwright consideration consisting of (i) a cash fee equal to 7.0% of the aggregate gross proceeds in the offering, (ii) a management fee equal to 1.0% of the aggregate gross proceeds in the offering, (iii) reimbursement of certain expenses and (iv) warrants to acquire up to an aggregate of 207,353 shares of common stock (the “Placement Agent Warrants”). The Placement Agent Warrants are similar to the Investor Warrants, except that the initial exercise price of the Placement Agent Warrants is $2.125 per share. The Company received net proceeds of $4.18 million from the sale of its common shares and warrants in the direct offering.

On October 28, 2025, the Company entered into a securities purchase agreement with four accredited inside the Company investors (under which the investors purchased a total of 743,024 units of the Company’s securities. The units were priced at-the-market under the rules of the Nasdaq Stock Market at a purchase price of $1.39 per unit. Each unit consisted of one share of common stock and one warrant to purchase two shares of common stock at an exercise price of $1.24 per share over a 27-month period. The investors did not receive registration rights. The gross proceeds were $1.03 million.

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

Cautionary Note Regarding Forward Looking Statements

This Annual Report includes forward-looking statements within the meaning of The Private Securities Litigation Reform Act of 1995, including statements regarding our plans for the future development of preclinical and clinical drug candidates, our expectations regarding future characteristics of the product candidates we develop, the expected time of achieving certain value driving milestones in our programs, including, preparation, commencement and advancement of clinical studies for certain product candidates in 2025, our expectations with respect to market opportunities for certain product candidates and our plans regarding further clinical development of such product candidates, our search for collaboration partners, our expectations regarding future operating results, the suitability and adequacy of our properties and capital resources, expectations with respect to our intellectual property rights, and our future liquidity and efforts to raise additional capital.

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

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements include inflation, affordability, a deteriorating labor market, the possibility of recession, increases or other developments with respect to interest rates, uncertainty surrounding the impacts arising from imposed and threatened tariffs and developments with respect thereto, and wars and geopolitical conflicts including those in the Middle East and Ukraine on our Company, our collaboration partners, and on the U.S. and global economies, including manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future CROs and CMOs, the progress and results of the studies for CC-42344 and CDI-988 including issues with the initial Phase 2a study for CC-42344 which will prolong the development timeline of such product candidate, the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, our and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of future preclinical and clinical trials, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes including based on initiatives and actions taken by the Trump Administration which could, among other things, result in delays in regulatory approvals or limit access to federal funding for our programs, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by the U.S. government, and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on such uncertainties and risks is contained in the “Risk Factors” in Item 1A of this Annual Report. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see “Item 1A – Risk Factors” and our other filings with the SEC.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. Generally Accepted Accounting Principles, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses. On an ongoing basis, we evaluate these estimates and judgments, including those described below. We base our estimates on our historical experience and on various other assumptions that we believe to be reasonable under the circumstances. These estimates and assumptions form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results and experiences may differ materially from these estimates. While our significant accounting policies are more fully described in the accompanying notes to the consolidated financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2025, we believe that the following accounting policies are the most critical to aid you in fully understanding and evaluating our reported financial results and affect the more significant judgments and estimates that we use in the preparation of our consolidated financial statements.

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

COCRYSTAL PHARMA, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Cocrystal Pharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Cocrystal Pharma, Inc. (the “Company”) and subsidiaries as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Weinberg & Company, P.A

Los Angeles, California

March 31, 2026

COCRYSTAL PHARMA, INC.

CONSOLIDATED BALANCE SHEETS

(Dollars and shares in thousands, except per share data)

	December 31, 2025	December 31, 2024

Assets
Current assets:
Cash	$7,025	$9,860
Restricted cash	75	75
Tax credit receivable	706	1,215
Prepaid expenses and other current assets	328	430
Total current assets	8,134	11,580
Property and equipment, net	93	153
Deposits	95	29
Operating lease right-of-use assets, net (including $152 and $42 to related party)	1,390	1,694
Total assets	$9,712	$13,456

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,876	$2,127
Current maturities of operating lease liabilities (including $49 and $42 to related party)	334	301
Total current liabilities	2,210	2,428
Long-term liabilities:
Operating lease liabilities (including $104 and $0 to related party)	1,171	1,505
Total long-term liabilities	1,171	1,505
Total liabilities	3,381	3,933

Commitments and contingencies

Stockholders’ equity:
Common stock $0.001 par value; 100,000 and 150,000 shares authorized as of December 31, 2025 and 2024, respectively; 13,784 and 10,174 shares issued and outstanding as of December 31, 2025 and 2024, respectively	13	10
Additional paid-in capital	348,567	342,931
Accumulated deficit	(342,249)	(333,418)
Total stockholders’ equity	6,331	9,523
Total liabilities and stockholders’ equity	$9,712	$13,456

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars and shares in thousands, except per share data)

	December 31,
	2025	2024

Operating expenses:
Research and development	$5,055	$12,537
General and administrative	3,964	5,341
Total operating expenses	9,019	17,878

Loss from operations	(9,019)	(17,878)

Other income (expense):
Interest income, net	134	537
Foreign exchange gain (loss)	54	(163)
Total other income, net	188	374

Net loss	$(8,831)	$(17,504)

Net loss per common share, basic and diluted	$(0.78)	$(1.72)
Weighted average number of common shares outstanding, basic and diluted	11,290	10,174

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2023	10,174	$10	$342,288	$(315,914)	$26,384
Stock-based compensation	-	-	643	-	643
Net loss	-	-	-	(17,504)	(17,504)
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523
Sale of common stock in ATM, net of transaction costs	85	-	154	-	154
Stock-based compensation	-	-	270	-	270
Share issuance from RSU award	17	-	-	-	-
Sale of common stock and warrants, net of transaction costs	3,508	3	5,212	-	5,215
Net loss	-	-	-	(8,831)	(8,831)
Balance as of December 31, 2025	13,784	$13	$348,567	$(342,249)	$6,331

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	December 31,
	2025	2024

Cash flows from operating activities:
Net loss	$(8,831)	$(17,504)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	72	126
Right of use assets	304	320
Stock-based compensation	270	643
Change in operating lease liabilities	(301)	(210)
Changes in operating assets and liabilities:
Tax credit receivable	509	(325)
Prepaid expenses and other current assets	102	1,343
Deposits	(66)	17
Accounts payable and accrued expenses	(251)	(895)
Net cash used in operating activities	(8,192)	(16,485)

Investing activities:
Purchases of property and equipment	(12)	(8)
Net cash used in investing activities	(12)	(8)

Financing activities:
Proceeds from the sale of common stock under ATM	154	-
Proceeds from sale of common stock and warrants, net of transaction costs	5,215	-
Net cash provided by financing activities	5,369	-

Net decrease in cash and restricted cash	(2,835)	(16,493)
Cash and restricted cash at beginning of period	9,935	26,428
Cash and restricted cash at end of period	$7,100	$9,935

Supplemental disclosure:
Non-cash investing and financing activities
Initial recognition of right-of-use assets and lease liabilities	$-	$163

See accompanying notes to consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the years ended December 31, 2025 and 2024

1. Organization and Business.

Cocrystal Pharma, Inc. (“we”, the “Company” or “Cocrystal”), a biopharmaceutical company, has been developing novel technologies and approaches with the goal of creating viable antiviral drug candidates since its initial funding in 2008. Our focus is to pursue the development and commercialization of broad-spectrum antiviral drug candidates that will transform the treatment and prophylaxis of viral diseases in humans. By concentrating our research and development efforts on viral replication inhibitors, we plan to leverage our infrastructure and expertise in these areas.

In September 2021, the Company opened a wholly owned foreign subsidiary in Australia named Cocrystal Pharma Australia, Ltd (“Cocrystal Australia”) with the objective of operating clinical trials in Australia.

Going Concern

The Company’s consolidated financial statements have been prepared and presented on a basis assuming it will continue as a going concern. As reflected in the accompanying consolidated financial statements, for the year ended December 31, 2025, the Company recorded a net loss of approximately $8.8 million and used cash in operating activities of $8.2 million, and at December 31, 2025, the Company has an accumulated deficit of $342.2 million. As of December 31, 2025, the Company had an unrestricted cash balance of $7.0 million and working capital of approximately $5.9 million. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures. Due to ongoing research and development efforts, we expect to continue to incur net losses and negative cash flows from operating activities for the foreseeable future. These conditions raise substantial doubt about our ability to continue as a going concern within one year from the issuance of these consolidated financial statements.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through December 31, 2025, the Company has primarily funded its operations through equity offerings.

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

Segments

The Company’s Co-Chief Executive Officer and President (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Cocrystal Pharma, Inc. The measure of segment assets is reported on the consolidated balance sheets as total assets (see Note 12).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution accounts are held. At December 31, 2025 and 2024, our primary operating account held approximately $7,025,000 and $9,860,000, respectively, and our collateral account balance of $75,000 as of December 31, 2025 and other cash accounts are maintained at different institutions. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

Cash and Restricted Cash

The Company considers all highly liquid investments with an original maturity from the date of purchase of three months or less to be cash equivalents, and the Company held no cash equivalents as of December 31, 2025 and 2024.

The following table provides a reconciliation of cash and restricted cash reported within the consolidated balance sheets that sum to the total of the same such amounts shown in the consolidated statements of cash flows (in thousands):

	December 31, 2025	December 31, 2024
Cash	$7,025	$9,860
Restricted cash	75	75
Total cash and restricted cash shown in the statements of cash flows	$7,100	$9,935

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

The Company categorizes its cash and restricted cash as Level 1 fair value measurements. The Company categorizes its warrants potentially settleable in cash as Level 3 fair value measurements. The warrants potentially settleable in cash are measured at fair value on a recurring basis and are being marked to fair value at each reporting date until they are completely settled or meet the requirements to be accounted for as component of stockholders’ equity. The warrants are valued using the Black-Scholes option pricing model as discussed in Note 6 – Warrants. At December 31, 2025 the Company had 7,222,821 warrants outstanding and no warrants outstanding at December 31, 2024.

At December 31, 2025 and 2024, the carrying amounts of financial assets and liabilities, such as cash, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature.

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

Patent and Licensing Related Legal and Filing Costs

Due to the significant uncertainty associated with the successful development of one or more commercially viable products based on the Company’s research efforts and related patent applications, all patent-related legal and filing fees and licensing-related legal fees are charged to operations as incurred. Patent and licensing-related legal and filing costs were $380,000 and $497,000 for the years ended December 31, 2025 and 2024, respectively. Patent and licensing related legal and filing costs are included in general and administrative costs in the Company’s consolidated statements of operations.

Research and Development Expenses

Research and development costs consist primarily of fees paid to consultants and outside service providers, and other expenses relating to the acquisition, design, development and testing of the Company’s clinical products. All research and development costs are expensed as incurred. Research and development costs are presented net of tax credits.

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The refundable credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records refundable tax credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not; they will be received. During the year ended December 31, 2025, the Company recorded tax credits receivable of $661,910. The amount remained outstanding at year end and was recorded as a reduction of research and development expense.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	December 31,
	2025	2024
Outstanding options to purchase common stock	537	550
Warrants to purchase common stock	7,223	-
Unvested restricted stock units	97	164
Total	7,857	714

Recent Accounting Pronouncements

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

3. Foreign Currency Remeasurement

The U.S. dollar has been determined to be the functional currency for the net assets of Cocrystal Australia operations. The transactions are recorded in the local currencies and are remeasured at each reporting date using the historical rates for nonmonetary assets and liabilities and current exchange rates for monetary assets and liabilities at the balance sheet date. Exchange gains and losses from the remeasurement of monetary assets and liabilities are recognized in other income (loss). The Company recognized a gain of approximately $54,000 and a loss of approximately $163,000 for the years ended December 31, 2025 and 2024, respectively.

As of December 31, 2025 and 2024, the Company’s cash and restricted cash balances consisted of the following (in thousands):

	2025	2024
U.S. Dollars	$6,195	$9,554
Australian Dollars – in US $	905	381
Cash Balance	$7,100	$9,935

4. Property and Equipment

Property and equipment as of December 31, consists of the following (table in thousands):

	2025	2024
Lab equipment (excluding equipment under finance leases)	$1,777	$1,765
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,094	2,082
Less accumulated depreciation	(2,001)	(1,929)
Property and equipment, net	$93	$153

Depreciation expense was $72,000 and $126,000 for the years ended December 31, 2025 and 2024, respectively.

5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following as of December 31, (table in thousands):

	2025	2024
Accounts payable	$890	$1,542
Accrued compensation	85	117
Accrued other expenses	901	468
Total accounts payable and accrued expenses	$1,876	$2,127

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

As of December 31, 2025, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had approximately 13,784,000 and 10,174,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

At-The-Market Offering

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. The Company sold 85,076 shares of its common stock at an average price of $1.88 under the ATM agreement during the three and nine months ended September 30, 2025. Prior to the termination of the ATM on September 12, 2025, the Company had sold a total 1,200,152 shares of its common stock for total net proceeds of approximately $2,380,000 pursuant to the ATM Agreement. On September 12, 2025, the Company and Wainwright agreed to terminate the sales of shares under the ATM Agreement and filed a prospectus supplement with the SEC to that effect. As a result of this, the at-the-market offering under the ATM Agreement is no longer ongoing as of September 12, 2025, and the Company will not make any sales of common stock pursuant to the ATM Agreement unless and until a new prospectus supplement is filed with the SEC; however, the ATM Agreement remains in full force and effect.

Sale of common stock and warrants

On October 28, 2025, we entered into a securities purchase agreement with four accredited investors under which the investors purchased a total of 743,024 units of the Company’s securities. The units were priced at-the-market under the rules of The Nasdaq Stock Market at a purchase price of $1.39 per unit. Each unit consisted of one share of common stock and one warrant to purchase two shares of common stock at an exercise price of $1.24 per share over a 27-month period. The investors did not receive registration rights. The gross proceeds were $1,032,000. The investors were four insiders of the Company.

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

Warrants

The following is a summary of activity in the number of warrants outstanding to purchase the Company’s common stock for the years ended December 31, 2025 and 2024 (table in thousands):

	Shares underlying warrants	Weighted average Exercise price	Aggregate Intrinsic Value
Outstanding, December 31, 2024	-	$-	-
Exercised	-	-	-
Granted	7,222,821	1.46	-
Expired	-	-	-
Outstanding, December 31, 2025	7,222,821	$1.46	-

The Company had approximately 7,222,821 warrants outstanding as of December 31, 2025 and no warrants outstanding as of December 31, 2024.

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

As of December 31, 2025 there have been no equity awards issued under the 2025 Plan.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of December 31, 2025:

Shares Available for Grant
Balance at December 31, 2024	27
2015 Plan expiration	(27)
2025 Plan approval	1,500
Balance at December 31, 2025	1,500

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance as of December 31, (in thousands):

	2025	2024

Stock options issued and outstanding	537	550
Restricted stock units issued and outstanding	230	256
Shares authorized for future option grants	1,500	27
Warrants outstanding	7,223	-
Total	9,490	833

Stock Options

The following table summarizes stock option transactions for the 2015 and 2025 Plan, collectively, for year ended December 31, 2025 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2023	558	$10.37	$-
Granted	-	-	-
Cancelled	(8)	-	-
Balance at December 31, 2024	550	$10.37	$-
Exercised	-	-	-
Granted	-	-	-
Cancelled	(13)	-	-
Balance at December 31, 2025	537	$8.91	$-

No options were granted during the years ended December 31, 2025 and 2024.

For options granted and outstanding, there were 537,000 options outstanding which were fully vested or expected to vest, a weighted average exercise price of $8.91 and weighted average remaining contractual term of 6.25 years at December 31, 2025. For vested and exercisable options, outstanding shares totaled 512,000. These options had a weighted average exercise price of $9.23 per share and a weighted-average remaining contractual term of 6.18 years at December 31, 2025.

The aggregate intrinsic value of outstanding and exercisable options at December 31, 2025 was calculated based on the positive difference between the closing price of the Company’s common stock as reported on the Nasdaq Capital Market on December 31, 2025 of approximately $0.98 per share. As of December 31, 2025, total outstanding and exercisable options had no intrinsic value.

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

	Total Restricted Stock units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested and expected to vest at December 31, 2024	164	$1.76	$-
Exercised	-	-	-
Forfeited	(9)	-	-
Vested	(58)	-	-
Unvested and expected to vest at December 31, 2025	97	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the twelve months ended December 31, 2025 and 2024, equity-based compensation expense recorded on vested options and RSU was $270,000 and $643,000, respectively. As of December 31, 2025, there was approximately $57,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 0.371 years and as of December 31, 2025, there was approximately $165,000 of total unrecognized compensation expense related to non-vested RSU that is expected to be recognized over a weighted average period of 0.88 years.

8. Collaborations

NIH/NIAID award

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

Phase 1b Clinical Trial

On June 9, 2025 the Company engaged Emory University, a nonprofit research institution of higher education, to conduct a Phase 1b human challenge study evaluating CDI-988 for norovirus prevention and treatment. The cost of the agreement including protocol development, study performance and virology is budgeted at approximately $3 million.

The Company has expensed $564,000 during the 2025 year, which includes $521,000 in accrued expense at December 31, 2025.

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

Following an internal review and consultation, the Company is not in agreement with hVIVO Phase 2a clinical trial practices and is in discussions to resolve the matter.

9. Income Taxes

The Company’s income (loss) before provision (benefit) for income taxes for years ended December 31, 2025 and 2024, respectively were generated in the following jurisdictions (in thousands):

	Years Ended December 31,
	2025	2024
Domestic	(7,868)	(15,898)
Foreign	(963)	(2,729)
Worldwide income	(8,831)	(18,627)

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

As a result of operating loss and tax credit carryforward benefits being offset by valuation allowances, there is no current or deferred federal, state or foreign tax expense in 2025 or 2024. There were no federal, state or foreign tax payments in 2025.

Significant components of the Company’s deferred income taxes at December 31, 2025 and 2024 are shown below (table in thousands):

	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$26,325	$23,672
Compensation	550	666
Research and development tax credits	3,736	3,543
Capitalized and Research Expenditures	5,992	6,935
Other	674	789
Total deferred tax assets	37,277	35,605

Deferred tax liabilities:
Property and equipment	(10)	(16)
Other	(303)	(371)
Total deferred tax liabilities	(313)	(387)

Total deferred taxes, net	36,964	35,218
Valuation allowance	(36,964)	(35,218)

Deferred tax liability, net	$-	$-

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred tax assets. At such time as it is determined that it is more likely than not that deferred tax assets will be realizable, the valuation allowance will be reduced.

At December 31, 2025, the Company has federal and state net operating losses (“NOL”) carryforwards of approximately $122.5 million and $9.2 million, respectively. The federal and Florida NOL generated after 2017 of $60.9 million and $9.2 million, respectively, will carryforward indefinitely. The federal NOL carryforwards begin to expire in 2026.

At December 31, 2025, the Company had federal research credit carryforwards of approximately $3.7 million that expire in 2028.

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

Upon adoption of ASU 2023-09, Improvements to Income Tax Disclosures, the reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year ended December 31,2025 was as follows (in thousands, except for percentages):

	Year Ended December 31, 2025
Tax Computed at federal statutory rate	(1,855)	21.0%
State tax, net of federal income tax effect:		0.0%
Foreign tax effects:
Australia:
R&D Refund	(204)	2.31%
Nondeductible research expenditures	439	(4.97)%
Other	(33)	(0.37)%
Effects of changes in tax laws or rates enacted in the current period:		0.00%
Effects of cross-border tax laws:		0.00)%
R&D Credits	(193)	2.18%
Change in valuation allowance:	1,679	(19.01)%
Nontaxable or nondeductible items:
Other	2	(0.02)%
Equity Compensation	165	(1.87)%
Other:
Other		0.00%
Changes in Unrecognized Tax Benefits:		0.00%

The Company’s domestic operations are principally in the states of Washington and Florida.

The reconciliation of taxes at the federal statutory rate to our provision for (benefit from) income taxes for the year December 31, 2024, in accordance with the guidance prior to the adoption of ASU 2023-09 was as follows:

2024

Statutory federal income tax rate	21.00%
Research credits	1.86%
Change in valuation allowance	(20.14)%
Equity compensation	(0.27)%
Foreign rate differential	1.32%
Other tax, credit and adjustments	(3.78)%
Effective income tax rate	0.00%

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law, which enacts significant changes to U.S. tax and related laws. Some of the provisions of the new tax law affecting corporations include but are not limited to current deduction of domestic research expenses, increasing the limit of the deduction of interest expense deduction to thirty percent of EBITDA, and one hundred percent bonus depreciation on eligible property acquired after January 19, 2025. The impact of the tax law changes from the OBBBA is included in the Company’s financial statements.

In December 2023, the FASB issued ASU No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures.” ASU 2023-09 requires disaggregated information about a reporting entity’s effective tax rate reconciliation as well as information on income taxes paid. ASU 2023-09 is effective for public entities with annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 on a prospective basis effective January 1, 2025.

10. Lease Commitments

Operating Leases

The Company leases office space in Miami, Florida that expire on September 30, 2027 and two research and development laboratory spaces in Bothell, Washington under operating leases that expire on January 31, 2029 and January 31, 2031, respectively. For operating leases, the weighted average discount rate is 6.4% and the weighted average remaining lease term is 5.2 years.

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

The components of rent expense and supplemental cash flow information related to leases for the period are as follows (tables in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Lease Cost
Operating lease cost (included in operating expenses in the Company’s consolidated statements of operations)	$410	$393

Other Information
Cash paid for amounts included in the measurement of lease liabilities	$400	$265
Weighted average remaining lease term – operating leases (in years)	4.3	5.2
Average discount rate – operating leases	6.4%	6.4%

The supplemental balance sheet information related to leases for the period is as follows (tables in thousands):

	At December 31, 2025	At December 31, 2024
Operating leases
Long-term right-of-use assets of which $102 and $152 relates to related party, respectively, net of accumulated amortization of $570 and $266, respectively	$1,390	$1,694

Short-term operating lease liabilities, of which $56 and $49 relates to related party, respectively	334	301
Long-term operating lease liabilities, of which $47 and $104 relates to related party, respectively	1,171	1,505
Total operating lease liabilities	$1,505	$1,806

Year ending December 31,	(in thousands)
2026	419
2027	415
2028	376
2029	249
2030 and thereafter	264
Total minimum operating lease payments	$1,723
Less: present value discount	(218)
Total operating lease liabilities	$1,505

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

The lessor of the Miami, Florida lease is a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. See Note 11.

The minimum lease payments above do not include common area maintenance (CAM) charges, which are contractual obligations under the Company’s Bothell, Washington lease, but are not fixed and can fluctuate from year to year. CAM charges for the Bothell, Washington facility is calculated and billed based on total common expenses for the building incurred by the lessor and apportioned to tenants based on square footage. In 2025 and 2024, approximately $169,000 and $174,000 of CAM charges for the Bothell, Washington lease was included in operating expenses in the consolidated statements of operations, respectively.

For the twelve months ended December 31, 2025 and 2024, operating lease expense, including short-term leases, finance leases and CAM charges, totaled approximately $578,000 and $568,000, respectively, of which $63,000 and $62,000, respectively was to a related party.

11. Transactions with Related Parties

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

The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $63,000 and $62,000 for the years ended December 31, 2025 and 2024 respectively.

12. Segment information

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

	Year ended December 31,
	2025	2024
Revenue	$-	$-

Less:
Research and development	4,081	10,785
Salaries and personnel costs	1,573	2,900
Insurance	241	286
Stock-based compensation	270	643
Other operating expenses	2,854	3,264
Other income	(188)	(374)
Net loss	$(8,831)	$(17,504)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

Not applicable.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2025. Our disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, management concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025, based on the framework in the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “2013 Internal Control-Integrated Framework”). Based on our evaluation under the 2013 Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

During the three-month period ended December 31, 2025, no officer or director has adopted any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement within the meaning of Item 408 of Regulation S-K promulgated under the Securities Act of 1933.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following is a list of our directors and executive officers.

Name	Age	Position
Sam Lee	66	Co-Chief Executive Officer, President
James Martin	59	Co-Chief Executive Officer, Chief Financial Officer
Roger Kornberg	78	Chairman and Director
Phillip Frost	89	Director
Fred Hassan	80	Director
Richard C. Pfenniger, Jr.	70	Director
Steven Rubin	65	Director

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

Roger Kornberg, Chairman of the Board of Directors

Dr. Kornberg has been a director of Cocrystal since April 15, 2020. Since 1987, Dr. Kornberg has been a professor of structural biology at Stanford Medical School. Dr. Kornberg is a member of the U.S. National Academy of Sciences and the Winzer Professor of Medicine in the Department of Structural Biology at Stanford University. In 2006, Dr. Kornberg was awarded the Nobel Prize in Chemistry in recognition for his studies of the molecular basis of Eukaryotic Transcription, the process by which DNA is copied to RNA. Dr. Kornberg is also the recipient of several awards, including the 2001 Welch Prize, the highest award granted in the field of chemistry in the United States, and the 2002 Leopold Mayer Prize, the highest award granted in the field of biomedical sciences from the French Academy of Sciences. Dr. Kornberg has served as a member of the Board of Directors of Xenetic Biosciences, Inc. (Nasdaq:XBIO) since February 2016.

Dr. Kornberg’s prior experience serving on the boards of directors of large organizations as well as his tremendous scientific background provides him with the appropriate set of skills to serve as a member of our Board.

Phillip Frost, M.D., Director

Dr. Frost has been a director of Cocrystal since January 2, 2014 and formerly a director of Cocrystal Discovery, Inc., our subsidiary, from 2008 to 2014. He has served as CEO and Chairman of OPKO Health, Inc. (Nasdaq:OPK) (“OPKO”), a multi-national pharmaceutical and diagnostics company since March 2007. He has served as a member of the Board of Trustees of the University of Miami since 1983 and was Chairman from 2001 to 2004. He is on the Advisory Board of the Shanghai Institute for Advanced Immunochemical Studies in China and is a Trustee of each of the Miami Jewish Home for the Aged and the Mount Sinai Medical Center. He serves as Chairman of Temple Emanu-El, Governor of Tel Aviv University and is a member of the Executive Committee of The Phillip and Patricia Frost Museum of Science. Dr. Frost served as a director of Ladenburg Thalmann Financial Services Inc. from 2004 to 2006 and as Chairman from July 2006 until September 2018. He previously served as an Expert Member of the Scientific Advisory Council of the Skolkovo Foundation in Russia. Dr. Frost previously served as Vice Chairman of Cogint, Inc., now known as Fluent, Inc. (Nasdaq:FLNT), and as a director for Castle Brands Inc. (NYSE American:ROX). He served as Vice-Chair of TEVA and then Chair from 2006 – 2012 after its purchase of IVAX Pharmaceuticals which Dr. Frost founded and where he served as Chairman and CEO.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2025.

Audit Committee

The Company has a standing Audit Committee consisting of three directors: Phillip Frost, Steven Rubin and Fred Hassan. The Audit Committee’s primary role is to review our accounting policies and financial reporting and disclosure processes and any issues which may arise in the course of the audit of our financial statements. The Audit Committee selects our independent registered public accounting firm, approves all audit and non-audit services, and reviews the independence of our independent registered public accounting firm, and reviews the Company’s annual and quarterly financial statements and related disclosure with our independent registered public accounting firm and management. The Audit Committee also reviews the audit and non-audit fees of the auditors. Our Audit Committee is also responsible for certain corporate governance and legal compliance matters including internal and disclosure controls and compliance with the Sarbanes-Oxley Act of 2002.

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

Compensation Committee

The function of the Compensation Committee is to determine the compensation of our executive officers. The Compensation Committee has the power to set performance targets for determining periodic bonuses payable to executive officers and may review and make recommendations with respect to stockholder proposals related to compensation matters. Additionally, the Compensation Committee is responsible for administering our equity compensation plans including the Cocrystal Pharma, Inc. 2025 Equity Incentive Plan.

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

While the granting of options and other equity awards to officers, directors and other employees is not expressly addressed in the Insider Trading Policy described above, the Company follows the same principles set forth in such Policy when granting equity awards, including options, to its officers, directors and other employees with access to material nonpublic information. Generally, the Board or Compensation Committee does not approve grants of such awards during a blackout period, and does not take material nonpublic information into account when determining the timing and terms of such an award. Further, the Company does not have a policy or practice of timing the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

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

Item 11. Executive Compensation.

The following information is related to the compensation paid to, earned by or accrued with respect to (i) each Co-Chief Executive Officer (principal executive officer) during the fiscal year ended December 31, 2025, (ii) the two most highly compensated executive officers other than the Co-Chief Executive Officers whose total compensation exceeded $100,000, and (iii) up to two additional individuals who would qualify under (ii) above but for the fact that such individuals were not serving as executive officers of the Company as of December 31, 2025. We refer to these persons as the “Named Executive Officers.”

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(3)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation ($)	Total ($)

James Martin	2025	265,000							265,000
Co-Chief Executive Officer and Chief Financial Officer	2024	410,459	200,000	70,400					680,859

Sam Lee	2025	248,672							248,672
Co-Chief Executive Officer and President	2024	410,459	200,000	70,400					680,859

(1)	Represents cash bonuses paid or accrued during the fiscal year covered.

(2)	Represents RSUs. Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 7 of the Company’s audited financial statements for the year ended December 31, 2025, included in this Report.

(3)	Represents options to purchase common stock. Reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718. The assumptions used in calculating the amounts are discussed in Note 7 of the Company’s audited financial statements for the year ended December 31, 2025, included in this Report.

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

Outstanding Equity Awards at Fiscal Year-End

Listed below is information with respect to unvested stock awards and unexercisable and unexercised options for each Named Executive Officer outstanding as of December 31, 2025:

Outstanding Equity Awards At Fiscal Year-End

Name	Number of shares or units of stock that have not vested(#)		Market value of shares or units of stock that have not vested ($)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price($)	Option Expiration Date

James Martin					12,500	-		33.36	9/20/2028
					12,500	-		15.96	6/22/2030
					20,834	-		13.32	7/16/2031
					25,001	-		5.04	7/25/2032
					26,250	3,750	(1)	2.67	7/18/2033
	15,000	(2)	$14,685	(3)

Sam Lee					8,334	-		33.36	9/20/2028
					8,334	-		15.96	6/22/2030
					4,167	-		15.60	11/24/2030
					20,834	-		13.32	7/16/2031
					25,001	-		5.04	7/25/2032
					26,250	3,750	(1)	2.67	7/18/2033
	15,000	(2)	$14,685	(3)

(1)	Represents 10-year incentive stock options vesting as follows: one-half vested on July 18, 2024 and the remainder will vest in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2024, subject to continued employment on each applicable vesting date.

(2)	Represents RSUs vesting in eight equal quarterly increments with the first such quarterly increment vesting on September 30, 2025, subject to continued employment on each applicable vesting date.

(3)	Represents the market value of the RSUs referred to above, calculated based on $0.97, the closing price of the Company’s common stock as of December 31, 2025.

DIRECTOR COMPENSATION

Compensation of Directors

In the year ended December 31, 2025, non-employee directors were compensated for as follows:

Name*	Fees Earned or Paid in Cash ($)1)	Stock Awards ($)(2)	All Other Compensation ($)		Total ($)

Phillip Frost	-	-	-		-
Fred Hassan	-	-			-
Anthony Japour*	-	-	-		-
Roger Kornberg	-	-	100,000	(3)	100,000
Steven Rubin	-	-	-		-
Richard C. Pfenniger, Jr.	-	-	-		-

*Former director.

(1) Represents cash fees paid, accrued or earned for serving as directors and in Board committee roles.

(2) Represents RSUs. Amounts reported represent the aggregate grant date fair value of awards granted without regard to forfeitures granted to the independent directors during 2025, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the directors.

(3) Represents $100,000 compensation paid to Dr. Kornberg for serving as chairman of the Company’s Scientific Advisory Board.

The table below sets forth the unvested RSUs and unexercised stock options held by each of our non-employee directors outstanding as of December 31, 2025.

Name	Aggregate Number of Unvested Stock Awards Outstanding at December 31, 2025	Aggregate Number of Unexercised Option Awards Outstanding at December 31, 2025

Phillip Frost	10,163	1,694
Fred Hassan	3,026	5,041
Anthony Japour*	5,597	9,327
Roger Kornberg	10,541	17,568
Steven Rubin	7,109	11,848
Richard C. Pfenniger, Jr.	3,026	5,041

*Former director.

Subsequent Compensation

On January 9, 2026, the Compensation Committee approved the grant of non-qualified stock options to the Company’s directors, executive officers and a certain consultant. The non-qualified stock options are granted under the Company’s 2025 Equity Incentive Plan, shall have a term of 10 years, and are exercisable at the closing price of January 8, 2026. The non-qualified stock options shall vest as follows: one-half shall vest and become exercisable on January 9, 2027 and the remaining half shall vest and become exercisable in eight equal quarterly installments commencing on March 31, 2027, subject to the applicable recipient continuing to serve as an officer, director or consultant of the Company, as applicable, on each applicable vesting date.

Name	For Board Service	Stock Options Granted	Stock Options Granted to Chairman and Lead Director	Total Stock Options Granted
Dr. Roger Kornberg	16,410	-	8,205	24,615
Dr. Philip Frost	16,410	-	8,205	24,615
Steve Rubin	16,410	-	-	16,410
Fred Hassan	16,410	-	-	16,410
Richard Pfenniger	16,410	-	-	16,410
James Martin	-	49,229	-	49,229
Sam Lee	-	49,229	-	49,229
Consultant	-	40,000	-	40,000

The Committee also approved a $50,000 cash award paid to Dr. Roger Kornberg for serving as chairman of the Company’s Scientific Advisory Board.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the number of shares of our common stock beneficially owned as of March 24, 2026 by (i) those persons known by us to be owners of more than 5% of our common stock, (ii) each director and director nominee, (iii) each of our Named Executive Officers and (iv) all current executive officers and directors of Cocrystal as a group. Unless otherwise specified in the notes to this table, the address for each person is: c/o Cocrystal Pharma, Inc., 19805 North Creek Parkway, Bothell, WA.

Beneficial Owner	Amount of Common Stock Beneficially Owned and Nature of Beneficial Owner (1)	Percent of Class (1)
Directors and Named Executive Officers:
James Martin (2)	137,824	1.0%
Sam Lee (3)	158,651	1.1%
Phillip Frost (4)	2,698,511	18.5%
Fred Hassan (5)	2,106,788	14.5%
Roger Kornberg (6)	127,401	*
Richard Pfenniger 78)	86,587	*
Steven Rubin (8)	64,310	*
All directors and executive officers as a group (8 persons) (9):	5,426,214	39.4%

5% Holders:
Frost Gamma Investments Trust (10)	2,627,977	18.1%

* Less than 1%.

(1)	Applicable percentages are based on 13,785,759 shares of common stock outstanding as of March 24, 2026. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock underlying options, warrants, and preferred stock currently exercisable or convertible within 60 days are deemed outstanding for the purpose of computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. The table includes shares of common stock, options, and warrants exercisable or convertible into common stock and vested or vesting within 60 days. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Martin is a Named Executive Officer. Includes (i) 98,961 vested stock options, (ii) 27,500 shares underlying vested RSUs and (iii) warrants to acquire 7,196 shares of common stock. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(3)	Dr. Lee is a Named Executive Officer. Includes (i) 94,796 vested stock options and (ii) 27,500 shares underlying vested RSUs.

(4)	Dr. Frost is a director. Includes (i) 1,908,551 shares of common stock held by Frost Gamma Investments Trust, (ii) 50,209 vested stock options, (iii) 1,694 shares underlying RSUs which vest on March 31, 2026 and (iv) warrants to acquire 719,426 shares of common stock held by Frost Gamma Investments Trust. Dr. Frost is the trustee of Frost Gamma Investments Trust. Frost Gamma L.P. is the sole and exclusive beneficiary of Frost Gamma Investments Trust. Dr. Frost is one of two limited partners of Frost Gamma L.P. The general partner of Frost Gamma L.P. is Frost Gamma, Inc., and the sole stockholder of Frost Gamma, Inc. is Frost-Nevada Corporation. Dr. Frost is the sole stockholder of Frost-Nevada Corporation. Does not include securities held by OPKO, a corporation of which Dr. Frost is the Chief Executive Officer and Chairman, concerning the securities of which Dr. Frost does not hold voting and investment control. Dr. Frost disclaims beneficial ownership of the securities held by Frost Gamma Investments Trust and OPKO except to the extent of any pecuniary interest therein. Address is 4400 Biscayne Boulevard, Miami, FL 33137. Information is based on a Schedule 13D filed by Dr. Frost and Frost Gamma Investments Trust on October 28, 2025.

(5)	Mr. Hassan is a director. Includes (i) 6,874 vested stock options, (ii) 5,546 shares underlying vested RSUs and (iii) warrants to acquire 719,426 shares of common stock. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(6)	Dr. Kornberg is a director. Includes (i) 39,769 shares of common stock held by a trust of which Dr. Kornberg is the trustee, (ii) 68,308 vested stock options and (iii) 19,324 shares underlying vested RSUs.

(7)	Mr. Pfenniger is a director. Includes (i)17,708 vested stock options, (ii) 5,546 shares underlying vested RSUs and (iii) warrants to acquire 40,000 shares of common stock. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(8)	Mr. Rubin is a director. Includes (i) 49,323 vested stock options and (ii) 13,302 shares underlying vested RSUs. Address is 4400 Biscayne Boulevard, Miami, FL 33137.

(9)	Directors and Executive Officers as a group. This amount includes ownership by all directors and all current executive officers including Named Executive Officers and those who are not Named Executive Officers under the SEC’s disclosure rules.

(10)	Includes warrants to acquire 719,426 shares of common stock. Dr. Phillip Frost, a director of the Company, is a control person of this trust. See footnote (4).

Equity Compensation Plan Information

The following chart reflects the number of securities granted under equity compensation plans approved and not approved by stockholders and the weighted average exercise price for such plans as of December 31, 2025.

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

On August 14, 2024, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $62,000 and $63,000 for the years ended December 31, 2025 and 2024, respectively.

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

Director Independence

See “Directors, Executive Officers and Corporate Governance – Director Independence” for disclosure regarding director independence.

Item 14. Principal Accountant Fees and Services.

Audit Committee’s Pre-Approval Policies and Procedures

Our Audit Committee reviews and approves audit and permissible non-audit services performed by our independent registered public accounting firm (the “Principal Accountant”), as well as the fees charged for such services. In its review of non-audit service and its appointment of our independent registered public accounting firm, the Audit Committee considers and considered whether the provision of such services was compatible with maintaining independence. All of the services provided and fees charged by our Principal Accountant in 2024 and 2024 were approved by the Audit Committee in accordance with its pre-approval policy.

Principal Accountant Fees and Services

The following table shows the fees billed by our Principal Accountant for the years ended December 31, 2025 and 2024.

	2025 ($)	2024 ($)
Audit Fees (1)	128,000	126,000
Audit-Related Fees (2)	-	-
Total	128,000	126,000

(1)	Audit Fees relate to the audits of our annual financial statements and the review of our interim quarterly financial statements.

(2)	Audit-Related fees relate to the assessment of our internal controls.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(1)	Financial Statements: See Part II, Item 8 of this report.
(2)	Exhibits: See Index to Exhibits below.

EXHIBIT INDEX

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith

1.1	At-The-Market Offering Agreement, dated July 1, 2020, by and between the Company and H.C. Wainwright & Co., LLC	8-K	7/2/20	1.1
1.2	Underwriting Agreement, dated as of May 4, 2021 by and between Cocrystal Pharma, Inc. and H.C. Wainwright & Co., LLC**	8-K	5/5/21	1.1
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation – reverse stock split	8-K	10/3/22	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation – reduce number of authorized shares	8-K	6/28/24	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws	8-K	6/18/25	3.1
4.1	Description of Capital Stock	10-K	3/27/20	4.1
4.2	Form of Investor Warrant	8-K	9/15/25	4.1
4.3	Form of Placement Agent Warrant	8-K	9/15/25	4.2
10.1	2025 Equity Incentive Plan*	8-K	4/8/25	10.1
10.2	Sam Lee Employment Agreement*	8-K	1/8/14	10.2
10.2(a)	Amendment to Sam Lee Employment Agreement*	10-K	3/31/15	10.6
10.3	James Martin Consulting Agreement*	8-K	2/24/17	10.1
10.4	Chief Financial Officer Offer Letter dated May 26, 2017 - James Martin*	8-K	6/1/17	10.1
10.5	Consulting and Scientific Advisory Board Agreement, dated April 13, 2021 with Roger Kornberg	10-Q	8/16/21	10.1
10.6	Form of Securities Purchase Agreement	8-K	9/15/25	10.1
10.7	Form of Securities Purchase Agreement	8-K	10/30/25	10.1
14.1	Code of Ethics	10-K	3/28/24	14.1
19.1	Insider Trading Policy	10-K	3/28/24	19.1

		Incorporated by Reference			Filed or Furnished
Exhibit No.	Exhibit Description	Form	Date	Number	Herewith
21.1	Subsidiaries	10-K	3/27/20	21.1
23.1	Consent of Weinberg & Company				Filed
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Executive Officer (302)				Filed
31.3	Certification of Principal Financial Officer (302)				Filed
32.1	(906)+				Furnished
97	Clawback policy	10-K	3/28/24	97
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)				Filed

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

COCRYSTAL PHARMA, INC.

March 31, 2026	By:	/s/ James Martin
James Martin
Co-Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Roger Kornberg	Chairman	March 31, 2026
Roger Kornberg

/s/ Phillip Frost	Director	March 31, 2026
Phillip Frost

/s/ Fred Hassan	Director	March 31, 2026
Fred Hassan

/s/ Richard Pfenniger	Director	March 31, 2026
Richard Pfenniger

/s/ Steven Rubin	Director	March 31, 2026
Steven Rubin

/s/ James Martin	Chief Financial Officer and Co-Chief Executive Officer	March 31, 2026
James Martin	(Principal Financial, Accounting and Executive Officer)

/s/ Sam Lee	President and Co-Chief Executive Officer	March 31, 2026
Sam Lee	(Principal Executive Officer)

