Form 10-Q
period 2026-03-31
Cocrystal Pharma, Inc.
filed 2026-05-15
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 13,787,453.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2026

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash	$4,685	$7,025
Restricted cash	75	75
Grant receivable	70	-
Tax credit receivable	691	706
Prepaid expenses and other current assets	418	328
Total current assets	5,939	8,134
Property and equipment, net	81	93
Deposits	95	95
Operating lease right-of-use assets, net (including $89 and $152 to related party)	1,311	1,390
Total assets	$7,426	$9,712

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$1,886	$1,876
Current maturities of operating lease liabilities (including $58 and $49 to related party)	343	334
Total current liabilities	2,229	2,210
Long-term liabilities:

Operating lease liabilities (including $32 and $104 to related party)	1,081	1,171
Total long-term liabilities	1,081	1,171
Total liabilities	3,310	3,381

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 a par value: 100,000 shares authorized as of March 31, 2026 and December 31, 2025; 13,787 and 13,784 shares issued and outstanding as of March 31, 2026 and December 31, 2025	13	13
Additional paid-in capital	348,651	348,567
Accumulated deficit	(344,548)	(342,249)
Total stockholders’ equity	4,116	6,331
Total liabilities and stockholders’ equity	$7,426	$9,712

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended March 31,
	2026	2025
Revenues and grant income:
Grant income	225	-
Operating expenses:
Research and development	1,371	1,360
General and administrative	1,210	981
Total operating expenses	2,581	2,341

Loss from operations	(2,356)	(2,341)
Other income:
Interest income, net	22	37
Foreign exchange gain, net	35	3
Total other income, net	57	40
Net loss	$(2,299)	$(2,301)
Net loss per common share, basic and diluted	$(0.17)	$(0.23)

Weighted average number of common shares, basic and diluted	13,786	10,174

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the three months ended March 31, 2026 and 2025

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	13,784	$13	$348,567	$(342,249)	$6,331
Stock-based compensation	-	-	84		84
Shares issued from RSU Award	3	-	-	-	-
Net loss	-	-	-	(2,299)	(2,299)
Balance as of March 31, 2026	13,787	$13	$348,651	$(344,548)	$4,116

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523

Stock-based compensation	-	-	82	-	82
Net loss	-	-	-	(2,301)	(2,301)
Balance as of March 31, 2025	10,174	$10	$343,013	$(335,719)	$7,304

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended March 31,
	2026	2025
Operating activities:
Net loss	$(2,299)	$(2,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	12	25
Stock-based compensation	84	82
Decrease right of use assets	79	74

Changes in operating assets and liabilities:
Grant receivable	(70)	-
Prepaid expenses and other current assets	(90)	45
Tax credit receivable	15	(229)
Deposits	-	(57)
Accounts payable and accrued expenses	10	(505)
Operating lease liabilities	(81)	(73)

Net cash used in operating activities	(2,340)	(2,939)

Net decrease in cash and restricted cash	(2,340)	(2,939)
Cash and restricted cash at beginning of period	7,100	9,935
Cash and restricted cash at end of period	$4,760	$6,996

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

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

Liquidity and going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2026, the Company recorded a net loss of approximately $2,299,000 and used approximately $2,340,000 of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On March 31, 2026, the Company had cash and restricted cash of approximately $4,760,000. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to develop, obtain approval and commercialize antiviral drug candidates, including access potential markets, secure financing, develop a customer base, and to attract, retain and motivate qualified personnel, and develop strategic alliances. Through March 31, 2026, the Company has primarily funded its operations through equity offerings and limited revenue.

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

2. Basis of Presentation and Significant Accounting Policies

Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information, the instructions to Form 10-Q and Article 10 of Regulation S-X set forth by the Securities and Exchange Commission (“SEC”). They do not include all of the information and notes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim periods presented are unaudited and are not necessarily indicative of the results of operations for the entire fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2025 filed on March 31, 2026 (“Annual Report”).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250,000 for each institution where accounts are held. At March 31, 2026 and December 31, 2025, our primary operating accounts held approximately $4,685,000 and $7,025,000, respectively, and our collateral account balance was $75,000 during both periods and held at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

See Item 1A- Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2025 for more information on the risks and uncertainties we face.

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

At March 31, 2026 and December 31, 2025, the carrying amounts of financial assets and liabilities, such as cash, grant receivable, tax receivable, other assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not, they will be received. As of March 31, 2026, the balance of Refundable Tax Credits was approximately $691,000.

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

As of March 31, 2026, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2025 and therefore recorded no amount for income tax expense for the three months ended March 31, 2026. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

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

Grant Income

The Company accounts for government grant funding by analogy to ASC 958-605 because U.S. GAAP does not contain specific guidance for business entities receiving government grants.

Grant income is recognized as the Company incurs qualifying research and development expenditures and satisfies the conditions associated with the grant arrangement.

In October 2025, the Company announced that it had received a $500,000 Small Business Innovation Research (“SBIR”) Phase I award (the “Award”) from the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (“NIAID”). The Award supports the Company’s development of a novel oral broad-spectrum antiviral candidate for the treatment of influenza A and B infections. The Award is subject to the terms and provisions of Contract No. 75N93025C00038 entered into with NIAID, covering a performance period from September 2025 through September 2026.

During the three months ended March 31, 2026, the Company recognized grant income of $225,000 under the Award related to qualifying expenditures incurred during the period. Of the total grant income recognized, $70,000 remained outstanding as of March 31, 2026 and was recorded as a grant receivable in the accompanying balance sheet. The grant receivable was subsequently collected in April 2026.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	March 31,
	2026	2025
Outstanding options to purchase common stock	838	549
Warrants to purchase common stock	7,223	-
Unvested restricted stock units	77	155
Total	8,138	704

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets (three to five years) using the straight-line method. As of March 31, 2026, and December 31, 2025, property and equipment consist of (table in thousands):

	March 31, 2026	December 31, 2025
Lab equipment (excluding equipment under finance leases)	$1,777	$1,777
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,094	2,094
Less: accumulated depreciation and amortization	(2,013)	(2,001)
Property and equipment, net	$81	$93

Total depreciation and amortization expense were approximately $12,000 and $25,000 for the three months ended March 31, 2026 and 2025, For additional finance leases information, refer to Note 7 – Commitments and Contingencies.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	March 31, 2026	December 31, 2025
Accounts payable	$1,371	$890
Accrued compensation	101	85
Accrued other expenses	414	901
Total accounts payable and accrued expenses	$1,886	$1,876

Accounts payable and accrued expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock and Warrants

As of March 31, 2026, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share. The Company had 13,787,000 and 13,784,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025.

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

Warrant Activity Table:

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2025	7,222,821	$1.46	$-
Granted	-	-	-
Exercised	-	-	-
Forfeited	-	-	-
Outstanding at March 31, 2026	7,222,821	$1.46	$-

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of March 31, 2026, no shares remained available for future grants under the 2015 Plan. The 2015 Plan expired on June 29, 2025.

On April 2, 2025, the Board of Directors of the Company approved and adopted an Equity Incentive Plan (the “2025 Plan”), which has an effective date of March 31, 2025. On June 25, 2025, the 2025 Plan was approved by our stockholders at our annual meeting of stockholders. The 2025 Plan provides for the grant of incentive stock options, qualified stock options, restricted stock awards, restricted stock units, stock appreciation rights, and performance shares or units and cash awards. Awards may be granted under the 2025 Plan to our employees, directors and independent contractors. the aggregate number of shares of Common Stock which shall be available for grants or payments of Awards under the 2025 Plan during its term shall initially be 1,500,000 (the “Total Plan Shares”). The Total Plan Shares will automatically increase on January 1st of each year, for a period of nine years commencing on January 1, 2026, in an amount equal to 5% of the total number of shares of Common Stock outstanding as of December 31 of the preceding calendar year on a fully diluted basis.

The 2025 Plan also provides that, notwithstanding the annual increase provision, in no event will the increase in Total Plan Shares available under the 2025 Plan pursuant to the increase provision exceed 2,500,000 additional shares (or a total of up to 4,000,000 Total Plan Shares), subject to adjustment as provided under the 2025 Plan.

As of March 31, 2026, 1,893,940 shares remained available for future grants under the 2025 Plan.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock available for future issuance (in thousands) as of March 31, 2026:

Shares Available for Grant
Stock options issued and outstanding	838
Restricted stock units issued and outstanding	221
Shares authorized for future option grants	1,894
Warrants outstanding	7,223
Balance at March 31, 2026	$10,176

Stock Options

The following table summarizes stock option transactions for the 2015 and 2025 Plan, collectively, for the three months ended March 31, 2026 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2025	537	$8.91	$-
Exercised	-	-	-
Granted	319	1.1	-
Cancelled	(18)	1.24	-
Balance at March 31, 2026	838	$6.10	$-

In January 2026, the Compensation Committee of the Company’s Board of Directors granted a total of 318,966 stock options with a fair value of $299,000 effective as of January 9, 2026. The Company granted stock options to directors, executives, employees, and consultants. The options are ten-year incentive stock options exercisable at $1.10 per share and vesting as follows: one-half vest on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments commencing on March 31, 2027.

The fair value of share option award is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	Three months ended March 31,
	2026	2025
Risk-Free interest rate	3.83%	0.00%
Expected dividend yield	0.00%	0.00%
Expected volatility	106.3	-
Expected term (in years)	5.77	-

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

	Total Restricted Stock Units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2025	97	$1.76	$-
Granted	-	-	-
Forfeited	(6)	-	-
Vested	(15)	-	-
Unvested and expected to vest at March 31, 2026	76	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the three months ended March 31, 2026 and 2025, equity-based compensation expense recorded was approximately $84,000 and $82,000, respectively.

As of March 31, 2026, there was approximately $279,000 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.3 years. For options granted and outstanding, there were 838,351 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $ 0.00, a weighted average exercise price of $6.10 and weighted average remaining contractual term of 7.14 years at March 31, 2026. For vested and exercisable options, outstanding shares totaled 823,840, with an aggregate intrinsic value of $ 0.00. These options had a weighted average exercise price of $ 9.07 per share and a weighted-average remaining contractual term of 5.61 years at March 31, 2026.

The aggregate intrinsic value of outstanding and exercisable options at March 31, 2026 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on March 31, 2026 of $1.01 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

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

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of March 31, 2026 (table in thousands):

2026 (excluding the three months ended March 31, 2026)	$315
2027	415
2028	376
2029	249
2030 and thereafter	264
Total operating lease payments	1,619
Less: present value discount	(195)
Total operating lease liabilities	$1,424

As of March 31, 2026, the total operating lease liability of $343 is classified as a current operating lease liability.

In April 2023, the Company renewed its lease for the unit 100 at the Bothell, Washington facility (“Bothell 100”) for an 84-month (7 years) term, starting February 1, 2024, and ending on January 31, 2031. The Company classified the amended lease as an operating lease pursuant to the provisions of ASC 842 and calculated the discounted value of the total lease payments to be approximately $1,224,000 using a discount rate of 6%. This amount was recognized as the lease liability and right-of use asset at the renewal date of the lease.

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

The operating lease liabilities summarized above do not include variable common area maintenance (the “CAM”) charges, which are contractual liabilities under the Company’s Bothell, Washington lease. CAM charges for the Bothell, Washington facility are calculated annually based on actual common expenses for the building incurred by the lessor and proportionately billed to tenants based on leased square footage. For the three months ended March 31, 2026 and 2025, approximately $44,000 and $39,000 of CAM was included in general and administrative operating expenses on the condensed consolidated statements of operations, respectively.

The lessor of the Miami, Florida lease is a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company.

For the three months ended March 31, 2026 and 2025, operating lease expense, including short-term leases, finance leases and CAM charges, totaled approximately $102,000 and $ 103,000, respectively, of which $16,000 and $16,000 for each period was to a related party.

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

The Company paid a lease deposit of $4,000 on the original agreement and total rent and other expenses paid in connection with this lease were $16,000 for each of the three months ended March 31, 2026 and 2025 respectively.

9. Segment Information

The Company operates and manages its business as one reportable and operating segment dedicated to the research and development of the Company’s novel orally administered antiviral influenza candidate. The measure of segment assets is reported on the balance sheet as total consolidated assets. In addition, the Company manages the business activities on a consolidated basis.

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

	Three months ended March 31,
	2026	2025
Revenue	$225	$-

Less:
Research and development	1,042	1,027
Salaries and personnel costs	481	544
Insurance	57	62
Stock-based compensation	84	82
Operating expenses	917	625
Other income	(57)	(39)
Net loss	$2,299	$2,301

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Cocrystal Pharma, Inc. (the “Company” or “Cocrystal”) is a clinical-stage biotechnology company seeking to discover and develop novel antiviral therapeutics as treatments for serious and/or chronic viral diseases. We employ unique structure-based technologies and Nobel Prize winning expertise in efforts to create first- and best-in-class antiviral drugs. These technologies are designed to efficiently deliver small molecule therapeutics that are safe, effective and convenient to administer. We have identified promising preclinical and clinical-stage antiviral compounds for unmet medical needs caused by RNA viruses including norovirus, influenza virus, coronaviruses (including SARS-CoV-2 and MERS-COV), respiratory virus infections and hepatitis C virus (“HCV”).

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

Research and Development Update

During the three months ended March 31, 2026 and more recently the Company continued to focus its research and development efforts primarily in three areas of norovirus, influenza and coronavirus.

Norovirus Program

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

Oral CDI-988, the first oral direct-acting protease inhibitor, was clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study conducted in Australia.

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

We recently announced that the FDA has granted Fast Track designation to CDI-988. The FDA Fast Track designation aims to facilitate the development and accelerate the review process for drugs that treat serious conditions and address unmet medical needs and allows for a rolling review of a new drug application (NDA) and might help qualify a product for priority review at the time of NDA submission.

In March 2026, we enrolled the first subjects in our Phase 1b norovirus challenge study to evaluate CDI-988 as both a preventative and treatment for norovirus infections, with the initial cohort evaluating the infectivity rate of the GII.2 (Snow Mountain Virus) challenge inoculum, and subsequent cohorts to be orally administered CDI-988 or placebo.

Influenza Programs

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

In December 2023 we received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This randomized, double-blind, placebo-controlled study was designed to evaluate the safety, tolerability, viral and clinical measurements of healthy subjects infected with the influenza A virus dosed with oral CC-42344 treatment. While in the Phase 2a study CC-42344 demonstrated favorable safety and tolerability profile and no serious adverse events (“SAEs”) or drug-related discontinuations by study participants, due to unexpectedly low influenza infection among study participants, management determined that the low infectivity obtained in this study hindered antiviral data analysis. A dispute has arisen with the United Kingdom clinical research organization (the “CRO”) that performed the Phase 2a study. The Company contends that the CRO breached its agreement in a number of respects and is requesting that the CRO refund the $6,309,000 it was paid or redo the study. The CRO has implicitly denied liability and is seeking to recover an additional approximately $600,000 from the Company. As of the date of this Report, it appears that the Company will seek to arbitrate the dispute as required under the agreement with the CRO and more recently has filed a demand letter reserving all of our rights and has initiated arbitration. See the risk factor entitled “We face significant risks and uncertainties surrounding our Influenza A program following an initial Phase 2a study which failed to yield scientifically viable results relating to the product candidate’s efficacy” beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2025. Subject to resolution of this issue or our raising capital to conduct another study, we plan to continue development of oral CC-42344 as a treatment for pandemic and seasonal influenza A.

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

We also continue developing novel broad-spectrum influenza antivirals targeting replication enzymes of seasonal and pandemic influenza A and B strains. On October 27, 2025, the Company announced it received a $500,000 Small Business Innovation Research (“SBIR”) Phase I award from the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (NIAID). The NIH/NIAID Phase I award is designed to assess the scientific, technical and commercial potential of early-stage programs and will support the Company’s development of a novel, oral, broad-spectrum antiviral candidate for the treatment of influenza A and B infections.

Coronavirus Program

As repeated from our norovirus program above, we developed the novel protease inhibitor CDI-988 as an oral pan-viral treatment of noroviruses and coronaviruses, including SARS-CoV-2 and its variants. CDI-988 was specifically designed and developed using our proprietary structure-based drug discovery platform technology as a broad-spectrum antiviral inhibitor to a highly conserved region in the active site of noroviruses, coronaviruses and other 3CL viral proteases.

Oral CDI-988 was clinically evaluated for safety, tolerability and pharmacokinetics including a food-effect cohort in healthy volunteers in a single-center, randomized, double-blind, placebo-controlled Phase 1 study conducted in Australia.

We continue to evaluate CDI-988 for additional program development.

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

Coronavirus: COVID-19 continues to be a global pandemic fueled by an emergence of new strains

COVID-19 is a global health concern responsible for more than 777 million reported cases globally, including more than 7.1 million deaths, as of April 2026, according to data reported by the WHO.

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

Results of Operations for the Three Months Ended March 31, 2026 compared to the Three Months Ended March 31, 2025

Grant Income

The Company received a $500,000 Small Business Innovation Research (“SBIR”) Phase I award from the National Institutes of Health (“NIH”) and the National Institute of Allergy and Infectious Diseases (NIAID). The NIH/NIAID Phase I award is designed to assess the scientific, technical and commercial potential of early-stage programs and will support the Company’s development of a novel, oral, broad-spectrum antiviral candidate for the treatment of influenza A and B infections.

Grant income is earned by award program progress from Company services provided. Total grant income for the three months ended March 31, 2026, and 2025 were $225,000 and $0, respectively.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended March 31, 2026, and 2025 were $1,371,000 and $1,360,000, respectively.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended March 31, 2026, and 2025 were $1,210,000 and $981,000, respectively. The increase of $229,000 was predominantly due to an increase in legal and consultant cost partially offset with a decrease of $76,000 on salary and wages.

Interest Income, Net

Interest income for the three months ended March 31, 2026 and 2025 was $22,000 and $37,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Other Income (Expense)

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. Foreign exchange gain of $35,000 and $3,000 was recorded for the three months ended March 31, 2026 and 2025, respectively.

Income Taxes

No income tax benefit or expense was recognized for the three months ended March 31, 2026 and 2025. The Company’s effective income tax rate was 0.00% for the three months ended March 31, 2026 and 2025. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three months ended March 31, 2026 was $2,299,000 compared with a net loss of $2,301,000 for the three months ended March 31, 2025, respectively, as a result of developments related to our three months ended March 31, 2026 grant income of $225,000 and expenses as described above.

Liquidity and Capital Resources

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the three months ended March 31, 2026, the Company recorded a net loss of approximately $2,299,000 and used approximately $2,340,000 of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

On March 31, 2026, the Company had cash and restricted cash of approximately $4,760,000. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures. As a result, management has concluded that there is substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the company cannot continue as a going concern. The Company’s independent registered public accounting firm, in its report on the Company’s consolidated financial statements for the year ended December 31, 2025, has also expressed substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities was $2,340,000 for the three months ended March 31, 2026 compared with net cash used in operating activities of $2,939,000 for the same period in 2025. This decrease was primarily due to decrease in period expenses related to our Influenza A Phase 2a clinical trial.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $4,685,000 unrestricted cash on March 31, 2026. We expect that our reported cash balance is not be sufficient to support the Company’s working capital needs for the 12 months following the filing of this report, taking into account our intended research and development efforts for the remainder of 2026 and beyond.

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

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. On May 24, 2023, the Company filed a prospectus supplement covering sales under the ATM Agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $7,250,000 from time to time through Wainwright. There were no sales under the ATM Agreement during the three months ended March 31, 2026.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our expectations regarding future characteristics of the product candidates we develop, our plans for the future development of preclinical and clinical drug candidates, the expected time of achieving certain value driving milestones in our programs and progressing our programs in the clinical development process generally, our expectations regarding future operating results and liquidity. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to materially differ from those in the forward-looking statements include the risks and uncertainties arising from the risks arising from the possibility of a recession, interest rate increases, and the economic impact of United States tariff policies geopolitical conflicts including inflation, the wars in the Middle East and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the progress and results of the studies for CC-42344 and CDI-988 including the delay of the Phase 2a study for CC-42344 which may require us to incur substantial additional costs, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials, the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, general risks arising from clinical trials, receipt of regulatory approvals and changes including based on initiatives and actions taken by the Trump Administration which could, among other things, result in delays in regulatory approvals or limit access to federal funding for our programs regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

In our Annual Report on Form 10-K for the year ended December 31, 2025, we disclosed our critical accounting policies and estimates upon which our financial statements are derived.

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

Readers are encouraged to review these disclosures in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 in conjunction with the review of this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Co-Chief Executive Officers and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Co-Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of March 31, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended March 31, 2026. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As disclosed in our Annual Report, a dispute has arisen with the United Kingdom clinical research organization (the “CRO”) that performed the Phase 2a study. The Company contends that the CRO breached its agreement and is requesting that the CRO refund the $6,309,000 it was paid or redo the study. The CRO has implicitly denied liability and is seeking to recover an additional approximately $600,000 from the Company. The Company has initiated arbitration to resolve the dispute as required under the agreement with the CRO. See the risk factor entitled “We face significant risks and uncertainties surrounding our Influenza A program following an initial Phase 2a study which failed to yield scientifically viable results relating to the product candidate’s efficacy” beginning on page 14 of our Annual Report and the discussion in Item 2 above under “Influenza Programs.” Additionally, from time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Annual Report on Form 10-K for the year ended December 31, 2025 and, .as of the date of this Report, the Company is not aware of any pending legal proceedings to which the Company or any of its subsidiaries is a party which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

ITEM 1.A RISK FACTORS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

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

Cocrystal Pharma, Inc.

Dated: May 15, 2026	By:	/s/ Sam Lee
Sam Lee
President and Co-Chief Executive Officer
(Principal Executive Officer)

Dated: May 15, 2026	By:	/s/ James Martin
James Martin
Chief Financial Officer and Co-Chief Executive Officer
(Principal Executive Officer and Principal Financial Officer)

