Form 10-Q
period 2026-06-30
Cocrystal Pharma, Inc.
filed 2026-08-13
CIK 1412486

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 13, 2026, the number of outstanding shares of the registrant’s common stock, par value $0.001 per share, was approximately 19,263,200.

COCRYSTAL PHARMA, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2026

2

Part I – FINANCIAL INFORMATION

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2026	December 31, 2025
	(unaudited)
Assets
Current assets:
Cash	$2,169	$7,025
Restricted cash	75	75
Government contract receivable	35	-
Tax credit receivable	701	706
Prepaid expenses and other current assets	256	328
Total current assets	3,236	8,134
Property and equipment, net	69	93
Deposits	114	95
Operating lease right-of-use assets, net (including $75 and $152 to related party)	1,230	1,390
Total assets	$4,649	$9,712

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable and accrued expenses	$2,264	$1,876
Current maturities of operating lease liabilities (including $60 and $49 to related party)	352	334
Total current liabilities	2,616	2,210
Long-term liabilities:

Operating lease liabilities (including $16 and $104 to related party)	989	1,171
Total long-term liabilities	989	1,171
Total liabilities	3,605	3,381

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 a par value: 100,000 shares authorized as of June 30, 2026, and December 31, 2025; 13,789 and 13,784 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	13	13
Additional paid-in capital	348,743	348,567
Accumulated deficit	(347,712)	(342,249)
Total stockholders’ equity	1,044	6,331
Total liabilities and stockholders’ equity	$4,649	$9,712

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue and grant income:
Government contract revenue	105	-	330	-
Operating expenses:
Research and development	2,142	1,122	3,513	2,482
General and administrative	1,147	986	2,357	1,967
Total operating expenses	3,289	2,108	5,870	4,449

Loss from operations	(3,184)	(2,108)	(5,540)	(4,449)
Other income (expense):
Interest income, net	10	28	32	65
Foreign exchange gain (loss)	10	25	45	28
Total other income, net	20	53	77	93
Net loss	$(3,164)	$(2,055)	(5,463)	(4,356)

Net loss per common share, basic and diluted	$(0.23)	$(0.20)	(0.40)	(0.43)
Weighted average number of common shares outstanding, basic and diluted	13,788	10,174	13,787	10,174

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2025	13,784	$13	$348,567	$(342,249)	$6,331
Stock-based compensation	-	-	84	-	84
Shares issued from RSU Award	3	-	-	-	-
Net loss	-	-	-	(2,299)	(2,299)
Balance as of March 31, 2026	13,787	$13	$348,651	$(344,548)	$4,116
Stock-based compensation	-	-	92	-	92
Shares issued from RSU Award	2	-	-	-	-
Net loss	-	-	-	(3,164)	(3,164)
Balance as of June 30, 2026	13,789	$13	$348,743	$(347,712)	$1,044

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance as of December 31, 2024	10,174	$10	$342,931	$(333,418)	$9,523
Stock-based compensation	-	-	82	-	82
Net loss	-	-	-	(2,301)	(2,301)
Balance as of March 31, 2025	10,174	$10	$343,013	$(335,719)	$7,304
Stock-based compensation	-	-	84	-	84
Net loss	-	-	-	(2,055)	(2,055)
Balance as of June 30, 2025	10,174	$10	$343,097	$(337,774)	$5,333

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended June 30,
	2026	2025
Operating activities:
Net loss	$(5,463)	$(4,356)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	24	46
Stock-based compensation	176	166
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	70	148
Deposits	(19)	(59)
Accounts receivable	(35)	-
Tax credit receivable	7	(427)
Right of use assets	160	149
Accounts payable and accrued expenses	388	(613)
Operating lease liabilities	(164)	(148)
Net cash used in operating activities	(4,856)	(5,094)

Net decrease in cash and restricted cash	(4,856)	(5,094)
Cash and restricted cash at beginning of period	7,100	9,935
Cash and restricted cash at end of period	$2,244	$4,841

See accompanying notes to condensed consolidated financial statements.

COCRYSTAL PHARMA, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

(in thousands, except share and per share data)

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

Liquidity and going concern

The Company’s consolidated financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred net losses and negative operating cash flows since inception. For the six months ended June 30, 2026, the Company recorded a net loss of approximately $5,463 and used approximately $4,856 of cash in operating activities. These factors raise substantial doubt about the Company’s ability to continue as a going concern. In addition, the Company’s independent registered public accounting firm, in its report on the Company’s December 31, 2025 financial statements, has expressed substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to raise additional funds and implement its strategies. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

On June 30, 2026, the Company had cash and restricted cash of approximately $2,244. Restricted cash represents amounts pledged as collateral for financing arrangements that are currently limited to the issuance of business credit cards. The restriction will end upon the conclusion of these financing arrangements. We believe that our current resources will not be sufficient to fund our operations beyond the next 12 months. This estimate is based, in part, upon our currently projected expenditures.

The Company’s activities since inception have principally consisted of acquiring product and technology rights, raising capital, and performing research and development. Successful completion of the Company’s development programs, obtaining regulatory approvals of its products and, ultimately, the attainment of profitable operations is dependent on future events, including, among other things, its ability to access potential markets, secure financing, develop a customer base, attract, retain and motivate qualified personnel, and develop strategic alliances. Through June 30, 2026, the Company has primarily funded its operations through equity offerings.

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

Segments

The Company’s Chief Executive Officer (“CEO”) is our chief operating decision maker (“CODM”) and evaluates performance and makes operating decisions about allocating resources based on financial data presented on a consolidated basis. Because our CODM evaluates financial performance on a consolidated basis, the Company has determined that it operates as a single reportable segment composed of the consolidated financial results of Cocrystal Pharma, Inc. The measure of segment assets is reported on the consolidated balance sheets as total assets (see Note 9).

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash deposited in accounts held at two U.S. financial institutions, which may, at times, exceed federally insured limits of $250 for each institution where accounts are held. At June 30, 2026 and December 31, 2025, our primary operating accounts held approximately $2,169 and $7,025, respectively, and our collateral account balance was $75 during both periods and held at a different institution. The Company has not experienced any losses in such accounts and believes it is not exposed to significant risks thereof.

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

Government Contract Revenue

In September 2025, the Company entered into a Small Business Innovation Research (“SBIR”) Phase I fixed-price research and development contract with the National Institute of Allergy and Infectious Diseases (“NIAID”), a component of the National Institutes of Health, with a total value of $498 and a period of performance through September 29, 2026 (the “Contract”). The Company accounts for the Contract under ASC 606, Revenue from Contracts with Customers, with NIAID as the customer for research and development services that are an output of the Company’s ordinary activities.

Because these services do not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date, revenue is recognized over time. For the monthly services, the Company applies the practical expedient to recognize revenue in the amount it has the right to invoice, which corresponds to the value of services performed each month. Revenue is presented gross, and the related research and development costs are presented within research and development expense.

The Company recognized government contract revenue of $105 and $330 for the three and six months ended June 30, 2026, respectively, and a receivable of $35 was recorded as of June 30, 2026.

Foreign Currency

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

At June 30, 2026 and December 31, 2025, the carrying amounts of financial assets and liabilities, such as cash, other current assets, and accounts payable and accrued expenses approximate their fair values due to their short-term nature. The carrying values of leases payable approximate their fair values due to the fact that the interest rates on these obligations are based on prevailing market interest rates.

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

The Company’s Australian subsidiary is entitled to receive government assistance in the form of refundable and non-refundable research and development tax credits (“Refundable Tax Credits”) from the federal and provincial taxation authorities, based on qualifying expenditures incurred during the fiscal year. The Refundable Tax Credits are from the provincial taxation authorities and are not dependent on its ongoing tax status or tax position and accordingly are not considered part of income taxes. The Company records Refundable Tax Credits as a reduction of research and development expenses when the Company can reasonably estimate the amounts and it is more likely than not; they will be received. As of December 31, 2025, balance of Refundable Tax Credits was approximately $662. The Company estimated and accrued Refundable Tax Credits for the six months ended June 30, 2026 of approximately $37, resulting in a total balance of Refundable Tax Credits receivable of approximately $699 as of the period then ended, which is included in the balance of tax credit receivable in the accompanying balance sheet.

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

As of June 30, 2026, the Company assessed its income tax expense based on its projected future taxable income for the year ending December 31, 2026 and therefore recorded no amount for income tax expense for the six months ended June 30, 2026. In addition, the Company has significant deferred tax assets available to offset income tax expense due to net operating loss carry forwards which are currently subject to a full valuation allowance based on the Company’s assessment of future taxable income. Refer to our Annual Report on Form 10-K for the year ended December 31, 2025 for more information.

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

The following table sets forth the number of potential common shares excluded from the calculations of net loss per diluted share because their inclusion would be anti-dilutive (in thousands):

	June 30,
	2026	2025
Outstanding options to purchase common stock	1,073	537
Warrants to purchase common stock	7,223	-
Unvested restricted stock units	62	155
Total	8,358	692

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

3. Property and Equipment

Property and equipment are recorded at cost and depreciated over the estimated useful lives of the underlying assets ( three to five years) using the straight-line method. As of June 30, 2026, and December 31, 2025, property and equipment consists of (table in thousands):

	June 30, 2026	December 31, 2025
Lab equipment (excluding equipment under finance leases)	$1,777	$1,777
Finance lease right-of-use lab equipment obtained in exchange for finance lease liabilities, net	162	162
Computer and office equipment	155	155
Total property and equipment	2,094	2,094
Less: accumulated depreciation and amortization	(2,025)	(2,001)
Property and equipment, net	$69	$93

Total depreciation and amortization expense were approximately $24 and $46 for the six months ended June 30, 2026 and 2025.

4. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following (in thousands) as of:

	June 30, 2026	December 31, 2025
Accounts payable	$1,892	$890
Accrued compensation	126	85
Accrued other expenses	246	901
Total accounts payable and accrued expenses	$2,264	$1,876

Accounts payable and accrued other expenses contain unpaid general and administrative expenses and costs related to research and development that have been billed and estimated unbilled, respectively, as of period-end.

5. Common Stock

As of June 30, 2026, the Company has authorized 100,000,000 shares of common stock, $0.001 par value per share, and 1,000,000 shares of preferred stock, $0.001 par value per share.

The Company had 13,789,000 and 13,784,000 shares of common stock and no shares of preferred stock issued and outstanding as of June 30, 2026, and December 31, 2025, respectively.

The holders of common stock are entitled to one vote for each share of common stock held.

6. Stock Based Awards

Equity Incentive Plans

The Company adopted an equity incentive plan in 2015 (the “2015 Plan”) under which 833,333 shares of common stock have been reserved for issuance to employees, and non-employee directors and consultants of the Company. Recipients of incentive stock options granted under the 2015 Plan shall be eligible to purchase shares of the Company’s common stock at an exercise price equal to no less than the estimated fair market value of such stock on the date of grant. The maximum term of options granted under the 2015 Plan is ten years. On June 16, 2021, the Company’s stockholders voted to approve an amendment to the 2015 Plan to increase the number of shares of common stock authorized for issuance under the 2015 Plan from 416,667 to 833,333 shares. As of June 30, 2026, no shares remained available for future grants under the 2015 Plan. The 2015 Plan expired on June 29, 2025.

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

As of June 30, 2026, 1,659,000 shares remained available for future grants under the 2025 Plan.

Common Stock Reserved for Future Issuance

The following table presents information concerning common stock reserved for future issuance (in thousands) as of June 30, 2026:

Shares Available for Grant
Stock options issued and outstanding	1,073
Restricted stock units issued and outstanding	219
Shares authorized for future option grants	1,659
Warrants outstanding	7,223
Balance at June 30, 2026	$10,174

Stock Options

The following table summarizes stock option transactions for the 2015 and 2025 Plan, collectively, for the six months ended June 30, 2026 (in thousands, except per share amounts):

	Total Options Outstanding	Weighted Average Exercise Price	Aggregate Intrinsic Value
Balance at December 31, 2025	537	$8.91	$-
Exercised	-	-	-
Granted	554	1.07	-
Cancelled	(18)	1.24	-
Balance at June 30, 2026	1,073	$4.99	$-

The Company granted stock options to directors, executives, employees, and consultants. In June 2026, the Board of Directors granted a total of 235,000 stock options with a fair value of $213 effective as of June 3, 2026. The Option Grant is exercisable at an exercise price of $1.05, which represents the closing price of the Company’s common stock on the date of grant, and vests in four equal annual installments beginning on June 3, 2027.

In January 2026, the Compensation Committee of the Company’s Board of Directors granted a total of 318,966 stock options with a fair value of $299 effective as of January 9, 2026. The options are ten-year incentive stock options exercisable at $1.10 per share and vesting as follows: one-half vest on the one-year anniversary of the grant date and the remainder vest in eight equal quarterly instalments commencing on March 31, 2027.

The fair value of share option awards during 2026 is estimated using the Black-Scholes option pricing method based on the following weighted-average assumptions:

	June 2026	January 2026
Risk-Free interest rate	4.29%	3.83%
Expected dividend yield	0.00%	0.00%
Expected volatility	110.4	106.3
Expected term (in years)	6.25	5.77

Restricted Stock Units

On August 12, 2024, the Company’s Compensation Committee approved the issuance of 256,000 restricted stock unit (“RSU”) awards to non-employee directors, officers, consultants and employees. The aggregate fair value of the restricted stock unit awards granted was estimated to be $451 using the market price of the stock on the date of the grant which is expensed using the straight-line method over the vesting period.

	Total Restricted Stock Units Outstanding	Weighted Average Fair Value	Aggregate Intrinsic Value
Unvested December 31, 2025	97	$1.76	$-
Granted	-	-	-
Forfeited	(6)	-	-
Vested	(29)	-	-
Unvested and expected to vest at June 30, 2026	62	$1.76	$-

The Company accounts for share-based awards to employees and nonemployee directors and consultants in accordance with the provisions of ASC 718, Compensation—Stock Compensation., and under the recently issued guidance following FASB’s pronouncement, ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting. Under ASC 718, and applicable updates adopted, share-based awards are valued at fair value on the date of grant and that fair value is recognized over the requisite service, or vesting, period. The Company values its equity awards using the Black-Scholes option pricing model, and accounts for forfeitures when they occur. For the six months ended June 30, 2026 and 2025, equity-based compensation expense recorded was approximately $176 and $166, respectively.

As of June 30, 2026, there was approximately $426 of total unrecognized compensation expense related to non-vested stock options that is expected to be recognized over a weighted average period of 1.8 years. For options granted and outstanding, there were 1,073,351 options outstanding which were fully vested or expected to vest, with an aggregate intrinsic value of $ 0.00, a weighted average exercise price of $4.99 and weighted average remaining contractual term of 7.55 years at June 30, 2026. For vested and exercisable options which totaled 535,795, had an aggregate intrinsic value of $ 0.00. These options had a weighted average exercise price of $ 8.93 per share and a weighted-average remaining contractual term of 5.40 years at June 30, 2026.

The aggregate intrinsic value of outstanding and exercisable options at June 30, 2026 was calculated based on the closing price of the Company’s common stock as reported on The Nasdaq Capital Market on June 30, 2026 of $1.05 per share less the exercise price of the options. The aggregate intrinsic value is calculated based on the positive difference between the closing fair market value of the Company’s common stock and the exercise price of the underlying options.

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

The following table summarizes the Company’s maturities of operating lease liabilities, by year and in aggregate, as of June 30, 2026 (table in thousands):

2026 (excluding the six months ended June 30, 2026)	$210
2027	415
2028	376
2029 and thereafter	513
Total operating lease payments	1,514
Less: present value discount	(172)
Total operating lease liabilities	$1,342

As of June 30, 2026, the total operating lease liability of $352 is classified as a current operating lease liability.

In April 2023, the Company renewed its lease for the unit 100 at the Bothell, Washington facility (“Bothel 100”) for an 84-month (7 years) term, starting February 1, 2024, and ending on January 31, 2031. The Company classified the amended lease as an operating lease pursuant to the provisions of ASC 842 and calculated the discounted value of the total lease payments to be approximately $1,224 using a discount rate of 6%. This amount was recognized as the lease liability and right-of use asset at the renewal date of the lease. As the renewal occurred in 2023, the Company deemed it appropriate to recognize both the right-of-use asset and lease liability for the extension term in 2023, with no amortization of the asset until the commencement of the extension term in February 2024.

In September 2023, following the renewal of the Bothell 100 facility lease, the Company amended the agreement to expand the premises to include Suite 200 (“Bothell 200 facility”). The lease for the Bothell 200 facility has a 60-month (5-year) term, running from February 1, 2024, through January 31, 2029. The Company classified the lease as an operating lease and calculated the discounted value of the total lease payments to be approximately $571, using a 6% discount rate. This amount was recognized as the lease liability and right-of-use asset at the lease commencement date. As the lease for the Bothell 200 facility is tied to an existing lease and was executed in 2023, the Company deemed it appropriate to recognize both the right-of-use asset and lease liability in 2023, with no amortization of the asset until the lease term begins in February 2024.

In August 2024, the Company renewed its lease for the Miami, Florida location for a 36-month term, starting from October 1, 2024, and ending on September 30, 2027, with an optional two-year extension. At the time of renewal, the Company classified the lease as an operating lease pursuant to the provisions of ASC 842 and calculated the discounted value of the total lease payments to be approximately $163, using a discount rate of 10.75%, and recognized this amount as the lease liability and right-of-use asset at renewal date.

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

For the six months ended June 30, 2026 and 2025, operating lease expense, excluding short-term leases, finance leases and CAM charges, totaled approximately $204 and $205, respectively, of which $31 and $32 for each period was to a related party.

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

8. Transactions with Related Parties

On August 14, 2024, the Company entered into a three-year lease extension with a limited liability company controlled by Dr. Phillip Frost, a director and a principal stockholder of the Company. On an annualized basis, straight-line rent expense is approximately $64 including fixed and estimable fees and taxes. Upon the extension of the lease, the Company recognized a right-of-use asset of approximately $163. The discount rate used to measure the lease assets and liabilities for the extension was 10.75%.

The Company paid a lease deposit of $4 on the original agreement and total rent and other expenses paid in connection with this lease were $32 and $32 for the six months ended June 30, 2026 and 2025 respectively.

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

	Six months ended June,
	2026	2025
Grant income	$330	$-

Less:
Research and development	2,843	2,015
Salaries and personnel costs	1,023	783
Insurance	117	126
Stock-based compensation	176	166
Operating expenses	1,711	1,359
Other income	(77)	(93)
Net loss	$5,463	$4,356

10. Subsequent event

On July 31, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with OPKO Health, Inc., an accredited investor (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a total of 5,474,053 shares of the Company’s common stock at a purchase price of $0.9134 per share, the Nasdaq Consolidated Bid Price on the trading day of closing, resulting in gross proceeds to the Company of $5.0 million.

Dr. Phillip Frost, Charman and Chief Executive Officer of the Purchaser, is co-founder, director and principal stockholder of the Company.

The Company intends to use the net proceeds from this offering, after deducting offering expenses, for the advancement of its preclinical and clinical drug candidate programs, and for general corporate purposes and working capital.

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

Research and Development Update

During the six months ended June 30, 2026 and more recently the Company continued to focus its research and development efforts primarily in three areas of norovirus, influenza and coronavirus.

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

In April 2026, we announced that the FDA has granted Fast Track designation to CDI-988. The FDA Fast Track designation aims to facilitate the development and accelerate the review process for drugs that treat serious conditions and address unmet medical needs and allows for a rolling review of a new drug application (NDA) and might help qualify a product for priority review at the time of NDA submission.

In May 2026, we announced that the Company’s direct-acting antivirals demonstrate pan-viral activity against multiple viruses, including hantavirus, bunyavirus and influenza. These antiviral molecules target a highly conserved region of the viral replication enzyme, specifically the L-protein of Andes hantavirus, which is essential for viral replication and transcription. In vitro potency data show superior activity (IC50 <50 nM) against hantaan virus, which is closely related to the Andes hantavirus strain associated with recent outbreaks. While still in early stages, we are encouraged by our initial in vitro potency data against hantavirus and plan to evaluate in vitro antiviral activity against the Andes hantavirus replication enzyme.

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

In December 2023 we received authorization from the United Kingdom Medicines and Healthcare Products Regulatory Agency (MHRA) to conduct a Phase 2a human challenge study with oral CC-42344 as a potential treatment for pandemic and seasonal influenza A. This randomized, double-blind, placebo-controlled study was designed to evaluate the safety, tolerability, viral and clinical measurements of healthy subjects infected with the influenza A virus dosed with oral CC-42344 treatment. While in the Phase 2a study CC-42344 demonstrated favorable safety and tolerability profile and no serious adverse events (“SAEs”) or drug-related discontinuations by study participants, due to unexpectedly low influenza infection among study participants, management determined that the low infectivity and virology readout obtained in this study hindered the clinical endpoints of the study. A dispute has arisen with the United Kingdom clinical research organization (the “CRO”) that performed the Phase 2a study. The Company contends that the CRO breached its agreement in a number of respects and is requesting that the CRO refund the $6,309,000 it was paid or redo the study. The CRO has implicitly denied liability and is seeking to recover an additional approximately $600,000 from the Company. As of the date of this Report, the Company is seeking to resolve the dispute through arbitration as required under the agreement with the CRO and more recently has filed a demand letter reserving all of our rights and has initiated arbitration. See the risk factor entitled “We face significant risks and uncertainties surrounding our Influenza A program following an initial Phase 2a study which failed to yield scientifically viable results relating to the product candidate’s efficacy” beginning on page 14 of our Annual Report on Form 10-K for the year ended December 31, 2025. Subject to resolution of this issue or our raising capital to conduct another study, we plan to continue development of oral CC-42344 as a treatment for pandemic and seasonal influenza A.

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

Results of Operations for the Three and Six Months Ended June 30, 2026 compared to the Three and Six Months Ended June 30, 2025

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

Grant income is earned by award program progress from Company services provided. Total grant income for the three and six months ended June 30, 2026, were $105,000 and $330,000, respectively. There was no grant income during the three and six months ended June 30, 2025.

Research and Development Expense

Research and development expense consists primarily of compensation-related costs for our employees dedicated to research and development activities and clinical trials, as well as lab supplies, lab services, and facilities and equipment costs related to our research and development programs.

Total research and development expenses for the three months ended June 30, 2026, and 2025 were $2,142,000 and $1,122,000, respectively. The increase of $1,020,000 was primarily due to costs associated with our norovirus and coronavirus candidate CDI-988 entering into a norovirus Phase 1a clinical trial for in 2026.

Total research and development expenses for the six months ended June 30, 2026, and 2025 were $3,513,000 and $2,482,000, respectively. The increase of $1,031,000 was primarily due to costs associated with our norovirus and coronavirus candidate CDI-988 entering into a norovirus Phase 1a clinical trial for in 2026.

General and Administrative Expense

General and administrative expenses include compensation-related costs for our employees dedicated to general and administrative activities, legal fees, audit and tax fees, consultants and professional services, and general corporate expenses.

General and administrative expenses for the three months ended June 30, 2026, and 2025 were $1,147,000 and $986,000, respectively. The increase of $161,000 was primarily due to increases in professional fees and insurance expense.

General and administrative expenses for the six months ended June 30, 2026, and 2025 were $2,357,000 and $1,967,000, respectively. The increase of $390,000 was primarily due to increases in professional fees and insurance expense.

Interest Income, Net

Interest income for the three months ended June 30, 2026 and 2025 was $10,000 and $28,000, respectively, and for the six months ended June 30, 2026 and 2025 was $32,000 and $65,000, respectively. The interest income was primarily earned on cash held in interest bearing bank accounts.

Foreign Exchange Loss

In 2022, the Company established a wholly owned subsidiary in Australia, making it subject to foreign exchange rate fluctuations. There was a foreign exchange gain during the six months ended June 30, 2026 of $45,000 and a foreign exchange loss of $28,000 during the six months ended June 30, 2025.

Income Taxes

No income tax benefit or expense was recognized for the three and six months ended June 30, 2026 and 2025. The Company’s effective income tax rate was 0.00% and 0.00% for the three and six months ended June 30, 2026 and 2025. As a result of the Company’s cumulative losses, management has concluded that a full valuation allowance against the Company’s net deferred tax assets is appropriate.

Net Loss

As a result of the above factors, net loss for the three and six months ended June 30, 2026 was $3,164,000 and $5,463,000, compared with a net loss of $2,055,000 and $4,356,000 for the three and six months ended June 30, 2025, respectively, primarily as a result of operations described above.

Liquidity and Capital Resources

Net cash used in operating activities was $4,856,000 for the six months ended June 30, 2026 compared with net cash used in operating activities of $5,094,000 for the same period in 2025. The decrease was primarily due to increases in accounts payable and accrued expenses.

No cash was used for investing activities for the six months ended June 30, 2026 and 2025 and no cash was used for financing activities for the six months ended June 30, 2026 and 2025.

The Company has not yet established an ongoing source of revenue sufficient to cover its operating costs. The Company had $2,169,000 unrestricted cash on June 30, 2026. On July 31, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with OPKO Health, Inc., an accredited investor (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a total of 5,474,053 shares of the Company’s common stock at a purchase price of $0.9134 per share, the Nasdaq Consolidated Bid Price on the trading day of closing, resulting in gross proceeds to the Company of $5.0 million.

The Company expects that our reported cash balance on June 30, 2026, in addition to the capital raise in July 2026, will not be sufficient to support the Company’s working capital needs for the 12 months following the filing of this report, taking into account our intended research and development efforts in the remainder of 2026 and beyond.

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

On July 31, 2026, the Company entered into a Securities Purchase Agreement (“SPA”) with OPKO Health, Inc. (the “Purchaser”), pursuant to which the Company sold and issued to the Purchaser a total of 5,474,053 shares of the Company’s common stock at a purchase price of $0.9134 per share, the Nasdaq Consolidated Bid Price on the trading day of closing, resulting in gross proceeds to the Company of $5.0 million. Dr. Phillip Frost, Charman and Chief Executive Officer of the Purchaser, is co-founder, director and principal stockholder of the Company. The Company intends to use the net proceeds from this offering, after deducting offering expenses, for the advancement of its preclinical and clinical drug candidate programs, and for general corporate purposes and working capital.

The Company is party to the At-The-Market Offering Agreement, dated July 1, 2020 (“ATM Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which the Company may issue and sell over time and from time to time, to or through Wainwright, up to $10,000,000 of shares of the Company’s common stock. During January 2021, the Company sold 1,030,000 shares of its common stock pursuant to the ATM Agreement for net proceeds of approximately $2,072,000. On May 24, 2023, the Company filed a prospectus supplement covering sales under the ATM Agreement under which we may offer and sell shares of our common stock having an aggregate offering price of up to $7,250,000 from time to time through Wainwright. There were no sales under the ATM Agreement during the six months ended June 30, 2026.

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

Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding the future effectiveness of our product candidates, our plans for the future development of preclinical and clinical drug candidates, the progress and expected or potential timelines of achieving certain value driving milestones in our programs, progressing our programs in the clinical development process generally, our expectations regarding future operating results and liquidity and our ability to raise capital. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors that could cause actual results to differ from those in the forward-looking statements include the risks and uncertainties arising from our need for additional capital to fund our ongoing operations and our ability to obtain such capital on favorable terms or at all, the risks arising from inflation, interest rate increases, the possibility of a recession and the economic impact of such events and the wars in the Middle East and Ukraine on our Company, our collaboration partners, and on the U.S., U.K., Australia and global economies, including downturns in economic activity and capital markets, manufacturing and research delays arising from raw materials and labor shortages, supply chain disruptions and other business interruptions including any adverse impacts on our ability to obtain raw materials and test animals as well as similar problems with our vendors and our current and any future contract research organizations (CROs) and contract manufacturing organizations (CMOs), the ability of our CROs to recruit volunteers for, and to proceed with, clinical studies, and our collaboration partners’ technology and software performing as expected, financial difficulties experienced by certain partners, the results of the studies for CC-42344 and CDI-988 and any future preclinical and clinical trials we or our strategic partners undertake including any adverse findings or delays, general risks arising from clinical trials, receipt of regulatory approvals, regulatory changes, development of effective treatments and/or vaccines by competitors, including as part of the programs financed by governmental authorities and potential mutations in a virus we are targeting which may result in variants that are resistant to a product candidate we develop. Further information on our risk factors is contained in our filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2025. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officers and Chief Financial Officer have concluded that our disclosure controls and procedures as of June 30, 2026 were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There were no material changes in our internal controls over financial reporting or in other factors that could materially affect, or are reasonably likely to affect, our internal controls over financial reporting during the quarter ended June 30, 2026. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. During the reporting period, there have been no material changes to the description of legal proceedings set forth in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026.

ITEM 1.A RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

All recent sales of unregistered securities have been previously reported.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 arrangement” as defined in Item 408(c) of Regulation S-K.

ITEM 6. EXHIBITS

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

EXHIBIT INDEX

Exhibit		Incorporated by Reference			Filed or Furnished
No.	Exhibit Description	Form	Date	Number	Herewith
3.1	Certificate of Incorporation, as amended	10-Q	8/16/21	3.1
3.1(a)	Certificate of Amendment to Certificate of Incorporation – reverse stock split	8-K	10/3/22	3.1
3.1(b)	Certificate of Amendment to Certificate of Incorporation – reduce number of authorized shares	8-K	6/28/24	3.1
3.2	Amended and Restated Bylaws	8-K	2/19/21	3.1
3.2(a)	Amendment No. 1 to Amended and Restated Bylaws	8-K	6/18/25	3.1
10.1	Employment Offer Letter between Cocrystal Pharma, Inc. and James Sapirstein	8-K	6/9/26	10.1
10.2	Form of Securities Purchase Agreement	8-K	8/3/26	10.1
31.1	Certification of Principal Executive Officer (302)				Filed
31.2	Certification of Principal Financial Officer (302)				Filed
32.1	Certification of Principal Executive and Principal Financial Officer (906)				Furnished*
101.INS	Inline XBRL Instance Document				Filed
101.SCH	Inline XBRL Taxonomy Extension Schema Document				Filed
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				Filed
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				Filed
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				Filed
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				Filed
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				Filed

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

Cocrystal Pharma, Inc.

Dated: August 13, 2026	By:	/s/ James Sapirstein
James Sapirstein
Chief Executive Officer
(Principal Executive Officer)

Dated: August 13, 2026	By:	/s/ James Martin
James Martin
Chief Financial Officer
(Principal Financial Officer)

